Form 10-K
period 1994-01-02
WENDYS INTERNATIONAL INC
filed 1994-03-24
CIK 105668

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended January 2, 1994
                          ---------------

( ) TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from            to
                               ----------    ----------

                       Commission File Number: 1-8116
                                               ------

                         WENDY'S INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

             Ohio                                        31-0785108
- -------------------------------------    -------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

   P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio 43017-0256
- --------------------------------------------------------------------------------
          (Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code     614-764-3100
                                                  ------------------------

Securities registered pursuant to Section 12(b) of the Act:
- -----------------------------------------------------------

       Title of each class            Name of each exchange on which registered
- ---------------------------------     -----------------------------------------

Common Shares, $.10 stated value         New York, Boston, Cincinnati, Midwest,
(100,987,000 shares outstanding                Pacific, and Philadelphia
       at March 7, 1994)                             Stock Exchanges

  7% Convertible Subordinated
     Debentures, due 2006                       New York Stock Exchange
Preferred Stock Purchase Rights                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
- -----------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO     .
                                      -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----
The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 7, 1994 was $1,671,212,000.

Documents incorporated by reference:

Portions of the Definitive Proxy Statement dated March 11, 1994 are incorporated by reference into Part III.

Exhibit index on pages 33 and 34.

                                    1 of 53

PART I

Item 1. Business

- --------------------------------------------------------------------------------
The Company

Wendy's International, Inc. was incorporated in 1969 under the laws of the State of Ohio. Wendy's International, Inc. and its subsidiaries are collectively referred to herein as the "Company."

The Company is primarily engaged in the business of operating, developing, and franchising a system of distinctive quick-service restaurants. At January 2, 1994, there were 4,168 Wendy's restaurants in operation in the United States and in 30 other countries and territories. Of these restaurants, 1,224 were operated by the Company and 2,944 by the Company's franchisees.

- --------------------------------------------------------------------------------
Operations

Each Wendy's restaurant offers a relatively standard menu featuring hamburgers and filet of chicken breast sandwiches, which are prepared to order with the customer's choice of condiments. Wendy's menu also includes a salad bar, chili, baked and french fried potatoes, prepared salads, desserts, soft drinks and other non-alcoholic beverages, and a child's meal. In addition, the restaurants sell a variety of promotional products on a limited basis.

The Company strives to maintain quality and uniformity throughout all Wendy's restaurants by publishing detailed specifications for food products, preparation, and service by continual in-service training of employees, and by field visits from Company supervisors. In the case of franchisees, field visits are made by Company personnel who review operations and make recommendations to assist in compliance with Company specifications.

Generally, the Company does not sell food or supplies to its franchisees. However, the Company has arranged for volume purchases of many of these products. Under the purchasing arrangements, independent distributors purchase certain products directly from approved suppliers, and store and sell them to local company and franchised restaurants. These programs help assure availability of products and provide quantity discounts, quality control, and efficient distribution. These advantages are available both to the Company and to any franchisees who choose to participate in the distribution program.

The New Bakery Co. of Ohio, Inc., (Bakery) a wholly-owned subsidiary of the Company, is a producer of buns for Wendy's restaurants. At January 2, 1994, the Bakery supplied 662 restaurants operated by the Company and 1,048 restaurants operated by franchisees. At the present time, the Bakery does not manufacture or sell any other products.

- --------------------------------------------------------------------------------
Raw Materials

The Company and its franchisees have not experienced any material shortages of food, equipment, fixtures, or other products which are necessary to restaurant operations. The Company anticipates no such shortages of products and, in any event, alternate suppliers are available.

- --------------------------------------------------------------------------------
Trademarks and Service Marks of the Company

The Company has registered certain trademarks and service marks in the United States Patent and Trademark office and in international jurisdictions, some of which include "Wendy's", "Wendy", "Old Fashioned Hamburgers", and "Quality Is Our Recipe". The Company believes that these and other related marks are of material importance to the Company's business. Domestic trademarks and service marks expire at various times from 1994 to 2011, while international trademarks and service marks have various durations of 5 to 20 years. The Company generally intends to renew trademarks and service marks which expire.

- --------------------------------------------------------------------------------
Seasonality

The Company's business is moderately seasonal. Average restaurant sales are normally higher during the summer months than during the winter months.

- --------------------------------------------------------------------------------
Working Capital Practices

Cash from operations, along with cash and short-term investments on hand, should enable the Company to meet its financing requirements. In addition, the Company has available unused lines of credit. It is a normal practice within the quick-service restaurant industry to maintain a relatively low current ratio. The Company's current ratio is somewhat higher than historical levels as a result of a debt offering in 1991.

- --------------------------------------------------------------------------------
Competition

Wendy's is one of the largest food service organizations in the world. Each Company and franchised restaurant is in competition with other food service operations within the same geographical area. The quick-service restaurant industry is highly competitive. The Company competes with other organizations primarily through the quality, variety, and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, and effectiveness of marketing are also important factors. The price charged for each menu item may vary from market to market depending on competitive pricing and the local cost structure.

The Company's competitive position is enhanced by its use of fresh ground beef, its unique and diverse menu, promotional products, its wide choice of condiments, and the atmosphere and decor of its restaurants.

- --------------------------------------------------------------------------------
Research and Development

The Company engages in research and development on an ongoing basis, testing new products and procedures for possible introduction into the Wendy's system. While research and development operations are considered to be of prime importance to the Company, amounts expended for these activities are not deemed material.

- --------------------------------------------------------------------------------
Government Regulations

A number of states have enacted legislation which, together with rules promulgated by the Federal Trade Commission, affect companies involved in franchising. Much of the legislation and rules adopted have been aimed at requiring detailed disclosure to a prospective franchisee and periodic registration by the franchisor with state administrative agencies. Additionally, some states have enacted, and others have considered, legislation which governs the termination or non-renewal of a franchise agreement and other aspects of the franchise relationship. The United States Congress has also considered legislation of this nature. The Company has complied with requirements of this type in all applicable jurisdictions. The Company cannot predict the effect on its operations, particularly on its relationship with franchisees, of future enactment of additional legislation. Various other government initiatives such as health care issues, minimum wage rates, and taxes can all have a significant impact on the company's performance.

- --------------------------------------------------------------------------------
Environment and Energy

Various federal, state, and local regulations have been adopted which affect the discharge of materials into the environment or which otherwise relate to the protection of the environment. The Company does not believe that such regulations will have a material effect on its capital expenditures, earnings, or competitive position. The Company cannot predict the effect of future environmental legislation or regulations.

The Company's principal sources of energy for its operations are electricity and natural gas. To date, the supply of energy available to the Company has been sufficient to maintain normal operations.

- --------------------------------------------------------------------------------
Acquisitions and Dispositions

The Company has from time to time acquired the interests of and sold restaurants to franchisees, and it is anticipated that the Company may have opportunities for such transactions in the future. The Company generally retains a right of first refusal in connection with any proposed sale of a franchisee's interest. The Company will continue to sell and acquire restaurants in the future where prudent.

See Notes 6 and 7 under Item 8 on pages 22 and 23 of this Form 10-K for further information regarding acquisitions and dispositions.

- --------------------------------------------------------------------------------
International Operations

Markets in Canada are currently being developed for both company-owned and franchised restaurants. In addition to the countries and territories listed under Item 2 on page 6 of this Form 10-K, the Company has granted development rights for Bahrain, Egypt, Morocco, Oman, Poland, Qatar, Tunisia, and the Yemen Arab Republic.

- --------------------------------------------------------------------------------
Franchised Wendy's Restaurants

As of January 2, 1994, the Company's franchisees operated 2,944 Wendy's restaurants in 49 states, the District of Columbia, and 30 other countries and territories.

The rights and franchises currently offered by the Company in the United States are contained in one basic document, the Restaurant Franchise Agreement. This document gives the franchisee the right to construct, own, and operate a Wendy's restaurant upon a site accepted by Wendy's and to use the Wendy's system in connection with the operation of the restaurant at that site.

Wendy's has in the past franchised under different agreements on a multi-unit basis; however, now it is generally the intent of the Company to grant new franchises both in the United States and foreign countries on a unit-by-unit basis.

After having submitted to Wendy's the requested application and financial materials, if initially approved by Wendy's, an individual becomes an approved applicant upon the execution of a Preliminary Letter Agreement. This Preliminary Letter Agreement does not guarantee that the applicant will be accepted as a Wendy's franchisee but entitles the applicant to commence a training program, intended to allow both parties the opportunity to more carefully assess a long-term franchise relationship. For existing franchisees who in Wendy's opinion are not in need of additional training, the Preliminary Letter Agreement may not be necessary. Upon the execution of a Preliminary Letter Agreement, the applicant is required to pay a non-refundable fee of $5,000 to help defray the cost of the approval process and the initial training.

The Restaurant Franchise Agreement requires that the franchisee pay a royalty of 4% of gross receipts from the operation of the restaurant. The Agreement also typically requires that the franchisee pay the Company a technical assistance fee. In the United States, the technical assistance fee required under newly executed Restaurant Franchise Agreements is currently $25,000 for each restaurant.

The technical assistance fee is used to defray the cost to the Company of providing to its franchisees site selection assistance, standard construction plans, specifications and layouts, review of specific restaurant site plans, certain training in the Company's restaurant systems, and certain bulletins, brochures, and reports. The Company does not select or employ personnel on behalf of the franchisees.

The rights and franchises currently offered for International development are contained in the Franchise Agreement which is issued upon approval of a restaurant site. The Franchise Agreement is for an initial term of 20 years or the term of the lease for the restaurant site, whichever is shorter. The Franchise Agreement licenses the franchisee to use the Company's trademarks and know-how in the operation of the restaurant. Upon execution of the Franchise Agreement, the franchisee is required to pay a Technical Assistance Fee. Generally, the Technical Assistance Fee is $30,000 for each restaurant. Currently, the franchisee is required to pay a monthly continuing fee based on the gross sales of the restaurant, usually 4%.

See Schedule VII on page 31 of this Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 on pages 10 through 13 and Note 8 under Item 8 on page 23 of this Form 10-K for further information regarding reserves, commitments, and contingencies involving franchisees.

- --------------------------------------------------------------------------------
Advertising and Promotions

Products sold by Wendy's restaurants are advertised through television, radio, newspapers, and a variety of promotional campaigns. The Company attempts to keep franchisees informed of current advertising techniques and effective promotions. The Company's advertising materials are also made available to the franchisees. The Restaurant Franchise Agreement provides that franchisees will spend 4% of their gross receipts for advertising and promotions. Currently, the Restaurant Franchise Agreement specifies 2% is to be spent on local and regional advertising (including in many cases cooperative advertising), and 2% is the required contribution to The Wendy's National Advertising Program, Inc. (WNAP). In 1992 and 1993, a systemwide vote was taken on a proposal to increase national advertising during the following calendar year. This voluntary program reallocates the 4% required minimum advertising expenditures such that 2 1/2% goes toward national advertising and 1 1/2% toward local advertising during 1993 and 1994. In 1994, these minimum requirements will revert back to 2% for national and 2% for local advertising unless a new systemwide vote approves reallocation for 1995. Wendy's also has the ability to increase in the future the required local expenditure to 3%, for a total of 5% under the Restaurant Franchise Agreement, provided Wendy's is spending 5% for all domestic Company-operated restaurants and provided Wendy's enforces this requirement on a national basis for all franchisees who have signed that agreement. During fiscal 1993, 1992, and 1991, approximately $86 million, $67 million, and $57 million, respectively, were spent on advertising, promotions, and related expenses by WNAP. WNAP is a not-for-profit corporation which was established to collect and administer the funds contributed by the Company and all domestic franchisees. WNAP's Trustees are comprised of representatives of both the Company and its franchisees.

- --------------------------------------------------------------------------------
Personnel

As of January 2, 1994, the Company employed approximately 43,000 people, of whom approximately 42,000 were employed in company-operated restaurants. The total number of full-time employees at that date was approximately 7,000. The Company believes that its employee relations are satisfactory. The Company is not a party to any collective bargaining agreements except for (i) an agreement with a labor union which represents certain employees of the Bakery, and (ii) two agreements with unions which represent certain employees at two of the Company's Canadian restaurants.

- --------------------------------------------------------------------------------
Item 2. Properties

Wendy's restaurants are built to Company specifications as to exterior style and interior decor. The majority are free-standing, one-story brick buildings, substantially uniform in design and appearance, constructed on sites of approximately 40,000 square feet, with parking for approximately 45 cars. Some restaurants, located in downtown areas or shopping malls, are of a store-front type and vary according to available locations but generally retain the standard sign and interior decor. The typical new free-standing restaurant contains about 2,800 square feet and has a cooking area, a dining room capacity for 90 persons, and a double pick-up window for drive-thru service. The restaurants are generally located in urban or heavily populated suburban areas, and their success depends upon serving a large number of customers. Wendy's also operates restaurants in special site locations such as hospitals, an airport, and college campuses.

At January 2, 1994, the Company and its franchisees operated 4,168 Wendy's restaurants in the locations listed under Item 2 on page 6 of this Form 10-K. Of the 1,224 company-operated Wendy's restaurants, the Company owned the land and building for 567 restaurants, owned the building and held long-term land leases for 248 restaurants, and held leases covering land and building for 409 restaurants. The Company's land and building leases are generally written for terms of 20 to 25 years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 1% to 10%) of annual sales in excess of specified amounts. Some of the real estate owned by the Company is subject to mortgages which mature over various terms. Surplus land and buildings are generally held for sale.

The Company also owns land and buildings for 245 restaurant locations which it in turn leases to certain of its franchisees.

The Company owns approximately 37.6 acres of land in Dublin, Ohio on which are located the Company's corporate headquarters. This complex contains approximately 200,000 square feet of office space.

                        Domestic Wendy's
          State                   Company  Franchise
          Alabama                    --       74
          Alaska                     --        8
          Arizona                    41       10
          Arkansas                   --       34
          California                 20      172
          Colorado                   35       50
          Connecticut                --       31
          Delaware                   18       --
          Florida                   159      118
          Georgia                    63      119
          Hawaii                     --        2
          Idaho                      --       15
          Illinois                   92       99
          Indiana                     1      127
          Iowa                       --       33
          Kansas                     --       50
          Kentucky                   14       69
          Louisiana                  32       18
          Maine                      --        8
          Maryland                   --       81
          Massachusetts              23       18
          Michigan                   38      138
          Minnesota                  26       20
          Mississippi                19       35
          Missouri                   --       78
          Montana                    --       10
          Nebraska                   --       26
          Nevada                     --       29
          New Hampshire              --       15
          New Jersey                  2       60
          New Mexico                 --       21
          New York                   --      140
          North Carolina             54       95
          North Dakota               --        6
          Ohio                      205      121
          Oklahoma                   --       37
          Oregon                     22       24
          Pennsylvania               60      116
          Rhode Island               --        6
          South Carolina             --       63
          South Dakota               --        8
          Tennessee                  --      130
          Texas                      87      145
          Utah                       --       25
          Vermont                    --        6
          Virginia                   54       83
          Washington                 39       10
          West Virginia              28       22
          Wisconsin                  --       41
          Wyoming                    --       10
          District of Columbia       --        3
                                  -----    -----
                                  1,132    2,659
                                  =====    =====


                     International Wendy's
          Country/Territory       Company  Franchise
          Aruba                      --         2
          Bahamas                    --         3
          Canada                     92        72
          Cayman Islands             --         1
          Dominican Republic         --         2
          El Salvador                --         3
          Greece                     --         8
          Guam                       --         2
          Guatemala                  --         3
          Honduras                   --         3
          Hong Kong                  --         4
          Hungary                    --         1
          Iceland                    --         1
          Indonesia                  --         8
          Italy                      --         2
          Japan                      --        35
          Kuwait                     --         3
          Mexico                     --         9
          New Zealand                --         4
          Philippines                --        22
          Puerto Rico                --        18
          Saudi Arabia               --        16
          South Korea                --        35
          Switzerland                --         3
          Taiwan                     --        14
          Thailand                   --         1
          Turkey                     --         4
          United Arab Emirates       --         1
          United Kingdom             --         2
          Virgin Islands             --         3
                                     --       ---
                                     92       285
                                     ==       ===

- --------------------------------------------------------------------------------
Item 3. Legal Proceedings

On May 26, 1989, Jonathan Raven and Eli Shapiro, individually and purportedly on behalf of a putative class of other persons similarly situated, filed a complaint against the Company and others in the U.S. District Court for the Northern District of Illinois, Eastern Division. The complaint, insofar as it pertains to the Company, alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 of the Securities and Exchange Commission promulgated thereunder, and the common law. The plaintiffs claim to be investors in a limited partnership which was a franchisee of the Company. The partnership was formed in 1985 to purchase from the Company restaurants located in Washington and Oregon. The purchase was funded in part by the offering of limited partnership interests and revenue sensitive subordinated notes to the investors. The offering was concluded in 1986. The complaint seeks compensatory damages in the amount of $18 million, attorneys fees and rescission of the purchases of limited partnership interests and revenue sensitive subordinated notes sold in the offering. The Company obtained releases from 82% of the potential plaintiffs. The remaining potential plaintiffs have not been certified as a class. The case was transferred upon motion of the defendants to the U.S. District Court in Atlanta, Georgia. The defendants' motion to dismiss the federal claims was granted with prejudice on October 9, 1991. The defendants' motion to dismiss the state claim was granted without prejudice on the same day. The plaintiffs filed a motion for reinstatement of their Section 10(b), Rule 10b-5 and common law claims on February 14, 1992. That motion was granted on September 24, 1992. The defendants subsequently filed a motion to permit an interlocutory appeal and renewed their motion to dismiss the Section 10(b) and Rule 10b-5 claims for reasons the court had not yet considered. The motion is under consideration by the court. The Company intends to defend the action vigorously and believes that it has meritorious defenses to the claims sought to be asserted and that the resolution of the action will not materially affect the Company's financial condition. This case was last referenced in the Company's Form 10-K for the year ended January 3, 1993.

- --------------------------------------------------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders

        None.

- --------------------------------------------------------------------------------
Executive Officers of the Registrant


Name                         Age      Position with Company       Officer Since

R. David Thomas               61  Senior Chairman of the Board         1969
                                  and Founder

James W. Near                 55  Chairman of the Board and            1986
                                  Chief Executive Officer

Gordon F. Teter               50  President and Chief Operating        1987
                                  Officer, Director

John K. Casey                 61  Vice Chairman and Chief              1981
                                  Financial Officer, Director

Ronald E. Musick              53  Executive Vice President,            1986
                                  Director

Edwin L. Ourant               61  Executive Vice President,            1986
                                  President --
                                  Wendy's Restaurants of Canada
                                  Inc.

Charles W. Rath               57  Executive Vice President             1987

George Condos                 40  Executive Vice President             1982

Donald A. Meyer               43  Senior Vice President                1993

John W. Wright                46  Senior Vice President and            1993
                                  President --
                                  International Division

John T. Schuessler            43  Senior Vice President                1983

Raymond A. Serina             52  Senior Vice President                1990

Lawrence A. Laudick           46  Vice President, General              1981
                                  Controller &
                                  Assistant Secretary

Lawrence E. Schauf            48  Senior Vice President, General       1987
                                  Counsel & Secretary

Stephen D. Farrar             43  Senior Vice President                1983

John F. Brownley              51  Senior Vice President and            1981
                                  Treasurer

Jack C. Whiting               44  Senior Vice President                1992

Brion G. Grube                42  Senior Vice President --             1990
                                  Wendy's Restaurants of Canada
                                  Inc.

No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer, except in the event of a change in control of the Company, as provided in the Company's Key Executive Agreements. The executive officers of the Company are appointed by the Board of Directors.

With the exception of Messrs. Near, Casey, Teter, Musick, Condos, Serina, Whiting, Schauf, Farrar, Grube, Meyer, and Wright each of the above individuals has held the same principal occupation with the Company for at least the last five years.

Mr. Near was President and Chief Operating Officer of Sisters International, Inc. from 1981 until 1986, when he assumed the position of President and Chief Operating Officer of the Company. He assumed the duties of Chief Executive Officer in 1989. Mr. Near became Chairman of the Board in 1991.

Mr. Casey was Senior Vice President of the Company from 1984 to 1987, at which time he became Executive Vice President. Mr. Casey became Executive Vice President -- Finance and Administration in 1987. He assumed his current position in 1991.

Mr. Teter was President of Casa Lupita Restaurants and Executive Vice President of its parent company, Ponderosa, Inc., from 1985 to 1987. Mr. Teter became a Senior Vice President of the Company in 1987 and Executive Vice President in 1988. He assumed his present duties in 1991.

Mr. Musick was Senior Vice President, Secretary and Treasurer of Sisters International, Inc. (a wholly-owned subsidiary of the Company) from 1982 to 1987. Mr. Musick became a Senior Vice President of the Company in 1986. He assumed his current position in 1991.

Mr. Condos joined the Company in 1977. In 1987, he was promoted from Vice President -- Company Operations to Senior Vice President -- Company Operations. In 1988, he was promoted to Senior Vice President of Wendy's Southwest Region. In 1992, he was named Executive Vice President -- Development.

Mr. Meyer joined the Company in 1992 and was promoted to Senior Vice President in 1993. Prior to Wendy's, Mr. Meyer was Zone Vice President for Chemlawn Services, Inc. from 1989 to 1992. Mr. Meyer previously had 15 years of experience in the food industry including positions with Big Cheese, Pizza Hut, Inc., Red Lobster, and KFC.

Mr. Wright joined Wendy's in 1993 as President, International. He was with Pizza Hut, Inc. as Division Vice President from 1989 to 1993 and also with Pizza Hut, Inc. from 1981 to 1986 where he had successful international experience with their operations in Europe. From 1986 to 1989 Mr. Wright was National Vice President of Operations, East with Taco Bell.

Mr. Serina was Vice President -- Operations of Krystal Co. from 1986 to 1988. From 1988 to 1990, he was President and Chief Executive Officer of Self-Service Drive Thru, Inc. Mr. Serina joined the Company in 1990 as Vice President and was promoted in 1990 to Senior Vice President.

Mr. Schauf joined the Company in 1987 as Vice President, General Counsel and Secretary. In 1991, he became Senior Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Schauf was affiliated with Pizza Hut, Inc.

Mr. Farrar joined Wendy's in 1980 as Area Director. In 1982, he transferred from Company Operations to Franchise Operations where he became Regional Vice President in 1983. In 1988, he moved back to Company Operations as Division Vice President where he held that position until being named Senior Vice President to the Southwest Region in 1992.

Mr. Whiting joined the Company in 1975. In 1982, he became Regional Director for the West Virginia Region and named Division Vice President in 1987. In 1992, he became Senior Vice President to the Midwest Region.

Mr. Grube joined Wendy's in 1990 as Division Vice President and was promoted to Senior Vice President -- Canada in 1993. Before joining Wendy's, he was with Imperial Savings Association from 1988 to 1990. Prior to that time, Mr. Grube spent 12 years with Pizza Hut, Inc.

PART II

- --------------------------------------------------------------------------------
Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Wendy's shares are traded on the New York, Boston, Cincinnati, Midwest, Pacific, and Philadelphia Stock Exchanges (trading symbol: WEN). Options in Wendy's shares are traded on the Pacific Stock Exchange.

Market Price of Common Stock

1993                                  High      Low    Close
- --------------------------------------------------------------
First Quarter                        $14 1/4  $12 3/8  $13 1/2
Second Quarter                        15 1/8   12 7/8   14 1/2
Third Quarter                         15 1/2   13 3/8   15 1/2
Fourth Quarter                        17 3/8   15 1/8   17 3/8


1992                                  High      Low    Close
- --------------------------------------------------------------
First Quarter                        $13 3/8  $ 9 1/4  $12 3/8
Second Quarter                        12 7/8   10       11 1/4
Third Quarter                         12 3/4   10 7/8   12 1/2
Fourth Quarter                        14 1/4   11 1/2   12 5/8

At March 7, 1994, the Company had approximately 56,000 shareholders of record.

Dividends Declared Per Share


Quarter                                 1993     1992
- -----------------------------------------------------
First                                   $.06     $.06
Second                                   .06      .06
Third                                    .06      .06
Fourth                                   .06      .06

- --------------------------------------------------------------------------------
Item 6. Selected Financial Data

                                     1993     1992*     1991     1990     1989
Operations (In millions)
Systemwide sales                   $3,924.1  3,612.9   3,223.6  3,070.3  3,036.1
Retail sales                       $1,198.8  1,123.9     962.8    922.2    973.1
Revenues                           $1,320.1  1,238.5   1,059.7  1,010.9  1,069.7
Company restaurant
  operating profit                 $  173.7    154.6     125.2    115.5     89.2
Income before income taxes         $  115.5    101.1      77.7     60.7     36.9
Net income**                       $   79.3     64.7      51.3     39.3     30.4
Capital expenditures               $  116.6    119.6      69.4     41.7     38.9

Financial Position (In millions)
Total assets                       $  996.5    919.5     880.3    757.9    779.6
Property and equipment, net        $  707.3    675.5     617.1    569.6    579.6
Long-term obligations              $  200.6    233.7     239.6    168.1    178.9
Shareholders' equity               $  600.8    528.7     477.9    446.8    428.9

Per Share Data
Net income -- fully diluted**      $    .76      .63       .52      .41      .32
Dividends                          $    .24      .24       .24      .24      .24
Shareholders' equity               $   5.96     5.35      4.91     4.61     4.44
Market price at year-end           $  17.38    12.63      9.25     6.38     4.63

*  Fiscal year 1992 includes 53 weeks.

** 1990 and 1989 reflect a $696,000, $.01 per share; and $1.6 million, $.02 per share extraordinary gain on early extinguishment of debt, respectively; net income in 1989 includes the cumulative effect of change in accounting for income taxes of $5.2 million, $.05 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1993 Overview

     Wendy's achieved record net income of $79.3 million in 1993, an increase of 23% over 1992 and 55% over 1991. Fully diluted earnings per share was $.76 in 1993 versus $.63 in 1992. The Wendy's system, both company and franchise restaurants, also enjoyed its highest ever systemwide sales and average net sales per restaurant. The sales increases reflect the continuing emphasis on restaurant operations, strong customer response to our advertising campaigns, the popularity of the value strategy which incorporates both price and quality, and the introduction of new products.

     The company's operating margin improved to 14.5% versus 13.8% in 1992. The margin has improved each year since 1989. The improvement reflects both control of restaurant operating costs and expanding average sales per restaurant.

     New system restaurant openings totaled 251 in 1993 with another 63 under construction at year-end, the most ambitious new restaurant development since 1986. These new company and franchised restaurants achieved average net sales approximately 15% higher than the remaining restaurants. The new company-operated restaurants also exhibited higher average operating profit per restaurant than the remaining company-operated restaurants.

     During 1993, Wendy's made several modifications to benefit future profitability, increase efficiency, and strengthen its financial position. Selected underperforming company-operated restaurants were identified for closure. Various restaurant facilities were remodeled and upgraded to keep abreast of customer requirements and demands for operating efficiency. Canadian operations were reorganized on an administrative level and geographically to align themselves with domestic operating regions. The domestic regional operating structure was also fine-tuned both by transferring responsibilities between regions and by franchising company-operated markets. Adjustments were made to reserve and expense accruals to reflect the favorable resolution of selected franchise problems, trends in workers' compensation and general liability claims, and tax benefits as a result of the Canadian reorganization. Additionally, the company retired $30 million of debt early, resulting in a year-end debt to equity ratio of 33%.

Retail Sales

     Total company retail sales increased 6.7% in 1993 to $1,198.8 million compared with $1,123.9 million in 1992. This increase reflects a 5.8% increase in average domestic net restaurant sales and an additional 32 average domestic restaurants open. Total retail sales for 1993 reflect one week's fewer sales as 1992 was a 53-week reporting period.

     The improvement in average domestic net sales is a result of the company's solid restaurant operations, highly effective marketing campaigns of both existing and new products, and the value menu strategy, such as Super Value Menu, Combo Meals, and Kids' Meals. These initiatives increased average transactions by approximately 4.2% in 1993.

     Domestic selling prices for the company were down approximately .4% in 1993 following a 1.9% decrease in 1992. Selling prices for 1993 were actually lower than in 1990 as the company continued to emphasize its value strategy.

     The following chart reflects average net sales per domestic restaurant for the last three years:


                    1993      1992      1991
Company           $978,000  $924,000  $874,000
Franchise         $960,000  $907,000  $843,000
Total domestic    $966,000  $912,000  $852,000

     The 1992 amounts have been adjusted to a comparable 52-week year basis. Using this method, 1993 average net sales per domestic company restaurant increased 5.8% over 1992 and 11.9% over 1991.

Restaurant Operating Costs and Expenses

     Total company cost of sales as a percent of retail sales decreased slightly to 58.9% in 1993 from 59% in 1992. Domestic food costs as a percent of domestic retail sales increased to 30.2% in 1993 from 29.7% in 1992. This reflects increases primarily in beef, chicken, and lettuce prices coinciding with reductions in selling prices.

     Domestic labor costs as a percent of domestic retail sales were 24.5% in 1993 compared with 24.9% in 1992. This improvement reflects efforts to adhere to the company's labor guidelines along with the impact from higher domestic average restaurant sales offset by restaurant labor wage rate increases of approximately 2% in 1993. In both years, new restaurant openings incurred extra labor during the initial operating periods.

     Total company restaurant operating costs were $319.4 or 26.6% of retail sales for 1993. This compares to costs in 1992 of $306.4 million or 27.2% of retail sales. A significant portion of this percentage improvement resulted from the relatively fixed nature of some of the cost components, while average sales levels increased. In addition, group insurance and coupon expense declined as a percent of sales.

Royalties

     Royalty income, before reserves, was $106.3 million for the year ended January 2, 1994, and $97.6 million for the year ended January 3, 1993, or a 9% increase. Royalty reserves amounted to

$1.7 million in 1993 compared with $1.2 million in 1992. Average net sales per domestic franchise restaurant increased to $960,000 in 1993 from $907,000 in 1992, an increase of 5.9% on a comparable 52-week year basis. The remainder of the increase reflects royalties from additional domestic and international franchise restaurants.

     Management reviews reserve amounts on a monthly basis and believes the company has adequate levels for royalty and other franchise-related receivables and contingencies.

OTHER REVENUES

     Pretax gains on restaurant dispositions for 1993 amounted to $8.1 million compared with $7.7 million in 1992. There were 86 company restaurants sold to franchisees in 1993 versus 44 restaurants in 1992. Certain dispositions have resulted in land and buildings being retained by the company and leased to franchisees. This has provided a source of rental income to the company which increased $1.8 million over 1992 to $10.1 million.

     A reserve of $2.8 million was provided in the fourth quarter of 1993 for 12 underperforming restaurants which were closed by the end of January 1994. This was to reflect lease buy outs, the write down of assets to realizable value, and other related expenses. Also, $30 million of debt was retired early resulting in $672,000 of redemption expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were approximately the same percent of revenues in both 1993 and 1992. In recognition of continuing improvement in the financial strength of the franchise community, net reserve reversals reduced expenses in both years. The 1993 total reversal was $2.2 million and the 1992 reversal was $1.7 million. Insurance accruals were increased $4.0 million in the fourth quarter of 1993 to reflect trends in workers' compensation and general liability claims. The largest component of general and administrative expense is salaries and related benefits which rose $7.9 million, primarily reflecting annual employee merit increases and minimal administrative staff additions to support new restaurant development.

INTEREST

     Net interest expense decreased in 1993 primarily reflecting lower interest expense. Interest income was $9.8 million in 1993 versus $10.1 million in 1992. Interest expense was $21.6 million in 1993 compared with $22.5 million in 1992. This primarily reflects a 52-week fiscal year in 1993 versus a 53-week fiscal year in 1992, and a reduction of expense on capitalized leases.

INCOME TAXES

     The effective income tax rate for 1993 decreased to 31.4% from 36% in 1992. In the fourth quarter of 1993, the company regionalized its Canadian operations. This was intended to produce overall administrative and operational efficiencies and closely align the organization to domestic operations. In connection with this restructuring the company was able to generate significant Canadian tax benefits of $6.0 million.

COMPARISON OF 1992 TO 1991

     Net income for the year ended January 3, 1993, was $64.7 million versus $51.3 million for the year ended December 29, 1991. Net income per share, on a fully diluted basis, was $.63 for 1992 and $.52 for 1991.

     Total company retail sales were $1,123.9 million in 1992 compared with $962.8 million in 1991, a 16.7% increase. This improvement was attributable to an approximate increase of 5.7% in average domestic net sales, an average of 97 more company-operated restaurants open, and a 53-week reporting period in 1992 compared with a 52-week reporting period in 1991.

     The improvement in average domestic sales resulted from the continued strengthening of restaurant operations and highly effective marketing campaigns. Domestic selling prices for the company were down 1.9% in 1992 compared with a .4% increase in 1991. Domestic coupon sales were essentially unchanged in 1992 at 1% of domestic retail sales versus 1.1% of domestic retail sales in 1991.

     The company experienced an increase in cost of sales to 59% of retail sales for 1992 compared with 58.5% for 1991. Domestic food costs as a percent of domestic retail sales remained unchanged at 29.7% for 1992 and 1991. While beef prices declined in 1992, offsetting increases were experienced in most other product costs. Additionally, selling price reductions increased food costs as a percent of retail sales. Domestic labor costs as a percent of domestic retail sales were 24.9% in 1992 compared with 24.8% in 1991.

     Total company restaurant operating costs were $306.4 million in 1992 versus $274.3 million in 1991, or 27.2% and 28.5% of retail sales in 1992 and 1991, respectively. A significant portion of this improvement resulted from the relatively fixed nature of some of the cost components, while retail sales levels increased.

     Royalty income, before reserves, was $97.6 million for the year ended January 3, 1993, and $88.2 million for the year ended December 29, 1991, or a 10.7% increase. Royalty reserves amounted to $1.2 million in 1992 compared with $2.7 million in 1991. Average net sales per domestic franchise restaurant increased to $907,000 in 1992 from $843,000 in 1991, an increase of 7.6% on a comparable 52-week year basis. International royalty income increased in 1992 over 1991, primarily as a result of additional international franchise restaurants.

     Pretax gains on restaurant dispositions for 1992 amounted to $7.7 million compared with $2.0 million in 1991. There were 44 company restaurants sold to franchisees in 1992 versus 30 restaurants in 1991. Increases were also seen in rental income amounting to $1.6 million, and technical assistance fees of $.7 million. Losses due to asset write-offs and retirements were higher in 1992 at $4.4 million compared with $3.4 million in 1991.

     General and administrative expenses increased to $94.1 million for 1992 versus $76.1 million in 1991. Much of the increase was a result of planned spending for research and development, new product testing, information services, and other support for new restaurant development. Increases were primarily seen in the areas of salaries and wages, and employee benefits amounting to $6.9 million. Net reserve reversals amounted to $1.7 million for the year ended January 3, 1993, while for the previous year ended December 29, 1991, net reversals were $5.5 million. Disregarding reserve adjustments in both years, general and administrative expenses were unchanged as a percent of revenues.

     Total interest expense was $22.5 million for 1992 compared with $23.3 million in 1991, a 3.3% decrease. Interest income declined 7.9% to $10.1 million in 1992 versus $11.0 million in 1991. This was primarily a result of lower interest rates on investments and lower levels of short-term investments as capital spending increased.

     The effective income tax rate for 1992 increased to 36% from 34% in 1991. The increase resulted primarily from a decrease in tax-exempt interest income, foreign operations, and the utilization in 1991 of acquired federal tax benefit carryforwards.

FINANCIAL POSITION

OVERVIEW

     The company continued to strengthen its balance sheet in 1993. Shareholders' equity increased $72.1 million to a total of $600.8 million at year-end 1993. The company's return on average equity was 14.2% in 1993 compared with 12.9% in 1992. This is the seventh consecutive year return on equity has increased. Shareholders' equity per share rose 11.4% to $5.96 at January 2, 1994. Long-term obligations were reduced $33.0 million including the early retirement of $30 million of 71/4% convertible subordinated debentures. Consequently, the debt to equity ratio dropped to 33% from 44% at year-end 1992 and 50% at year-end 1991.

     Total assets increased $76.9 million or 8.4% over 1992 due to additions to property and equipment for restaurant development and deferred income tax assets required under the provisions of Financial Accounting Standard Number 109 --"Accounting for Income Taxes". Long-term notes receivable increased $8.6 million in 1993 reflecting notes taken for restaurant dispositions to franchisees. At January 2, 1994, cash and short-term investments amounted to $112.3 million. The company's return on average assets was 14.3% in 1993 compared with 13.9% in 1992, the fourth consecutive year this ratio increased.

     The following chart shows year-end reserve balances related to royalty receivables and other franchise-related receivables and contingencies by balance sheet category:

                               JANUARY 2,  JANUARY 3,
(In millions)                     1994        1993

Accounts receivable, net          $5.2       $ 6.1
Notes receivable, net               .4         1.1
Other assets                       1.9         2.8
Accrued expenses, other             .8          .4
                                  ----       -----
                                  $8.3       $10.4
                                  ----       -----

CASH FLOW

     Cash provided by operating activities was $146.7 million in 1993, $120.5 million in 1992 and $112.7 million in 1991. Cash provided by operations exceeded capital expenditures by $30.1 million in 1993.

     Cash proceeds of $17.2 million were realized from company restaurant dispositions in 1993, while $12.9 million was provided in 1992 and $7.8 million in 1991. In addition to this, $98.5 million of cash was provided by the issuance of the 7% convertible subordinated debentures in 1991.

     Cash provided by operating activities over the last three years was primarily used for capital expenditures, dividend payments, debt repayments, and acquisitions of franchised restaurants. During the last three years, the company has acquired 152 restaurants, and has retired early over $31 million of higher rate debt and $33 million in convertible subordinated debentures.

     During 1993, capital expenditures amounted to $117 million. New restaurant expenditures amounted to $78 million; $27 million was spent for improvements to existing restaurants; and $12 million was spent for other additions. Current plans are to open or have under construction about 350 new Wendy's restaurants in 1994, of which approximately 125 will be company-operated. Capital expenditures could total as much as $170 million in 1994. Cash provided by operating activities, cash and investments on hand, and possible asset dispositions should enable the company to meet its financial requirements through 1994.

INFLATION

     Financial statements determined on a historical cost basis may not accurately reflect all the effects of changing prices on an enterprise. Several factors tend to reduce the impact of inflation for the company. Inventories approximate current market prices, there is some ability to adjust prices, and liabilities are repaid with dollars of reduced purchasing power.

INTERNATIONAL

     During 1993, there were 41 international restaurant openings. On January 2, 1994, there were 377 Wendy's restaurants operating outside the United States in 30 countries and territories. Of these,

164 were in Canada, with 92 being operated by the company. Wendy's is significantly underpenetrated in international markets. Therefore, the long-term potential is great and Wendy's intends to increase international restaurant expansion over the next several years. Although, international growth will come primarily through franchising, joint venture agreements currently exist in Guam, the United Kingdom, Korea, and New Zealand.

     Canada is our largest international market and competition in the Canadian restaurant industry is extremely intense. The difficult economy, tax laws, and minimum wage increases continue to negatively impact results. Nevertheless, 1993 was a year of progress and change. Average sales of company-operated restaurants increased 7.8% in local currency, and restaurant level profitability improved. A promising new expansion vehicle was introduced, combining a Wendy's and Tim Horton's, a large Canadian food service operation. Both Wendy's and Tim Horton's share the same high quality image and products sold are complementary. Wendy's hopes to expand this concept in the future. In the fourth quarter of 1993, the company regionalized operations in an effort to produce overall administrative and operational efficiencies and closely align the organization with domestic operations.

MANAGEMENT'S OUTLOOK

     The quick-service restaurant industry is extremely competitive and should remain so in the foreseeable future. Wendy's management believes that the strategies adhered to in the past few years remain important to future performance.

     Responsible system growth will continue in 1994, focusing on the markets with the best potential for sales and return on investment. Each proposed site must undergo an extensive operational and financial review before it is approved. The company plans on opening or having under construction 125 new company-owned restaurants and 225 new franchised restaurants in 1994. The company's expansion will be accomplished by use of the cash and investments on hand, cash provided by 1994 operations, and possible asset dispositions.

     Wendy's will also continue efforts to increase sales and profitability in existing restaurants. Continued emphasis on improving operations, new promotional and permanent menu items, local and national marketing to increase customer awareness, and restaurant remodels are all aimed at increasing customer transactions. Selling prices decreased .4% in 1993, and any potential change in 1994 should be very modest. The company will continue to focus on restaurant cost control by use of company guidelines for food, labor, and other expenses. In cooperation with our vendors, Wendy's closely monitors purchase prices while maintaining exacting quality standards for all products in each restaurant. In keeping with quality standards the company strictly adheres to food safety and sanitation guidelines. These guidelines provide detailed information and methods to apply sanitation procedures to food handling functions, from the point of purchase through the ultimate service to the customer.

     Cost control of administrative overhead is also extremely important. Budgets are developed for each corporate and field department and actual expenses are monitored by comparison to the budget and to historical results. Any proposed staff additions must be justified based on the contribution to company or franchise operations support and to restaurant development.

     Additionally for 1994, the company anticipates the effective income tax rate will more closely approximate historic rates.

     Wendy's will also continue its strategy of acquiring restaurants from and selling restaurants to franchisees where prudent. Acquired restaurants, which may be distressed, can be improved and then operated profitably by the company or sold to a qualified franchisee. Selling restaurants generates cash which is used for new development, acquisitions, and remodeling programs. During the last three years, the company purchased 152 franchised restaurants and sold 160 company-operated restaurants to franchisees. Underperforming restaurants, whether company or franchise operated, are monitored carefully and revitalized where economically possible or closed if necessary for the financial health of the system.

     The strength and vitality of the franchise community is an essential part of the continued success of the Wendy's system. Various strategies have been developed to assist individual franchisees and the overall franchise system. The aim of these strategies is to encourage responsible new restaurant development, increase franchisees' financial health, increase royalty income, and improve royalty receivable collection rates. The company will continue to maintain appropriate reserves against franchise receivables.

     The strategies developed have been beneficial and are appropriate for the future success of the Wendy's system. However, competition is extremely intense in the quick-service restaurant segment, particularly in the areas of marketing and pricing. In addition, numerous external factors can have a significant impact on the company's performance. Such factors could include product costs, the economy, consumer perception of food safety, the weather, changing consumer tastes, the labor supply, the company's ability to obtain and finance real estate, and government initiatives such as health care issues, minimum wage rates, taxes, and possible franchise legislation.

     The adoption of Financial Accounting Standard Number 112 (SFAS 112) -- "Employers' Accounting for Postemployment Benefits" will not have a significant impact on the results of operations or financial condition of the company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

Fifty-two weeks ended January 2, 1994, fifty-three weeks ended January 3, 1993, and fifty-two weeks ended December 29, 1991

(In thousands except per share data)             1993        1992       1991
REVENUES
Retail sales                                 $1,198,777  $1,123,868 $  962,793
Royalties                                       104,663      96,403     85,518
Other                                            16,655      18,235     11,432
                                             ----------  ---------- ----------
                                              1,320,095   1,238,506  1,059,743
                                             ----------  ---------- ----------
COSTS AND EXPENSES
Cost of sales                                   705,671     662,892    563,245
Company restaurant operating costs              319,367     306,356    274,312
General and administrative expenses             102,161      94,068     76,077
Depreciation and amortization of property
  and equipment                                  65,655      61,686     56,071
Interest, net                                    11,706      12,414     12,303
                                             ----------  ---------- ----------
                                              1,204,560   1,137,416    982,008
                                             ----------  ---------- ----------

INCOME BEFORE INCOME TAXES                      115,535     101,090     77,735

INCOME TAXES                                     36,268      36,392     26,430
                                             ----------  ---------- ----------
NET INCOME                                   $   79,267  $   64,698 $   51,305
                                             ==========  ========== ==========
PRIMARY EARNINGS PER SHARE                         $.77        $.64       $.52
                                                   ====        ====       ====
FULLY DILUTED EARNINGS PER SHARE                   $.76        $.63       $.52
                                                   ====        ====       ====
DIVIDENDS PER SHARE                                $.24        $.24       $.24
                                                   ====        ====       ====
PRIMARY SHARES                                  102,897     101,414     99,386
                                             ----------  ---------- ----------
FULLY DILUTED SHARES                            111,245     109,650     99,508
                                             ----------  ---------- ----------

The accompanying notes beginning on page 18 are an integral part of the Consolidated Financial Statements.

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

JANUARY 2, 1994, AND JANUARY 3, 1993

(Dollars in thousands)                                    1993         1992
ASSETS
CURRENT ASSETS
Cash and cash equivalents                              $   71,698   $   77,412
Short-term investments, at cost which approximates
 market                                                    40,647       34,260
Accounts receivable, net                                   27,381       26,042
Notes receivable, net                                       5,259        6,244
Inventories and other                                      21,478       17,642
Deferred income taxes                                      12,244          514
                                                       ----------   ----------
                                                          178,707      162,114
                                                       ----------   ----------
PROPERTY AND EQUIPMENT, AT COST
Land                                                      203,651      184,818
Buildings                                                 329,023      307,168
Leasehold improvements                                    182,519      175,047
Restaurant equipment                                      289,242      279,314
Other equipment                                            65,197       60,616
Capital leases                                             64,148       64,157
                                                       ----------   ----------
                                                        1,133,780    1,071,120

Accumulated depreciation and amortization                (426,496)    (395,614)
                                                       ----------   ----------
                                                          707,284      675,506
                                                       ----------   ----------
COST IN EXCESS OF NET ASSETS ACQUIRED, NET                 24,314       26,263
OTHER ASSETS                                               70,931       55,657
DEFERRED INCOME TAXES                                      15,250
                                                       ----------   ----------
                                                       $  996,486   $  919,540
                                                       ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and drafts payable                            $   68,735   $   60,766
Accrued expenses
  Salaries and wages                                       16,288       14,727
  Taxes                                                    14,935       14,818
  Insurance                                                21,345       13,487
  Other                                                    11,160       11,930
Income taxes                                                2,896        7,252
Deferred income taxes                                       2,299
Current portion of long-term obligations                    5,611        5,250
                                                       ----------   ----------
                                                          143,269      128,230
                                                       ----------   ----------
LONG-TERM OBLIGATIONS
Term debt                                                 156,741      187,685
Capital leases                                             43,892       45,986
                                                       ----------   ----------
                                                          200,633      233,671
                                                       ----------   ----------
DEFERRED INCOME TAXES                                      40,859       23,933
OTHER LONG-TERM LIABILITIES                                10,930        5,051
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, authorized: 250,000 shares
Common stock, $.10 stated value, Authorized:
 200,000,000 shares
Issued: 100,823,000 and 98,855,000 shares,
 respectively                                              10,082        9,885
Capital in excess of stated value                         161,238      141,558
Retained earnings                                         430,866      375,425
Translation adjustments                                     1,347        2,072
Pension liability adjustment                               (2,572)        (119)
                                                       ----------   ----------
                                                          600,961      528,821
Treasury stock at cost: 29,000 shares                        (166)        (166)
                                                       ----------   ----------
                                                          600,795      528,655
                                                       ----------   ----------
                                                       $  996,486   $  919,540
                                                       ==========   ==========

The accompanying notes beginning on page 18 are an integral part of the Consolidated Financial Statements.

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

Fifty-two weeks ended January 2, 1994, fifty-three weeks ended January 3, 1993, and fifty-two weeks ended December 29, 1991

(In thousands)                                    1993       1992       1991
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                     $  79,267  $  64,698   $ 51,305
Adjustments to reconcile net income to net
  cash provided by operating activities
  Depreciation and amortization                   68,978     63,374     58,226
  Deferred income taxes                           (6,370)       (28)    (6,324)
  Net gain from restaurant dispositions           (8,140)    (7,681)    (1,976)
  Net loss on other asset dispositions             6,466      4,424      3,422
  Net reserves for accounts receivable and other
    contingencies                                   (747)      (545)    (2,551)
  Loss on early extinguishment of debt               672         23        638
  Changes in operating assets and liabilities
    net of effects of acquisitions and dispositions
    of restaurants
  Accounts and notes receivable                     (386)    (9,104)    (1,077)
  Inventories and other                           (4,478)    (1,801)    (1,068)
  Accounts and drafts payable and accrued
    expenses                                       8,580     (1,458)    16,724
  (Increase) decrease in other assets               (305)     2,463     (4,076)
  Income taxes                                    (4,356)     1,700       (830)
  Other changes, net                               7,495      4,412        323
                                               ---------  ---------   --------
  Net cash provided by operating activities      146,676    120,477    112,736
                                               ---------  ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from restaurant dispositions             17,155     12,943      7,848
Proceeds from other asset dispositions             9,710      2,018      5,364
Capital expenditures                            (116,573)  (119,567)   (69,369)
Acquisition of franchises                         (8,685)    (7,602)   (16,577)
Investment in marketable securities               (6,387)   (19,002)   (15,258)
Other investing activities                        (2,315)    (3,242)    (3,735)
                                               ---------  ---------   --------
  Net cash used in investing activities         (107,095)  (134,452)   (91,727)
                                               ---------  ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of term debt                                     98,500
Proceeds from issuance of common stock            12,890      9,381      3,356
Principal payments on long-term obligations      (34,463)   (13,738)   (34,532)
Dividends paid                                   (23,826)   (23,523)   (23,278)
                                               ---------  ---------   --------
  Net cash provided by (used in) financing
    activities                                   (45,399)   (27,880)    44,046
                                               ---------  ---------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH              104       (210)       (83)
                                               ---------  ---------   --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      (5,714)   (42,065)    64,972
                                               ---------  ---------   --------
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                        77,412    119,477     54,505
                                               ---------  ---------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  71,698  $  77,412   $119,477
                                               ---------  ---------   --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Interest paid                                  $  21,874  $  22,478   $ 24,495
Interest received                                  8,832     10,106      9,452
Income taxes paid                                 41,517     32,092     32,971
Debt converted to common stock                     1,510
Capital lease obligations incurred                            1,541      1,736
Acquisition of franchises
  Fair value of assets acquired, net           $  13,170  $   7,818   $ 29,592
  Cash paid                                        8,685      7,602     16,577
                                               ---------  ---------   --------
  Liabilities assumed                          $   4,485  $     216   $ 13,015
                                               ---------  ---------   --------

The accompanying notes beginning on page 18 are an integral part of the Consolidated Financial Statements.

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Fifty-two weeks ended January 2, 1994, fifty-three weeks ended January 3, 1993, and fifty-two weeks ended December 29, 1991

                               (In thousands)    1993       1992       1991
COMMON STOCK AT STATED VALUE
Balance at beginning of period                 $  9,885   $  9,741   $  9,685
Exercise of options                                 188        144         56
Conversion of subordinated debentures                 9
                                               --------   --------   --------
Balance at end of period                         10,082      9,885      9,741
                                               --------   --------   --------
CAPITAL IN EXCESS OF STATED VALUE
Balance at beginning of period                  141,558    130,473    126,616
Exercise of options, including tax benefits      18,179     11,085      3,857
Conversion of subordinated debentures             1,501
                                               --------   --------   --------
Balance at end of period                        161,238    141,558    130,473
                                               --------   --------   --------
RETAINED EARNINGS
Balance at beginning of period                  375,425    334,250    306,223
Net income                                       79,267     64,698     51,305
Dividends paid                                  (23,826)   (23,523)   (23,278)
                                               --------   --------   --------
Balance at end of period                        430,866    375,425    334,250
                                               --------   --------   --------
TRANSLATION ADJUSTMENTS                           1,347      2,072      4,412
                                               --------   --------   --------
PENSION LIABILITY ADJUSTMENT                     (2,572)      (119)      (773)
                                               --------   --------   --------
TREASURY STOCK AT COST                             (166)      (166)      (166)
                                               --------   --------   --------
SHAREHOLDERS' EQUITY                           $600,795   $528,655   $477,937
                                               --------   --------   --------

COMMON SHARES
Balance issued at beginning of period            98,855     97,410     96,850
Exercise of options                               1,882      1,445        560
Conversion of subordinated debentures                86
                                               --------   --------   --------
Balance issued at end of period                 100,823     98,855     97,410
TREASURY SHARES                                     (29)       (29)       (29)
                                               --------   --------   --------
COMMON SHARES ISSUED AND OUTSTANDING            100,794     98,826     97,381
                                               --------   --------   --------

The accompanying notes beginning on page 18 are an integral part of the Consolidated Financial Statements.

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

     The company's principal business is the operation of quick-service restaurants serving high-quality food. At year-end 1993 the company and its franchise owners operated 4,168 of these restaurants under the name "Wendy's" in 50 states and in 30 other countries and territories.

Fiscal year

     The company's fiscal year ends on the Sunday nearest to December 31. The 1993 and 1991 fiscal years consisted of 52 weeks and the 1992 fiscal year consisted of 53 weeks.

Basis of presentation

     The Consolidated Financial Statements include the accounts of the company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     For purposes of the Consolidated Statement of Cash Flows, the company considers short-term investments with original maturities of three months or less as cash equivalents. A substantial portion of these investments are tax-exempt instruments.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market, and consist primarily of restaurant food items and paper supplies.

Property and equipment

     Depreciation and amortization are recognized on the straight-line method in amounts adequate to amortize costs over the following estimated useful lives: buildings, up to 25 years; leasehold improvements, up to 25 years; restaurant equipment, up to 15 years; other equipment, up to ten years; and property under capital leases, the primary lease term. Interest cost associated with the construction of new restaurants is capitalized, while certain other costs, such as ground rentals and real estate taxes, are expensed as incurred.

Cost in excess of net assets acquired

     The cost in excess of net assets acquired is amortized on the straight-line method over periods ranging from ten to 40 years which, for leased restaurants, include the original lease period plus renewal options, if applicable. Accumulated amortization of cost in excess of net assets acquired was $13.2 million and $12.3 million at January 2, 1994, and January 3, 1993, respectively.

Capitalized software development costs

     The company capitalizes internally developed software costs which are amortized over a seven year period.

Franchise operations

     The company grants franchises to independent operators who in turn pay technical assistance fees, royalties, and in some cases, rents for each restaurant opened. A technical assistance fee is recorded as income when each restaurant commences operations. Royalties, four percent of monthly net sales, are recognized as income on the accrual basis. The company has established reserves related to the collection of franchise royalties and other franchise-related receivables and commitments (see Note 8). Included in other assets is the long-term portion of notes receivable amounting to $29.7 million and $21.1 million at January 2, 1994, and January 3, 1993, respectively. The carrying amount of notes receivable currently approximates fair value.

     Franchise owners receive assistance in such areas as real estate site selection, construction consulting, purchasing, and marketing from company personnel who also furnish these services to company-operated restaurants. Franchise expenses are included in general and administrative expenses.

Foreign operations

     At January 2, 1994, the company and its franchise owners operated 164 restaurants in Canada. Additionally, 213 restaurants were operated by franchise owners in other foreign countries and territories.

Net income per share

     Primary earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents during each period. Fully diluted computations assume full conversion of the subordinated debentures into common shares, when dilutive, and the elimination of related expenses, net of income taxes.

2. TERM DEBT

Term debt at each year-end consisted of the following:

(In thousands)                                   1993       1992
Notes, unsecured, and Mortgages Payable
 with a weighted average interest rate of
 8.9%, due in installments through 2004        $  5,639   $  6,037

Industrial Development Revenue Bonds,
 with a weighted average interest rate of
 7.6%, due in installments through 2002           1,980      2,323

12 1/8% Notes, due April 1, 1995                 49,977     49,959

7 1/4% Convertible Subordinated Debentures,
 due December 1, 2010                                       30,072

7% Convertible Subordinated Debentures,
 due April 1, 2006                              100,000    100,000
                                               --------   --------
                                                157,596    188,391

Current portion                                    (855)      (706)
                                               --------   --------
                                               $156,741   $187,685
                                               --------   --------

     The industrial development revenue bonds were issued to provide funds for the acquisition, construction, and improvement of various restaurants.

     The 12 1/8% notes may not be redeemed prior to maturity.

     The 7% convertible debentures are subordinated as to principal, premium, if any, and interest to all senior indebtedness as defined in the indenture. The conversion price is $12.30 per common share, subject to adjustment in certain events. The debentures are redeemable, with limited exceptions, at the option of the company on or after April 5, 1996.

     The company purchased $28.6 million, $8.3 million, and $25.5 million of debt in 1993, 1992, and 1991, respectively. These purchases resulted in losses of $672,000, $23,000, and $638,000 in 1993, 1992, and 1991, respectively.

     Based on quoted market prices for the convertible subordinated debentures and future cash flows for all other long-term debt, the fair value of total long-term debt was approximately $214 million at January 2, 1994, and $223 million at January 3, 1993.

     The combined aggregate amounts of future maturities for all term debt are as follows:

(In thousands)
1994              $    855
1995                52,187
1996                   548
1997                   422
1998                   282
Later years        103,302
                  --------
                  $157,596
                  --------

     At January 2, 1994, the company had unused contractual lines of credit aggregating approximately $31 million from various financial institutions, generally at their respective prime rates.

     Net interest expense for each year consisted of the following:

(In thousands)              1993      1992      1991
Total interest charges    $21,554  $ 22,511  $ 23,268
Interest income            (9,848)  (10,097)  (10,965)
                          -------  --------  --------
                          $11,706  $ 12,414  $ 12,303
                          -------  --------  --------

3. LEASES

     The company occupies land and buildings and uses equipment under terms of numerous lease agreements expiring on various dates through 2027. Terms of land only and land and building leases are generally for 20 to 25 years. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales, when annual sales exceed specified levels. Most leases also obligate the company to pay the costs of maintenance, insurance, and property taxes.

     At each year-end capital leases consisted of the following:

(In thousands)                 1993       1992
Buildings                   $ 64,148   $ 64,157
Accumulated amortization     (29,972)   (28,623)
                            --------   --------
                            $ 34,176   $ 35,534
                            --------   --------

     At January 2, 1994, future minimum lease payments for all leases, and the present value of the net minimum lease payments for capital leases, were as follows:

                                 Capital   Operating
(In thousands)                    Leases     Leases
1994                            $  9,828    $ 23,263
1995                               9,908      22,740
1996                               9,792      21,804
1997                               9,369      20,789
1998                               8,462      19,745
Later years                       30,117     102,813
                                --------    --------
Total minimum lease payments      77,476    $211,154
                                            --------
Amount representing interest     (28,828)
                                --------
Present value of net minimum
 lease payments                   48,648
Current portion                   (4,756)
                                --------
                                $ 43,892
                                --------

     Total minimum lease payments have not been reduced by minimum sublease rentals of $1.9 million under capital leases, and $27.6 million under operating leases due in the future under noncancellable subleases.

     Rent expense for each year is included in company restaurant operating costs and amounted to:



(In thousands)        1993      1992      1991
Minimum rents       $28,425   $28,346   $26,703
Contingent rents      7,238     6,544     5,576
Sublease rents       (3,256)   (3,283)   (2,859)
                    -------   -------   -------
                    $32,407   $31,607   $29,420
                    -------   -------   -------

     In connection with the franchising of certain restaurants, the company has leased land, buildings, and equipment to the related franchise owners.

     Most leases provide for monthly rentals based on a percentage of sales, while others provide for fixed payments with contingent rent when sales exceed certain levels. Lease terms are approximately ten to 20 years with one or more five-year renewal options. The franchise owners bear the cost of maintenance, insurance, and property taxes.

     The company generally accounts for the building and equipment portions of the fixed payment leases as direct financing leases. The land portion of leases and leases with rents based on a percentage of sales are accounted for as operating leases.

     At each year-end the net investment in financing leases receivable, included in other assets, consisted of the following:


(In thousands)                                               1993       1992
Total minimum lease receipts                               $ 45,548   $ 42,152
Estimated residual value                                      4,662      3,927
Amount representing unearned
 interest                                                   (25,806)   (24,803)
Current portion, included
 in accounts receivable                                        (911)      (688)
                                                           --------   --------
                                                           $ 23,493   $ 20,588
                                                           --------   --------
     At each year-end assets leased under operating leases
 consisted of the following:

(In thousands)                                                 1993       1992
Land                                                       $ 52,063   $ 45,661
Building                                                     81,060     77,858
Equipment                                                    16,288     16,983
                                                           --------   --------
                                                            149,411    140,502

Accumulated amortization                                    (41,090)   (38,197)
                                                           --------   --------
                                                           $108,321   $102,305
                                                           --------   --------

     At January 2, 1994, future minimum lease receipts were as follows:



                  Financing  Operating
(In thousands)     Leases     Leases
1994                $ 3,396    $ 2,946
1995                  3,411      2,982
1996                  3,377      2,986
1997                  3,396      2,681
1998                  3,409      2,611
Later years          28,559     16,989
                    -------    -------
                    $45,548    $31,195
                    -------    -------

    Net rental income for each year is included in other revenues and amounted to:

(In thousands)                                      1993      1992      1991
Minimum rents                                      $ 1,860   $ 1,182   $ 1,792
Contingent rents                                     8,255     7,180     4,994
                                                   -------   -------   -------
                                                   $10,115   $ 8,362   $ 6,786
                                                   -------   -------   -------

4. INCOME TAXES

    The provision for income taxes for each year consisted of the following:

(In thousands)                                   1993       1992       1991
Current
Federal                                       $39,512    $32,239    $27,859
State and local                                 3,126      4,181      4,895
                                              -------    -------    -------
                                               42,638     36,420     32,754

Deferred
Federal                                          (243)       (24)    (4,795)
State and local                                  (127)        (4)    (1,529)
Foreign                                        (6,000)
                                              -------    -------    -------
                                               (6,370)       (28)    (6,324)
                                              -------    -------    -------
                                              $36,268    $36,392    $26,430
                                              -------    -------    -------

    In the first quarter of 1993, the company adopted Financial Accounting Standard Number 109 (SFAS 109) -- "Accounting for Income Taxes". Under SFAS No. 109, like Financial Accounting Standard Number 96 (SFAS 96) -- "Accounting for Income Taxes" which the company adopted in 1989, deferred income taxes are recognized by employing the liability method. The company elected not to restate prior years' financial statements under the provisions of SFAS No. 109 and has determined that the cumulative effect of the implementation was not significant. The temporary differences which give rise to deferred tax assets and liabilities as of January 2, 1994, are as follows:

                             Deferred Tax   Deferred Tax
(In thousands)                  Assets       Liabilities
Lease transactions             $ 4,410       $ 9,345
Depreciation                                  27,904
Reserves not currently
 deductible                     12,116
Foreign operations              14,040
All other                        4,951         5,909
                               -------       -------
                                35,517        43,158
Valuation allowance             (8,023)
                               -------       -------
                               $27,494       $43,158
                               -------       -------

    A deferred tax asset for foreign operations was established during the first quarter of 1993, upon the adoption of SFAS 109, for excess capital allowances and net operating loss carryovers which are related to a Canadian subsidiary. This deferred tax asset was largely offset by a valuation allowance. During the fourth quarter of 1993, when the Canadian operations were regionalized along with a legal entity restructuring, the valuation allowance decreased by $6.0 million, predominantly due to the recognition of Canadian tax benefits.

    A reconciliation of the statutory U.S. Federal income tax rate of 35% in 1993 and 34% in 1992 and 1991 to the company's effective tax rate for each year is shown below:

(In thousands)                          1993       1992       1991
Income taxes at statutory rate         $40,437    $34,371    $26,430
Effect of foreign operations               720      1,305        392
State and local taxes, net of
 federal benefit                         1,949      2,757      2,222
Canadian restructuring benefit          (6,000)
Jobs and other tax credits                (456)    (1,785)    (1,440)
Tax-exempt interest                       (537)      (756)    (1,373)
Goodwill amortization                      526        388        401
Other                                     (371)       112       (202)
                                       -------    -------    -------
Income taxes at effective rate         $36,268    $36,392    $26,430
                                       -------    -------    -------

5. Stock Option and Shareholder Rights Plans

    The company has various stock option plans which provide options for certain employees and outside directors to purchase common shares of the company. Grants of options to employees and the periods during which such options can be exercised are at the discretion of the Board of Directors. Grants of options to outside directors and the periods during which such options can be exercised are specified in the plan applicable to directors and do not involve discretionary authority of the Board. All options expire at the end of the exercise period. Options are granted at the fair market value of the company's common shares on the date of grant and no amounts applicable thereto are reflected in net income. The company makes no recognition of the options in the financial statements until they are exercised.

    On August 2, 1990, the Board of Directors adopted the WeShare Stock Option Plan (WeShare Plan), a non-qualified stock option plan to provide for grants of options equal to ten percent of each eligible employee's earnings, with a minimum of 20 options to be made to each eligible employee annually. An aggregate of 4.0 million common shares of the company have been reserved pursuant to the WeShare Plan.

    The options have a term of ten years from the grant date and become exercisable in installments of 25 percent on each of the first four anniversaries of the grant date. On August 5, 1993, July 30, 1992, and August 1, 1991, approximately 860,000 options, 950,000 options, and 1.1 million options were granted to eligible employees at an exercise price of $14.38 per share, $11.69 per share, and $9.87 per share, respectively.

    In addition, the Board of Directors also adopted the 1990 Stock Option Plan (1990 Plan) on August 2, 1990, and amended the 1990 Plan on August 1, 1991. An aggregate of 8.0 million common shares of the company have been reserved for issuance to key employees and outside directors under the 1990 Plan, as amended. On August 5, 1993, July 30, 1992, and August 1, 1991, approximately 1.1 million options, 1.0 million options, and 1.0 million options were granted to key employees at an exercise price of $14.38 per share, $11.69 per share, and $9.87 per share, respectively.

    Options granted under the company's various other stock option plans generally become exercisable three years from the date of grant, at which time a maximum of 50 percent is exercisable in the fourth year and the remainder in the fifth through tenth years.

    The following is a summary of stock option activity for the last three years:

                                  Shares Under       Option Price
(Shares in thousands)                Option           Per Share
Balance at December 30, 1990           7,950       $ 2.67-$ 9.87
Granted                                2,189         8.13- 10.44
Exercised                               (560)        3.26-  9.87
Cancelled                               (782)
                                     -------
Balance at December 29, 1991           8,797         4.06- 10.44
Granted                                2,038        11.69- 13.69
Exercised                             (1,445)        5.13-  9.87
Cancelled                               (498)
                                     -------
Balance at January 3, 1993             8,892         4.06- 13.69
Granted                                2,091        12.56- 16.44
Exercised                             (1,882)        4.13- 12.56
Cancelled                               (560)
                                     -------
Balance at January 2, 1994             8,541       $ 4.06-$16.44
                                     -------

    Options exercisable to purchase common shares totaled 3.1 million, 2.7 million, and 2.1 million at January 2, 1994, January 3, 1993, and December 29, 1991, respectively. Shares reserved under the plans at each year-end were 10.5 million in 1993, 12.4 million in 1992, and 13.9 million in 1991.

    The company has a Shareholder Rights Plan which provides for the distribution of one preferred stock purchase right (Right), as a dividend for each outstanding common share. Each Right entitles a shareholder to buy one ten-thousandth of a share of a new series of preferred stock for $25 upon the occurrence of certain events. Rights would be exercisable once a person or group acquires 20 percent or more of the company's common shares, or ten days after a tender offer for 20 percent or more of the common shares is announced. No certificates will be issued unless the Rights Plan is activated.

    Under certain circumstances, all Rights holders, except the person or company holding 20 percent or more of the company's common shares, will be entitled to purchase common shares at about half the price that such shares traded for prior to the announcement of the acquisition. Alternatively, if the company is acquired after the Rights plan is activated, the Rights will entitle the holder to buy the acquiring company's shares at a similar discount. The company can redeem the Rights for one cent per Right under certain circumstances. If not redeemed, the Rights will expire on August 10, 1998.

6. ACQUISITIONS

    During 1993, the company acquired 33 domestic restaurants for cash of $8.7 million and the assumption of certain liabilities.

    In 1992, the company acquired 13 domestic and nine Canadian restaurants for a total of $7.6 million.

    During 1991, the company acquired 55 restaurants in northeast Florida. The purchase price was $25.9 million and included cash of $5.5 million and the settlement of certain receivables amounting to $20.4 million. Also during 1991, the company acquired 24 restaurants in the Miami market for cash of approximately $7.8 million and the settlement of certain receivables amounting to approximately $1.0 million. The company acquired 18 other restaurants from franchisees for $5.6 million during 1991.

7. DISPOSITIONS

    In 1993, the company franchised 86 domestic restaurants. The company franchised 42 domestic and two Canadian restaurants and 25 domestic and five Canadian restaurants in 1992 and 1991, respectively. These transactions resulted in pretax gains of approximately $8.1 million, $7.7 million, and $2.0 million in 1993, 1992, and 1991, respectively, and are included in other revenues.

    Notes receivable related to dispositions were $23.0 million at January 2, 1994, and $14.0 million at January 3, 1993, and are included in notes receivable and other assets.

8. COMMITMENTS AND CONTINGENCIES

    At January 2, 1994, and January 3, 1993, the company's reserves established for doubtful royalty receivables were $5.3 million and $6.4 million, respectively. Reserves related to possible losses on notes receivable, real estate, guarantees, claims, and contingencies involving franchisees totaled $3.0 million at January 2, 1994, and $4.0 million at January 3, 1993. These reserves are included in accounts receivable, notes receivable, other assets, and other accrued expenses.

    The company has guaranteed certain leases and debt payments of franchise owners with average annual obligations of $8.3 million over the next six years. In the event of default by a franchise owner, the company generally retains the right to acquire possession of the related restaurants.

    The company is self-insured for most workers' compensation, general liability, and automotive liability losses subject to per occurrence and aggregate annual liability limitations. The company is also self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. The company determines its liability for claims incurred but not reported on an actuarial basis.

    The company has entered into long-term purchase agreements with some of its suppliers. The range of prices and volume of purchases under the agreements may vary according to the company's demand for the products and fluctuations in market rates. Amounts purchased under these agreements through January 2, 1994, were not material.

    The company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business; many of these are covered by insurance. It is the opinion of the company that such matters will not materially affect the company's financial condition or earnings.

9. Retirement Plans

    The company's retirement program covers substantially all full-time employees qualified as to age and service. The program includes a contributory defined benefit pension plan and a defined contribution plan for management and administrative employees. The defined benefit pension plan allows for employee contributions and provides a matching benefit from the company in addition to a basic benefit which is independent of employee contributions. The pension plan also provides for a guaranteed return on employee account balances. The defined contribution plan provides for an annual discretionary contribution which is determined each year by the Board of Directors. In addition, the retirement program includes a noncontributory defined benefit pension plan for all eligible crew employees and shift managers of the company.

    The company also has supplemental retirement plans for certain key employees to replace benefits otherwise not available from the pension and profit sharing plans due to the limitations imposed under the Internal Revenue Code and to assure that projected benefit levels were not decreased by the changes to the retirement program which were implemented January 1, 1989.

    The funded status of the pension plans for each year-end consisted of the following:

(In thousands)                            1993         1992
Accumulated benefit obligation:
Vested                                  $(26,387)    $(19,027)
Nonvested                               $ (3,408)    $ (2,485)
Projected benefit obligation            $(32,731)    $(23,831)
Fair value of plan assets                 28,097       19,471
Unrecognized net transition asset           (576)        (769)
Unrecognized net loss                      7,677        3,278
Unrecognized prior service costs             708          850
Minimum pension adjustment                (4,873)      (1,040)
                                        --------     --------
Pension liability                       $ (1,698)    $ (2,041)
                                        --------     --------

    In determining the present value of benefit obligations, discount rates of 7.0% and 7.75% were used in 1993 and 1992, respectively. The net effect of changes in actuarial assumptions resulted in a $1.0 million reduction of pension expense for 1992. The expected long-term rate of return on assets used was 8.5% in 1993 and 1992. The assumed rate of increase in compensation levels was 8.0% for 1993 and 1992. Plan assets as of January 2, 1994, consisted of debt and equity instruments and cash and cash equivalents.

    Net periodic pension cost for each year consisted of the following:

(In thousands)                 1993     1992      1991
Service cost                  $ 3,326   $2,935   $ 3,348
Interest cost on projected
 benefit obligation             2,165    1,672     1,359
Return on plan assets          (1,607)    (939)   (1,165)
Net amortization                 (142)    (442)      258
                              -------   ------   -------
                              $ 3,742   $3,226   $ 3,800
                              -------   ------   -------

    The company provided for profit sharing and supplemental retirement benefits of $2.3 million, $1.9 million, and $1.8 million for 1993, 1992, and 1991, respectively.

    A minimum pension liability equal to the excess of the accumulated benefit obligation over the fair value of plan assets and liabilities already accrued is reflected in the balance sheet by recording an intangible asset and reducing shareholders' equity.

    The company has an agreement with the Chairman of the Board which provides for severance pay and commencement of retirement benefits if he terminates employment for any reason. Upon termination the agreement requires the executive to be available for consultation and prohibits him from competing against the company for a two-year period. The agreement also provides that the company may require him to return to active employment for up to 12 months under certain circumstances. Retirement by the executive in 1994 would result in an expense charge of approximately $3.9 million.

    Financial Accounting Standard Number 112 (SFAS 112) -- "Employers' Accounting for Postemployment Benefits" requires accrual basis accounting for benefits provided by an employer to former or inactive employees after employment but before retirement. The adoption of SFAS 112 will not have a significant impact on the results of operations or financial condition of the company.

10. WENDY'S NATIONAL ADVERTISING PROGRAM

    The Wendy's National Advertising Program, Inc. (WNAP) is a not-for-profit corporation which was established to collect and administer funds contributed by the company and all domestic franchise owners. These contributions total 2% of net sales and are used for advertising programs designed to increase sales and enhance the reputation of the company and its franchise owners. For 1994 and 1993, the domestic system agreed to increase national advertising spending from 2% to 2.5% of net sales. During 1993, 1992, and 1991, the company contributed $27.7 million, $20.7 million, and $17.5 million, respectively, to WNAP. These contributions were recognized in company restaurant operating costs.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of selected quarterly financial data:

Quarter                                      First              Second              Third               Fourth
- ----------------------------------------------------------------------------------------------------------------------
(In thousands except per share data)      1993      1992      1993      1992      1993      1992      1993      1992
Revenues                                $310,371  $278,540  $345,160  $336,812  $338,890  $317,282  $325,674  $305,872
Company restaurant operating profit       35,840    29,880    47,156    45,768    46,169    39,981    44,574    38,991
Net income                                 9,839     7,673    27,352    22,449    24,484    19,910    17,592    14,666
Primary earnings per share                   .10       .08       .27       .22       .24       .20       .17       .14
Fully diluted earnings per share             .10       .08       .26       .22       .23       .19       .17       .14

The first, third and fourth quarters of 1992 each consisted of 13 weeks, while the second quarter of 1992 consisted of 14 weeks.

- --------------------------------------------------------------------------------
Item 9. Disagreements on Accounting and Financial Disclosure

    None.


PART III

- --------------------------------------------------------------------------------
Items 10, 11, 12, and 13. Directors and Executive Officers of the
Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions

The information required by these Items, other than the information set forth following Item 4 under "Executive Officers of the Registrant", is omitted and incorporated herein by reference from the Company's Definitive Proxy Statement dated March 11, 1994. However, no information set forth in the Definitive Proxy Statement regarding the Report of the Compensation Committee on Executive Compensation (pages 10-15) or the performance graph (pages 15-16) shall be deemed incorporated by reference into this Form 10-K.

PART IV

- --------------------------------------------------------------------------------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report -- See Index to Consolidated Financial Statements and Schedules.

     (3)  Listing of Exhibits -- See Index to Exhibits.

          The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

          Sample Key Executive Agreement between the Company and Messrs. Thomas and Near.

          Sample New Key Executive Agreement between the Company and Messrs. Brownley, Condos, Laudick, Ourant, Rath, Schauf, Teter, and Wright.

          Sample New Key Executive Agreement between the Company and Messrs. Casey and Musick.

          Sample Separation and Consulting Agreement between the Company and Mr. Near.

          Consulting Agreement between the Company and Ernest S. Hayeck.

          Senior Executive Earnings Maximization Plan.

          Description of Earnings Maximization Plan.

          Description of Management Incentive Plan.

          Supplemental Executive Retirement Plan, as amended.

          1978 Non-Qualified Stock Option Plan, as amended.

          1982 Stock Option Plan, as amended.

          1984 Stock Option Plan, as amended.

          1987 Stock Option Plan, as amended.

          1990 Stock Option Plan, as amended.

          Wendy's WeShare Stock Option Plan, as amended.

(b) No reports on Form 8-K were filed during the quarter ended January 2, 1994.

(c)  Exhibits filed with this report are attached hereto.

(d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report -- See Index to Consolidated Financial Statements and Schedules.

Signatures

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Wendy's International, Inc.

                                             By  /s/ JOHN K. CASEY       3/22/94
                                             -----------------------------------
                                                 John K.  Casey
                                                 Vice Chairman and
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ R. DAVID THOMAS*         3/22/94         /s/ JAMES W. NEAR*          3/22/94
- ------------------------------------         -----------------------------------
R. David Thomas, Senior                      James W. Near, Chairman of the
Chairman of the Board and                    Board and Chief Executive
Founder, Director                            Officer, Director


/s/ JOHN K. CASEY            3/22/94         /s/ GORDON F. TETER*        3/22/94
- ------------------------------------         -----------------------------------
John K. Casey, Vice Chairman                 Gordon F. Teter, President
and Chief Financial Officer,                 and Chief Operating Officer,
Director                                     Director


/s/ RONALD E. MUSICK*        3/22/94         /s/ LAWRENCE A. LAUDICK*    3/22/94
- ------------------------------------         -----------------------------------
Ronald E. Musick, Executive Vice             Lawrence A. Laudick,Vice
President, Director                          President, General Controller
                                             and Assistant Secretary


/s/ W. CLAY HAMNER*          3/16/94         /s/ ERNEST S. HAYECK*       3/16/94
- ------------------------------------         -----------------------------------
W. Clay Hamner, Director                     Ernest S. Hayeck, Director


/s/ THOMAS F. KELLER*        3/17/94         /s/ FIELDEN B. NUTTER, SR.* 3/22/94
- ------------------------------------         -----------------------------------
Thomas F. Keller, Director                   Fielden B. Nutter, Sr., Director


/s/ JAMES V. PICKETT*        3/18/94         /s/ THEKLA R. SHACKELFORD*  3/16/94
- ------------------------------------         -----------------------------------
James V. Pickett, Director                   Thekla R. Shackelford, Director


/s/ ARTHUR I. VORYS*         3/18/94
- ------------------------------------
Arthur I. Vorys, Esq., Director


                                        *By  /s/ JOHN K. CASEY           3/22/94
                                             -----------------------------------
                                                   John K. Casey
                                                   Attorney-in-Fact

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Item 14 (a) (1) and (2)

The following Consolidated Financial Statements of Wendy's International, Inc. and Subsidiaries are included in Item 14(a).

Consolidated Statement of Income -- Years ended January 2, 1994, January 3, 1993, and December 29, 1991.

Consolidated Balance Sheet -- January 2, 1994, and January 3, 1993.

Consolidated Statement of Cash Flows -- Years ended January 2, 1994, January 3, 1993, and December 29, 1991.

Consolidated Statement of Shareholders' Equity -- Years ended January 2, 1994, January 3, 1993, and December 29, 1991.

Notes to the Consolidated Financial Statements.

The following Consolidated Financial Statement Schedules of Wendy's International, Inc. and Subsidiaries are included in Item 14(d):

   I -- Marketable Securities -- Other Investments

   V -- Property and Equipment

   VI -- Accumulated Depreciation and Amortization of Property and Equipment

   VII -- Guarantees of Securities of Other Issuers

   VIII -- Valuation and Qualifying Accounts

   X -- Consolidated Supplementary Income Statement Information

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information has been disclosed elsewhere.

REPORT OF INDEPENDENT ACCOUNTANTS

- --------------------------------------------------------------------------------
To The Shareholders of
Wendy's International, Inc.

We have audited the consolidated financial statements and financial statement schedules of Wendy's International, Inc. and Subsidiaries as of January 2, 1994, and January 3, 1993 and for each of the three years in the period ended January 2, 1994 listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wendy's International, Inc. and Subsidiaries as of January 2, 1994, and January 3, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Columbus, Ohio                                COOPERS & LYBRAND
February 22, 1994

Consent of Independent Accountants

We consent to the incorporation by reference in the Registration Statements of Wendy's International, Inc. on Form S-3 (File No. 33-39525), Post-Effective Amendment No. 1 to Form S-4 (File No. 33-1022), and Form S-8 (File Nos. 2-67253, 2-98696, 33-18177, 2-82823, 33-36602, and 33-36603) of our report dated February
22, 1994 on our audits of the Consolidated Financial Statements and Financial Statement Schedules of Wendy's International, Inc. and Subsidiaries as of January 2, 1994, and January 3, 1993, and for the years ended January 2, 1994, January 3, 1993, and December 29, 1991, which report is included in this Annual Report on Form 10-K.

Columbus, Ohio                 COOPERS & LYBRAND
March 24, 1994

- --------------------------------------------------------------------------------
WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE I -- MARKETABLE SECURITIES -- OTHER INVESTMENTS (in thousands)

January 2, 1994

                                               Market Value of     Amount at
                        Number of                 Each Issue       Which Each
Name of Issuer           Shares/                     at           Portfolio is
  & Title of            Principal    Cost of       Balance       Carried in the
  Each Issue             Amount     Each Issue    Sheet Date      Balance Sheet
State and Municipal
Securities               $35,405      $35,405       $35,405         $35,405
Utility Preferred
Stocks                       643       36,132        36,132          36,132
Euro Time Deposits       $15,983       15,983        15,983          15,983
Certificates of
Deposits                 $ 1,000        1,000         1,000           1,000
Government
Securities Fund          $10,493       10,493        10,493          10,493
                                      -------       -------         -------
                                      $99,013       $99,013         $99,013
                                      -------       -------         -------

- --------------------------------------------------------------------------------
WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE V -- PROPERTY AND EQUIPMENT (in thousands)

                                         Balance at                                   Other      Balance at
                                         Beginning     Additions                   Changes Add     End of
      Classification                     of Period      at Cost      Retirements     (Deduct)     Period
For the year ended January 2, 1994:
  Land.............................      $  184,818      $26,038         $ 8,964    $ 1,759     $  203,651
  Buildings........................         307,168       36,429          19,227      4,653        329,023
  Leasehold improvements...........         175,047       13,889           7,399        982        182,519
  Restaurant equipment.............         279,314       33,971          25,709      1,666        289,242
  Other equipment..................          60,616        7,118           2,020       (517)        65,197
  Capital leases...................          64,157                        3,863      3,854         64,148
                                         ----------     --------         -------    -------     ----------
                                         $1,071,120     $117,445(A)      $67,182    $12,397(B)  $1,133,780
                                         ----------     --------         -------    -------     ----------
For the year ended January 3, 1993:
  Land.............................      $  158,289      $26,931         $ 2,465    $ 2,063     $  184,818
  Buildings........................         275,907       35,319           7,440      3,382        307,168
  Leasehold improvements...........         165,456       13,452           3,469       (392)       175,047
  Restaurant equipment.............         253,083       36,897          11,358        692        279,314
  Other equipment..................          52,510       10,151           1,813       (232)        60,616
  Capital leases...................          64,866        1,541           2,986        736         64,157
                                         ----------     --------         -------    -------     ----------
                                         $  970,111     $124,291(A)      $29,531    $ 6,249(C)  $1,071,120
                                         ----------     --------         -------    -------     ----------
For the year ended December 29, 1991:
  Land.............................      $  138,465      $14,498         $ 3,216    $ 8,542     $  158,289
  Buildings........................         252,555       21,174           5,461      7,639        275,907
  Leasehold improvements...........         153,054        9,354           4,526      7,574        165,456
  Restaurant equipment.............         234,928       20,989          14,728     11,894        253,083
  Other equipment..................          50,297        4,282           1,719       (350)        52,510
  Capital leases...................          54,623        1,736             899      9,406         64,866
                                         ----------     --------         -------    -------     ----------
                                         $  883,922      $72,033(A)      $30,549    $44,705(D)  $  970,111
                                         ----------     --------         -------    -------     ----------

(A) Additions are primarily due to new restaurants and capital enhancements of existing stores.

(B) Effect of acquisitions, translation adjustments, and miscellaneous adjustments: $11,976,000, $(2,087,000), and $2,508,000, respectively.

(C) Effect of acquisitions and translation adjustments: $10,884,000 and $(4,635,000), respectively.

(D) Effect of acquisitions and translation adjustments: $44,712,000 and $(7,000), respectively.

- --------------------------------------------------------------------------------
WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT (IN THOUSANDS)

                                         BALANCE AT  ADDITIONS CHARGED                    OTHER       BALANCE AT
                                         BEGINNING      TO COSTS &                     CHANGES ADD      END OF
          CLASSIFICATION                 OF PERIOD       EXPENSES       RETIREMENTS     (DEDUCT)        PERIOD
For the year ended January 2, 1994:
  Buildings...........................     $ 92,983       $15,433        $ 8,010         $ 1,036        $101,442
  Leasehold improvements..............       73,480        15,029          4,890             886          84,505
  Restaurant equipment................      171,371        27,210         19,524             669         179,726
  Other equipment.....................       29,157         3,422          1,200            (528)         30,851
  Capital leases......................       28,623         4,561          2,685            (527)         29,972
                                           --------       -------        -------         -------        --------
                                           $395,614       $65,655        $36,309         $ 1,536(A)     $426,496
                                           --------       -------        -------         -------        --------
For the year ended January 3, 1993:
  Buildings...........................     $ 81,741       $13,931        $ 3,416         $   727        $ 92,983
  Leasehold improvements..............       62,386        13,710          1,341          (1,275)         73,480
  Restaurant equipment................      156,200        26,069          9,817          (1,081)        171,371
  Other equipment.....................       26,626         3,617          1,135              49          29,157
  Capital leases......................       26,094         4,360          1,484            (347)         28,623
                                           --------       -------        -------         -------        --------
                                           $353,047       $61,687        $17,193         $(1,927)(B)    $395,614
                                           --------       -------        -------         -------        --------
For the year ended December 29, 1991:
  Buildings...........................     $ 72,981       $12,132        $ 3,575         $   203        $ 81,741
  Leasehold improvements..............       51,598        12,485          1,492            (205)         62,386
  Restaurant equipment................      142,168        24,194         10,213              51         156,200
  Other equipment.....................       24,325         3,633          1,260             (72)         26,626
  Capital leases......................       23,233         3,627            761              (5)         26,094
                                           --------       -------        -------         -------        --------
                                           $314,305       $56,071        $17,301         $   (28)(B)    $353,047
                                           --------       -------        -------         -------        --------

(A) Effect of translation adjustments and miscellaneous adjustments: $(972,000) and $2,508,000, respectively.

(B) Effect of translation adjustments.

- --------------------------------------------------------------------------------
WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE VII -- GUARANTEES OF SECURITIES OF OTHER ISSUERS -- JANUARY 2, 1994


   Name of Issuer        Title of Issue       Total Amount      Nature of
   of Securities         of Each Class       Guaranteed and     Guarantee
                         of Securities        Outstanding



See Note 3 under Item 8 on pages 19 through 21 and Note 8 on page 23 of this Form 10-K for information concerning guarantees and lease/sublease agreements. Of the payments guaranteed, minor amounts were in default as of January 2, 1994. The Company has made payments pursuant to the guarantees for certain of these franchise owners. In such cases, the Company generally retains the right to acquire possession of the related restaurants.

- --------------------------------------------------------------------------------
WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

                                           CHARGED                      BALANCE
                             BALANCE AT   (CREDITED)                       AT
                             BEGINNING    TO COSTS &      ADDITIONS      END OF
     CLASSIFICATION           OF YEAR      EXPENSES     (DEDUCTIONS)      YEAR
Fiscal year ended January
 2, 1994:
  Reserve for royalty
   receivables                  $ 6,418      $   881      $ (2,026)(a)   $ 5,273
  Reserve for possible
   franchise-
   related losses &
    contingencies                 4,030       (1,628)          613(a)      3,015
                                -------      -------      --------       -------
                                $10,448      $  (747)     $ (1,413)      $ 8,288
                                -------      -------      --------       -------
Fiscal year ended January
 3, 1993:
  Reserve for royalty
   receivables                  $ 7,044      $   250      $   (876)(a)   $ 6,418
  Reserve for possible
   franchise-related
    losses &
    contingencies                 5,673         (795)         (848)(a)     4,030
  Reserve for realignment           394                       (394)(b)
                                -------      -------      --------       -------
                                $13,111      $  (545)     $ (2,118)      $10,448
                                -------      -------      --------       -------
Fiscal year ended December
 29, 1991:
  Reserve for royalty
   receivables                  $ 9,859      $ 3,033      $ (5,848)(a)   $ 7,044
  Reserve for possible
   franchise-related
    losses &
    contingencies                20,304       (5,584)       (9,047)(a)     5,673
  Reserve for realignment           302                         92(b)        394
                                -------      -------      --------       -------
                                $30,465      $(2,551)     $(14,803)      $13,111
                                -------      -------      --------       -------

(a) Primarily represents reserves written off or reversed or transferred due to the resolution of certain franchise situations.

(b)  Realignment activity for the year.

Year-end balances are reflected in the Consolidated Balance Sheets as follows:

                                          JANUARY 2     JANUARY 3    DECEMBER 29
                                            1994          1993          1991
Deducted from accounts receivable           $5,180       $ 6,125        $ 6,183
Deducted from notes receivable                 452         1,099          3,044
Deducted from other assets                   1,881         2,769          3,130
Included in accrued expenses -- other          775           455            754
                                            ------       -------        -------
                                            $8,288       $10,448        $13,111
                                            ------       -------        -------

- --------------------------------------------------------------------------------
WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE X -- CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION (In thousands)

      Item                                    Charged to Costs and Expenses
                                                 Years Ended
                                    January 2,    January 3,     December 29,
                                       1994          1993            1991
Maintenance and repairs              $22,886        $21,506         $19,909
Taxes, other than payroll
 and income taxes                     17,711         15,776          14,435
Advertising costs                     64,778         69,153          61,486

Advertising costs include the direct costs of marketing the Company's name and products in local and national media, as well as costs such as market research, promotional planning, couponing, and product testing.

Other supplementary income statement information is not included in this schedule, as each of the items is less than 1% of total revenues for each of the periods presented.

- --------------------------------------------------------------------------------
WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

     Exhibit             Description                 Page no.
     -------             -----------                 --------
3 (a)                 Articles of                 Incorporated herein by
                      Incorporation, as amended   reference from
                      to date                     Exhibit 3(a) of Form
                                                  10-K for the year
                                                  ended January 3, 1993.

(b)                   New Regulations, as         Incorporated herein by
                      amended                     reference from
                                                  Exhibit 3(b) of Form
                                                  10-K for the year
                                                  ended January 3, 1993.

*4(a)                 Indenture between the       Incorporated herein by
                      Company and                 reference from
                      The Huntington National     Form S-3 Registration
                      Bank pertaining             Statement, File No.
                      to 7% convertible           33-39525.
                      subordinated debentures
                      due 2006

(b)                   Preferred Stock Purchase    Incorporated herein by
                      Rights Agreement            reference from
                      between the Company and     Form 8-A Registration
                      Morgan                      Statement, File
                      Shareholder Services        No. 1-8116.
                      Trust Company

10(a)                 Sample Key Executive        Incorporated herein by
                      Agreement between           reference from
                      the Company and Messrs.     Exhibit 10(a) of Form
                      Thomas and                  10-K for the year
                      Near. The Employment Term   ended January 3, 1993.
                      is ten years
                      for Mr. Thomas and five
                      years for Mr. Near

(b)                   Sample New Key Executive    Incorporated herein by
                      Agreement                   reference from
                      between the Company and     Exhibit 10(b) of Form
                      Messrs.                     10-K for the year
                      Brownley, Condos,           ended January 3, 1993.
                      Laudick, Ourant,
                      Rath, Schauf, Teter, and
                      Wright

(c)                   Sample New Key Executive    Incorporated herein by
                      Agreement                   reference from
                      between the Company and     Exhibit 10(c) of Form
                      Messrs. Casey               10-K for the year
                      and Musick                  ended January 3, 1993.

10(d)                 Sample Separation and       Incorporated herein by
                      Consulting                  reference from
                      Agreement between the       Exhibit 10(d) of Form
                      Company and                 10-K for the year
                      Mr. Near                    ended January 3, 1993.

* Neither the Company nor its subsidiaries are party to any other instrument with respect to long-term debt for which securities authorized thereunder exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.

(e)                   Consulting agreement       Incorporated herein by
                      between the Company        reference from
                      and Ernest S.              Exhibit 10(e) of Form
                      Hayeck                     10-K for the year
                                                 ended January 3, 1993.


(f)                   Senior Executive Earnings  Incorporated herein by
                      Maximization Plan          reference from the
                                                 Company's Definitive
                                                 Proxy Statement,
                                                 dated March 11, 1994.

(g)                   Description of Earnings    Incorporated herein by
                      Maximization Plan          reference from
                                                 Exhibit 10(f) of Form
                                                 10-K for the year
                                                 ended January 3, 1993.

(h)                   Description of             Incorporated herein by
                      Management Incentive Plan  reference from
                                                 Exhibit 10(g) of Form
                                                 10-K for the year
                                                 ended January 3, 1993.

(i)                   Supplemental Executive     Incorporated herein by
                      Retirement Plan,           reference from
                      as amended                 Exhibit 10(h) of Form
                                                 10-K for the year
                                                 ended January 3, 1993.

(j)                   1978 Non-Qualified Stock   Incorporated herein by
                      Option Plan, as amended    reference from
                                                 the Company's
                                                 Definitive Proxy
                                                 Statement, dated March
                                                 11, 1994.

(k)                   1982 Stock Option Plan,    Incorporated herein by
                      as amended                 reference from
                                                 the Company's
                                                 Definitive Proxy
                                                 Statement, dated March
                                                 11, 1994.

(l)                   1984 Stock Option Plan,    Incorporated herein by
                      as amended                 reference from
                                                 the Company's
                                                 Definitive Proxy
                                                 Statement, dated March
                                                 11, 1994.

(m)                   1987 Stock Option Plan,    Incorporated herein by
                      as amended                 reference from
                                                 the Company's
                                                 Definitive Proxy
                                                 Statement, dated March
                                                 11, 1994.

(n)                   1990 Stock Option Plan,    Incorporated herein by
                      as amended                 reference from
                                                 the Company's
                                                 Definitive Proxy
                                                 Statement, dated March
                                                 11, 1994.

(o)                   Wendy's WeShare Stock      35-38
                      Option Plan,
                      as amended

11                    Computation of Net         39-40
                      Income Per Share

22                    Subsidiaries of the        41
                      Registrant

25                    Powers of Attorney         42-53