Form 10-Q
period 1994-04-03
WENDYS INTERNATIONAL INC
filed 1994-05-13
CIK 105668

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 1994
                               -------------

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________ to _________________


Commission File Number 1-8116
                       ------

                         WENDY'S INTERNATIONAL, INC.
- - --------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

            Ohio                                      31-0785108
- - -------------------------------                 --------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                        Identification Number)


P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio 43017-0256
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code     614-764-3100
                                                      --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO        .
                                        ------      ------

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                Outstanding at May 6, 1994
- - ----------------------------------                  --------------------------

Common shares, $.10 stated value                    101,144,000 shares

Exhibit index on page 13.

                                 - 1 of 13 -

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                  Pages
                                                                  -----
PART I:  Financial Information

     Item 1.   Financial Statements:

         Consolidated Statement of Income for the quarters
          ended April 3, 1994 and April 4, 1993                    3

         Consolidated Balance Sheet as of April 3, 1994
          and January 2, 1994                                    4 - 5

         Consolidated Statement of Cash Flows for the
          quarters ended April 3, 1994 and April 4, 1993           6

         Notes to the Consolidated Financial Statements            7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                        8 - 9

PART II:  Other Information

     Item 1                                                      9 - 10

     Item 6                                                        10

     Signature                                                     11

     Index to Exhibits                                             12

Exhibit 11 - Computation of Net Income Per Share                   13


                WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                        PART I: FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)

                                        (In thousands except per share data)
                                            Quarter Ended  Quarter Ended
                                               April 3        April 4
                                                1994           1993
                                               -------        -------
Revenues
  Retail sales...........................     $291,792       $286,154
  Royalties..............................       24,521         22,902
  Other..................................        3,477          1,315
                                              --------       --------
                                               319,790        310,371
                                              --------       --------
Costs and expenses
  Cost of sales..........................      173,388        169,810
  Company restaurant operating costs.....       80,436         80,504
  General and administrative expenses....       27,180         25,148
  Depreciation and amortization
    of property and equipment............       16,657         16,385
  Interest, net..........................        2,619          3,151
                                              --------       --------
                                               300,280        294,998
                                              --------       --------

Income before income taxes...............       19,510         15,373
Income taxes.............................        7,024          5,534
                                              --------       --------
Net income...............................     $ 12,486       $  9,839
                                              ========       ========

Primary earnings per share...............         $.12           $.10
                                                  ====           ====

Fully diluted earnings per share.........         $.12           $.10
                                                  ====           ====

Dividends per share......................         $.06           $.06
                                                  ====           ====

Primary shares...........................      104,541        102,265
                                              ========       ========

Fully diluted shares.....................      104,541        102,348
                                              ========       ========


The accompanying notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                              (In thousands)
                                           April 3     January 2
                                            1994         1994
                                           --------    ---------
                                         (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents...........    $   63,836  $   71,698
  Short-term investments, at cost
    which approximates market.........        37,371      40,647
  Accounts receivable, net............        25,521      27,381
  Notes receivable, net...............         4,513       5,259
  Deferred income taxes...............        11,263      12,244
  Inventories and other...............        22,095      21,478
                                          ----------  ----------
                                             164,599     178,707
                                          ----------  ----------

Property and equipment, at cost
  Land................................       209,293     203,651
  Buildings...........................       332,945     329,023
  Leasehold improvements..............       182,579     182,519
  Restaurant equipment................       292,982     289,242
  Other equipment.....................        65,216      65,197
  Capital leases......................        62,761      64,148
                                          ----------  ----------
                                           1,145,776   1,133,780

  Accumulated depreciation
    and amortization..................      (438,676)   (426,496)
                                          ----------  ----------
                                             707,100     707,284
                                          ----------  ----------

Cost in excess of net assets
  acquired, net.......................        23,932      24,314
Deferred income taxes.................        14,778      15,250
Other assets..........................        74,421      70,931
                                          ----------  ----------
                                          $  984,830  $  996,486
                                          ==========  ==========


The accompanying notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                              (In thousands)
                                            April 3    January 2
                                             1994         1994
                                          -----------  ----------
                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts and drafts payable............   $ 49,489    $ 68,735
  Accrued expenses:
    Salaries and wages...................     13,155      16,288
    Taxes................................     15,462      14,935
    Insurance............................     20,850      21,345
    Other................................     10,648      11,160
  Income taxes...........................      9,418       2,896
  Deferred income taxes..................      2,047       2,299
  Current portion of long-term
    obligations..........................     55,715       5,611
                                            --------    --------
                                             176,784     143,269
                                            --------    --------

Long-term obligations
  Term debt..............................    106,677     156,741
  Capital leases.........................     42,028      43,892
                                            --------    --------
                                             148,705     200,633
                                            --------    --------

Deferred income taxes....................     39,926      40,859
Other long-term liabilities..............     11,325      10,930
Commitments and contingencies
Shareholders' equity
  Preferred stock,
    Authorized: 250,000 shares
  Common stock, $.10 stated value
    Authorized: 200,000,000 shares
    Issued: 101,132,000 and
    100,823,000 shares, respectively.....     10,113      10,082
  Capital in excess of stated value......    163,363     161,238
  Retained earnings......................    437,286     430,866
  Translation adjustments................         66       1,347
  Pension liability adjustment...........     (2,572)     (2,572)
                                            --------    --------
                                             608,256     600,961
                                            --------    --------
  Treasury stock at cost: 29,000 shares..       (166)       (166)
                                            --------    --------
                                             608,090     600,795
                                            --------    --------
                                            $984,830    $996,486
                                            ========    ========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                     (In thousands)
                                               Quarter Ended   Quarter Ended
                                                  April 3         April 4
                                                    1994            1993
                                                  -------         -------
Net cash provided by operating
  activities.................................     $ 20,396        $ 37,992
                                                  --------        --------
Cash flow from investing activities
  Proceeds from asset dispositions...........        1,052           2,858
  Capital expenditures.......................      (27,377)        (26,112)
  Acquisition of franchises..................                       (8,529)
  Investment in marketable securities........       (1,276)           (662)
  Proceeds from marketable securities........        4,552
  Other investing activities.................         (118)           (720)
                                                  --------        --------
      Net cash used in investing activities..      (23,167)        (33,165)
                                                  --------        --------
Cash flows from financing activities
  Proceeds from issuance of common stock.....        2,154           1,588
  Principal payments on long-term
    obligations..............................       (1,184)         (1,415)
  Dividends paid.............................       (6,061)         (5,934)
                                                  --------        --------
      Net cash used in financing activities..       (5,091)         (5,761)
                                                  --------        --------
Decrease in cash and cash equivalents........       (7,862)           (934)
Cash and cash equivalents at beginning of
 period......................................       71,698          77,412
                                                  --------        --------
Cash and cash equivalents at end of period...     $ 63,836        $ 76,478
                                                  ========        ========

Supplemental disclosures of cash flow
 information
  Interest paid..............................     $  4,697        $  8,206
  Interest received..........................        2,185           2,259
  Income taxes paid..........................          422           1,336
  Acquisition of franchises:
  Fair value of assets acquired, net.........                     $ 13,169
  Cash paid..................................                        8,529
                                                                  --------
      Liabilities assumed....................                     $  4,640
                                                                  ========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  MANAGEMENT'S STATEMENT
- - -------------------------------
  In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Wendy's International, Inc. and Subsidiaries (the company) at April 3, 1994, and the results of operations and cash flows for the quarters ended April 3, 1994 and April 4, 1993. The Notes to the Consolidated Financial Statements which are contained in the 1993 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

NOTE 2.  ACQUISITIONS AND DISPOSITIONS
- - --------------------------------------
  In both the first quarter of 1994 and 1993, one restaurant was disposed of for a net pretax gain of $25,000 and $400,000, respectively.

  During the first quarter of 1993, the company acquired 27 restaurants in the Ft. Lauderdale, Florida market and three restaurants in the Milwaukee, Wisconsin market for approximately $8,500,000.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             RESULTS OF OPERATIONS
                             ---------------------

The company recorded net income of $12.5 million for the first quarter ended April 3, 1994, while $9.8 million was reported for the first quarter ended April 4, 1993.

RETAIL SALES
- - ------------
Domestic retail sales increased 1.8% for the first quarter of 1994 compared to the first quarter of 1993. This was primarily a result of a 1.9% increase in average domestic net sales. Selling prices remained constant for the first quarter of 1994, and domestic coupon sales were .7% of retail sales in 1994 and .8% in 1993. The first quarter 1994 sales results were somewhat hampered by much of the country's severe winter weather conditions.

The company believes its value strategy, such as Combo Meals, Kids' Meals, and Super Value Menu, along with solid restaurant operations and effective marketing campaigns, have contributed to sales increases.

Average net sales per domestic Wendy's restaurant for the quarters ended April 3, 1994 and April 4, 1993 were as follows:

                       First Quarter                   %
                    1994           1993             Increase
                    ----           ----             --------
Company.........  $237,150       $232,700              1.9
Franchise.......   227,850        225,150              1.2
Total Domestic..   230,650        227,500              1.4

The number of Wendy's restaurants open as of April 3, 1994 and April 4, 1993 was as follows:

                            1994           1993
                            ----           ----
Company................    1,229          1,244
Franchise..............    2,977          2,744
                           -----          -----
Total Wendy's..........    4,206          3,988
                           =====          =====

COST OF SALES AND RESTAURANT OPERATING COSTS
- - --------------------------------------------
The company restaurant operating profit margin increased in the first quarter 1994 to 13.0% versus 12.5% for 1993. The increase reflected an improvement in domestic company restaurant operating costs. As a percent of domestic retail sales restaurant operating costs decreased to 27.9% from 28.4% for the first quarter 1994. This reflects lower insurance and advertising costs.

ROYALTIES
- - ---------
Royalties before reserve provisions increased $2.3 million in the first quarter 1994 compared to 1993. This was primarily a result of increases in franchise domestic average net sales of 1.2% over the first quarter of 1993 and an increase of 190 average domestic restaurants open. Reserves provided were $1.9 million for the first quarter of 1994 and $1.2 million for the first quarter of 1993. This increase reflects a provision of $.7 million for potential international issues.

OTHER REVENUES
- - --------------
Other revenues increased $2.2 million over the first quarter of 1993. This was primarily a result of $2.0 million in losses related to surplus property held for disposition and casualty losses that were recognized in 1993 while no similar items were recorded in 1994.

GENERAL AND ADMINISTRATIVE EXPENSES
- - -----------------------------------
General and administrative expenses for the first quarter of 1994 increased $2.0 million over 1993. This primarily reflects increases in salaries and benefits of $2.0 million. This was a result of annual employee merit and performance pay increases and minimal increases in staffing of overhead personnel throughout 1993 to support new restaurant development planned for 1994 and beyond.

                              FINANCIAL CONDITION
                              -------------------

The company's financial condition remains solid at the end of the first quarter of 1994. The debt to equity and debt to total capitalization ratios were 24% and 20%, respectively, at April 3, 1994. These compare to a debt to equity ratio and debt to total capitalization ratio of 33% and 25%, respectively, at fiscal year-end 1993. The decline in these ratios reflects the transfer of long-term debt to current liabilities as $50 million of 12 1/8% Notes is payable April 1, 1995. Capital expenditures amounted to $27.4 million for 1994 compared to $26.1 million for 1993.

                                    OUTLOOK
                                    -------

The company continues to employ its strategies as outlined in the company's 1993 Annual Report. Emphasis continues to be on solid restaurant operations, new products, effective marketing, new restaurant development, and the financial health of the entire system. The company anticipates that as many as 350 new restaurants will be opened or under construction systemwide (both company and franchise) during 1994. During the first quarter of 1994, the company opened 53 new restaurants with another 63 under construction. Cash flow from operations, cash and investments on hand, and possible asset sales should adequately provide for projected cash requirements for 1994.


                WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                         PART II: OTHER INFORMATION



Item 1.  Legal Proceedings

On April 12, 1994, Richard Johnson and 12 other individuals, individually and purportedly on behalf of a putative class of other persons similarly situated, filed a complaint against the company and others in the U.S. District Court for the Northern District of Georgia. The Complaint alleges that the company has engaged in racial discrimination in violation of Title VII and 42 U.S.C. Section 1981. The plaintiffs further allege that the company conspired with certain of its franchisees to deprive the plaintiffs and employees of such franchisees of their rights under 42 U.S.C. Section 1985. The plaintiffs seek judgment in an undetermined amount against the company for punitive and compensatory damages (including benefits) as well as injunctive and equitable relief, including reinstatement of the plaintiffs to their former positions. The company intends to defend the action vigorously, and believes that it has meritorious defenses to the claims sought to be asserted and that the resolution of the action will not materially effect the company's financial condition.

On April 29, 1994, Mercy Health Services filed a complaint against the Company in the U.S. District Court for the Southern District of New York. The plaintiff, who purports to be a shareholder of the company, alleges that the company wrongfully refused to include a shareholder resolution in the company's notice of proxy and proxy statement for the May 2, 1994 Annual Meeting of Shareholders. The shareholder resolution requested the Board of Directors to adopt a policy making all company restaurants smoke-free by 1995, and requested that the policy include stipulations that, beginning in 1995, all new franchisees' facilities be smoke-free and all renewals of franchise agreements include smoke-free facilities in the agreements. The plaintiff seeks a declaration that the company's failure to include the shareholder resolution in the proxy statement was unlawful, an injunction which would enjoin the company from excluding the plaintiff's shareholder resolution from any future proxy statements when the resolution otherwise qualifies for inclusion under the applicable rules of the Securities and Exchange Commission, and an award for costs, expenses and attorneys' fees. The company intends to defend the action vigorously, and believes that it has meritorious defenses to this action and that an unfavorable judgment would not have a material impact upon the financial condition of the company.



Item 6.  Exhibits and Reports on Form 8-K.

         a.  Index to Exhibits on Page 12.

         b. No report on Form 8-K was filed during the quarter ended April 3, 1994.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WENDY'S INTERNATIONAL, INC.
                                        ---------------------------
                                                (Registrant)



Date:    5/13/94                        /s/ John K. Casey
      -------------                     ---------------------------
                                        John K. Casey
                                        Vice Chairman and Chief
                                        Financial Officer

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS




Exhibit
 Number                Description                   Page No.
- - -------                -----------                   --------
   11               Computation of Net                  13
                    Income Per Share.
