Form 10-Q
period 1994-07-03
WENDYS INTERNATIONAL INC
filed 1994-08-12
CIK 105668

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 1994
                               ------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ______________________

Commission File Number 1-8116
                       ------

                           WENDY'S INTERNATIONAL, INC.
- - ---------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

             Ohio                                      31-0785108
- - ---------------------------------                --------------------------
(State or other jurisdiction of                     (I.R.S.  Employer
incorporation or organization)                         Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio  43017-0256
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code     614-764-3100
                                                     ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO       .
                                        -----      -----

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.
              Class                             Outstanding at August 5, 1994
- - ------------------------------------            -----------------------------
Common shares, $.10 stated value                101,241,000 shares

Exhibit index on page 13.


                                   - 1 of 15 -

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX
                                                                           Pages
                                                                           -----
PART I:   Financial Information

     Item 1.   Financial Statements:

          Consolidated Statement of Income for the quarters
            and year-to-date periods ended
            July 3, 1994 and July 4, 1993                                 3 - 4

          Consolidated Balance Sheet as of July 3, 1994
            and January 2, 1994                                           5 - 6

          Consolidated Statement of Cash Flows for the
            year-to-date periods ended July 3, 1994 and July 4, 1993        7

          Notes to the Consolidated Financial Statements                    8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                 9 - 10

PART II:  Other Information

     Item 1                                                                 10

     Item 4                                                                 11

     Item 6                                                                 11

     Signature                                                              12

     Index to Exhibits                                                      13

Exhibit 11 - Computation of Net Income Per Share                         14 - 15

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                         PART I:  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
                                               QUARTER ENDED     QUARTER ENDED
                                                  JULY 3            JULY 4
                                                   1994              1993
                                                  ------            ------
REVENUES
  Retail sales . . . . . . . . . . . . . . .     $326,425          $307,978
  Royalties. . . . . . . . . . . . . . . . .       29,830            27,371
  Other. . . . . . . . . . . . . . . . . . .       10,949             9,811
                                                 --------          --------
                                                  367,204           345,160
                                                 --------          --------
COSTS AND EXPENSES
  Cost of sales. . . . . . . . . . . . . . .      187,408           181,507
  Company restaurant operating
    costs. . . . . . . . . . . . . . . . . .       84,319            79,315
  General and administrative
    expenses . . . . . . . . . . . . . . . .       23,346            21,922
  Depreciation and amortization
    of property and equipment. . . . . . . .       16,842            16,632
  Interest, net. . . . . . . . . . . . . . .        3,183             3,045
                                                 --------          --------
                                                  315,098           302,421
                                                 --------          --------

INCOME BEFORE INCOME TAXES . . . . . . . . .       52,106            42,739
INCOME TAXES . . . . . . . . . . . . . . . .       18,758            15,387
                                                 --------          --------
NET INCOME . . . . . . . . . . . . . . . . .     $ 33,348          $ 27,352
                                                 --------          --------
                                                 --------          --------

PRIMARY EARNINGS PER SHARE . . . . . . . . .         $.32              $.27
                                                     ----              ----
                                                     ----              ----

FULLY DILUTED EARNINGS PER SHARE . . . . . .         $.31              $.26
                                                     ----              ----
                                                     ----              ----

DIVIDENDS PER SHARE. . . . . . . . . . . . .         $.06              $.06
                                                     ----              ----
                                                     ----              ----

PRIMARY SHARES . . . . . . . . . . . . . . .      104,499           102,531
                                                 --------          --------
                                                 --------          --------

FULLY DILUTED SHARES . . . . . . . . . . . .      112,629           112,601
                                                 --------          --------
                                                 --------          --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                         PART I:  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
                                          YEAR-TO-DATE ENDED  YEAR-TO-DATE ENDED
                                                JULY 3              JULY 4
                                                 1994                1993
                                                ------              ------
REVENUES
  Retail sales . . . . . . . . . . . . . . .     $618,217          $594,132
  Royalties. . . . . . . . . . . . . . . . .       54,351            50,273
  Other. . . . . . . . . . . . . . . . . . .       14,426            11,126
                                                 --------          --------
                                                  686,994           655,531
                                                 --------          --------
COSTS AND EXPENSES
  Cost of sales. . . . . . . . . . . . . . .      360,796           351,317
  Company restaurant operating
    costs. . . . . . . . . . . . . . . . . .      164,755           159,819
  General and administrative
    expenses . . . . . . . . . . . . . . . .       50,526            47,070
  Depreciation and amortization
    of property and equipment. . . . . . . .       33,499            33,017
  Interest, net. . . . . . . . . . . . . . .        5,802             6,196
                                                 --------          --------
                                                  615,378           597,419
                                                 --------          --------

INCOME BEFORE INCOME taxes . . . . . . . . .       71,616            58,112
INCOME TAXES . . . . . . . . . . . . . . . .       25,782            20,921
                                                 --------          --------
NET INCOME . . . . . . . . . . . . . . . . .     $ 45,834          $ 37,191
                                                 --------          --------
                                                 --------          --------

PRIMARY EARNINGS PER SHARE . . . . . . . . .         $.44              $.36
                                                     ----              ----
                                                     ----              ----

FULLY DILUTED EARNINGS PER SHARE . . . . . .         $.43              $.36
                                                     ----              ----
                                                     ----              ----

DIVIDENDS PER SHARE. . . . . . . . . . . . .         $.12              $.12
                                                     ----              ----
                                                     ----              ----

PRIMARY SHARES . . . . . . . . . . . . . . .      104,520           102,398
                                                 --------          --------
                                                 --------          --------

FULLY DILUTED SHARES . . . . . . . . . . . .      112,650           110,677
                                                 --------          --------
                                                 --------          --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                          (IN THOUSANDS)
                                                    JULY 3           JANUARY 2
                                                     1994              1994
                                                  -----------        ---------
                                                  (UNAUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . .      $   93,937         $   71,698
  Short-term investments, at cost
    which approximates market. . . . . . . .          32,713             40,647
  Accounts receivable, net . . . . . . . . .          24,327             27,381
  Notes receivable, net. . . . . . . . . . .           4,547              5,259
  Deferred income taxes. . . . . . . . . . .          10,244             12,244
  Inventories and other. . . . . . . . . . .          20,352             21,478
                                                  ----------         ----------
                                                     186,120            178,707
                                                  ----------         ----------

PROPERTY AND EQUIPMENT, AT COST
  Land . . . . . . . . . . . . . . . . . . .         212,202            203,651
  Buildings. . . . . . . . . . . . . . . . .         339,169            329,023
  Leasehold improvements . . . . . . . . . .         184,821            182,519
  Restaurant equipment . . . . . . . . . . .         315,886            289,242
  Other equipment. . . . . . . . . . . . . .          50,198             65,197
  Capital leases . . . . . . . . . . . . . .          66,237             64,148
                                                  ----------         ----------
                                                   1,168,513          1,133,780
  Accumulated depreciation
    and amortization . . . . . . . . . . . .        (442,433)          (426,496)
                                                  ----------         ----------
                                                     726,080            707,284
                                                  ----------         ----------

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET. . . . . . . . . . . . . . .          30,513             24,314
DEFERRED INCOME TAXES. . . . . . . . . . . .          14,636             15,250
OTHER ASSETS . . . . . . . . . . . . . . . .          78,018             70,931
                                                  ----------         ----------
                                                  $1,035,367         $  996,486
                                                  ----------         ----------
                                                  ----------         ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                         (IN THOUSANDS)
                                                    JULY 3           JANUARY 2
                                                     1994              1994
                                                  -----------        ---------
                                                  (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts and drafts payable. . . . . . . .      $   55,173       $   68,735
  Accrued expenses:
    Salaries and wages . . . . . . . . . . .          15,711           16,288
    Taxes. . . . . . . . . . . . . . . . . .          16,186           14,935
    Insurance. . . . . . . . . . . . . . . .          22,857           21,345
    Other. . . . . . . . . . . . . . . . . .          14,585           11,160
  Income taxes . . . . . . . . . . . . . . .          13,927            2,896
  Deferred income taxes. . . . . . . . . . .           1,785            2,299
  Current portion of long-term
    obligations. . . . . . . . . . . . . . .          55,793            5,611
                                                  ----------       ----------
                                                     196,017          143,269
                                                  ----------       ----------

LONG-TERM OBLIGATIONS
  Term debt. . . . . . . . . . . . . . . . .         106,598          156,741
  Capital leases . . . . . . . . . . . . . .          44,888           43,892
                                                  ----------       ----------
                                                     151,486          200,633
                                                  ----------       ----------

DEFERRED INCOME TAXES. . . . . . . . . . . .          38,960           40,859
OTHER LONG-TERM LIABILITIES. . . . . . . . .          11,511           10,930
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock,
    Authorized:  250,000 shares
  Common stock, $.10 stated value
    Authorized:  200,000,000 shares
    Issued: 101,224,000 and
    100,823,000 shares, respectively . . . .          10,122           10,082
  Capital in excess of stated value. . . . .         165,173          161,238
  Retained earnings. . . . . . . . . . . . .         464,565          430,866
  Translation adjustments. . . . . . . . . .             271            1,347
  Pension liability adjustment . . . . . . .          (2,572)          (2,572)
                                                  ----------       ----------
                                                     637,559          600,961
                                                  ----------       ----------
  Treasury stock at cost: 29,000 shares. . .            (166)            (166)
                                                  ----------       ----------
                                                     637,393          600,795
                                                  ----------       ----------
                                                  $1,035,367       $  996,486
                                                  ----------       ----------
                                                  ----------       ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                 (IN THOUSANDS)
                                                     YEAR-TO-DATE ENDED   YEAR-TO-DATE ENDED
                                                           JULY 3               JULY 4
                                                            1994                 1993
                                                           ------               ------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES . . . . . . . . . . . . . . . . . . . .      $ 85,413             $ 75,711
                                                          --------             --------
CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from asset dispositions . . . . . . . . .        15,250               11,541
  Capital expenditures . . . . . . . . . . . . . . .       (63,764)             (50,700)
  Acquisition of franchises. . . . . . . . . . . . .       (11,148)              (8,532)
  Investment in marketable securities. . . . . . . .          (863)             (10,384)
  Proceeds from marketable securities. . . . . . . .         8,797                 -
  Other investing activities . . . . . . . . . . . .           457                 (715)
                                                          --------             --------
      Net cash used in investing activities. . . . .       (51,271)             (58,790)
                                                          --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock . . . . . .         2,870                2,075
  Principal payments on long-term
    obligations. . . . . . . . . . . . . . . . . . .        (2,638)              (2,626)
  Dividends paid . . . . . . . . . . . . . . . . . .       (12,135)             (11,879)
                                                          --------             --------
      Net cash used in financing activities. . . . .       (11,903)             (12,430)
                                                          --------             --------
INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . .        22,239                4,491
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD . . . . . . . . . . . . . . . . . . . . . .        71,698               77,412
                                                          --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . .      $ 93,937             $ 81,903
                                                          --------             --------
                                                          --------             --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Interest paid. . . . . . . . . . . . . . . . . . .      $  9,524             $ 10,874
  Interest received. . . . . . . . . . . . . . . . .         3,366                4,453
  Income taxes paid. . . . . . . . . . . . . . . . .        12,958               13,494
  Acquisition of franchises:
  Fair value of assets acquired, net . . . . . . . .      $ 15,586             $ 13,173
  Cash paid. . . . . . . . . . . . . . . . . . . . .        11,148                8,532
                                                          --------             --------
      Liabilities assumed. . . . . . . . . . . . . .      $  4,438             $  4,641
                                                          --------             --------
                                                          --------             --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   MANAGEMENT'S STATEMENT
     In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Wendy's International, Inc. and Subsidiaries (the company) at July 3, 1994, and January 2, 1994 and the results of operations for the quarters and year-to-date periods ended July 3, 1994 and July 4, 1993 and cash flows for the year-to-date periods ended July 3, 1994 and July 4, 1993. The Notes to the Consolidated Financial Statements which are contained in the 1993 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

NOTE 2.   ACQUISITIONS AND DISPOSITIONS
     In both the first quarter of 1994 and 1993, one restaurant was franchised for a net pretax gain of $25,000 and $400,000, respectively. During the second quarter of 1994 and 1993, the company franchised 23 restaurants for a net pretax gain of $6,700,000 and 61 restaurants for a net pretax gain of $5,000,000, respectively.

     During the first quarter of 1993, the company acquired 27 restaurants in the Ft. Lauderdale, Florida market and three restaurants in the Milwaukee, Wisconsin market for approximately $8,500,000. During the second quarter of 1994, the company acquired 30 restaurants, 29 of which where in the Kansas City market for approximately $11,000,000.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS


The company recorded net income of $33.3 million for the second quarter ended July 3, 1994, while $27.4 million was reported for the second quarter ended
July 4, 1993. Net income for the year-to-date period was $45.8 million for 1994 compared with $37.2 million for 1993.

RETAIL SALES
Domestic retail sales increased 6.2% for the second quarter of 1994 compared to the second quarter of 1993. This was primarily a result of a 5.2% increase in average domestic net sales. Year-to-date domestic retail sales increased $22.3 million in 1994 compared with 1993 reflecting a 3.6% increase in average domestic net sales. Selling prices remained constant throughout the first half of 1994.

The company believes its value strategy, such as Combo Meals, Kids' Meals, and Super Value Menu, along with solid restaurant operations and effective marketing campaigns, have contributed to sales increases.

Average net sales per domestic Wendy's restaurant for the quarters and year-to-date periods ended July 3, 1994 and July 4, 1993 were as follows:

                           Second Quarter         %         Year-to-date          %
                          1994        1993    Increase    1994        1993    Increase
                          ----        ----    --------    ----        ----    --------
Company. . . . . . . .  $261,150    $248,250     5.2    $498,450    $480,950     3.6
Franchise. . . . . . .   256,200     245,050     4.6     484,200     470,350     2.9
Total Domestic . . . .   257,650     246,050     4.7     488,450     473,650     3.1

The number of systemwide Wendy's restaurants open as of July 3, 1994 and July 4, 1993 was as follows:

                                   1994       1993
                                   ----       ----
Company. . . . . . . . . . .      1,250      1,197
Franchise. . . . . . . . . .      3,014      2,846
                                  -----      -----
Total Wendy's. . . . . . . .      4,264      4,043
                                  -----      -----
                                  -----      -----

COST OF SALES AND RESTAURANT OPERATING COSTS
The company restaurant operating profit margin increased in the second quarter 1994 to 16.8% versus 15.3% for 1993. The restaurant operating margin increased to 15.0% for the year-to-date 1994 period from 14.0% in 1993. The increase reflected an improvement in domestic cost of sales related to lower beef, chicken and produce prices. In addition, margins reflected the leveraging benefit of higher average sales and continued efficiency improvements at the restaurant level. Restaurant operating costs were substantially the same, as a percent of retail sales, in both the second quarter and year-to-date periods.

ROYALTIES
Royalties before reserve provisions increased $3.2 million in the second quarter 1994 compared with 1993. This was primarily a result of increases in franchise domestic average net sales of 4.6% over the second quarter of 1993 and an increase of 173 average domestic restaurants open. Royalties before reserve provisions increased $5.4 million for the year-to-date period of 1994 with franchise domestic average net sales up 2.9% and 181 more average domestic restaurants open. Reserves provided were $1.9 million for the first half of 1994 and $.6 million for the first half of 1993. The increase reflects provisions for potential international franchise situations in 1994 and reserve reductions in 1993 as a result of favorable developments for certain domestic franchises.

OTHER REVENUES
Other revenues increased $1.1 million over the second quarter of 1993. This was primarily a result of increased gains related to franchising restaurants of $1.7 million. For the year-to-date periods other revenue increased $3.3 million reflecting increased gains on franchising restaurants of $1.4 million and reserves provisions in 1993 of $1.2 million related to surplus property held for disposition and potential casualty losses.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the second quarter of 1994 increased $1.4 million over 1993 and increased $3.5 million over the year-to-date period of 1993. This primarily reflects increases in salaries and benefits of $1.4 million for the quarter and $3.4 million for the year-to-date periods. This was a result of annual employee merit and performance pay increases and minimal increases in staffing of overhead personnel throughout 1993 and the first half of 1994 to support new restaurant development planned for 1994 and beyond.

                              FINANCIAL CONDITION

The company's financial condition remains solid at the end of the second quarter of 1994. The debt to equity and debt to total capitalization ratios were 24% and 19%, respectively, at July 3, 1994. These compare to a debt to equity ratio and debt to total capitalization ratio of 33% and 25%, respectively, at fiscal year-end 1993. The decline in these ratios reflects the transfer of long-term debt to current liabilities as $50 million of 12 1/8% Notes is payable April 1, 1995. Capital expenditures amounted to $63.8 million for 1994 compared to $50.7 million for 1993. Cash generated from operating activities in the first half of 1994 exceeded capital expenditures and dividend payments.

                                    OUTLOOK

The company continues to employ its strategies as outlined in the company's 1993 Annual Report. As was expected, competition in the quick-service restaurant industry has remained intense. Emphasis continues to be on solid restaurant operations, new products, effective marketing, new restaurant development, and the overall financial health of the entire system. The company anticipates that as many as 350 new restaurants will be opened or under construction systemwide (both company and franchise) during 1994. During the first half of 1994, the company and its franchisees opened 124 new restaurants with another 67 under construction. Cash flow from operations, cash and investments on hand, and possible asset sales should adequately provide for projected cash requirements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART II:   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of the company's shareholders was held on May 2, 1994.

(b) The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director.


       Director                     For                   Withheld
       --------                     ---                   --------
Fielden B. Nutter, Sr.           87,153,909               689,191
James W. Near                    87,193,634               649,467
James V. Pickett                 87,191,886               651,215
Thomas F. Keller                 87,184,000               659,100


The following directors did not stand for reelection at the meeting (the year in which each directors term expires is indicated in parenthesis): R. David Thomas
(1995), John K. Casey (1995), Ernest S. Hayeck (1995), Arthur I. Vorys (1996), Thekla R. Shackelford (1996), Ronald E. Musick (1996), W. Clay Hamner (1996), Gordon F. Teter (1996).

(c) The following table sets forth a brief description of each other matter voted on at the Annual Meeting and the number of votes cast of, against or abstaining from each matter.


                                         For           Against        Abstain
                                         ---           -------        -------
Approve Coopers & Lybrand as
  auditors of the company             86,618,706        409,626        814,759
Approve amendments to the 1978
  Stock Option Plan                   84,631,086      2,020,131      1,191,865
Approve amendments to the 1982
  Stock Option Plan                   84,472,258      2,113,288      1,257,541
Approve amendments to the 1984
  Stock Option Plan                   84,370,912      2,207,023      1,265,153
Approve amendments to the 1987
  Stock Option Plan                   84,384,249      2,194,772      1,263,068
Approve amendments to the 1990
  Stock Option Plan                   79,184,255      7,349,789      1,309,039
Approve performance goals of the
  Senior Executive Earnings
  Maximization Plan                   81,180,101      5,435,709      1,227,272


There were no broker nonvotes (as described by the Securities and Exchange Commission) in connection with any of the matters set forth in this Item 4.

Item 6.   Exhibits and Reports on Form 8-K.

(a) Index to Exhibits on Page 13.

(b) No report on Form 8-K was filed during the quarter ended July 3, 1994.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WENDY'S INTERNATIONAL, INC.
                                        ---------------------------
                                                  (Registrant)



Date:           8/12/94                 /s/ John K. Casey
       -----------------------          -----------------------
                                        John K. Casey
                                        Vice Chairman and Chief
                                        Financial Officer

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS



Exhibit
Number                          Description                            Page No.
- - -------                         -----------                            --------

  11                       Computation of Net                          14 - 15
                            Income Per Share.