Form 10-Q
period 1994-10-02
WENDYS INTERNATIONAL INC
filed 1994-11-10
CIK 105668

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 1994
                               ---------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                              -----------------------   ------------------

Commission File Number 1-8116
                       ------

                           WENDY'S INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                           31-0785108
- ---------------------------------                   ----------------------------
(State or other jurisdiction of                          (I.R.S.  Employer
incorporation or organization)                         Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio 43017-0256
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code   614-764-3100
                                                     ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES   X    NO      .
                                         -----     -----

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at November 4, 1994
- ---------------------------------              -------------------------------

Common shares, $.10 stated value                       101,541,000 shares

Exhibit index on page 13.


                                    -1 of 15-

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                            Pages
                                                            -----

PART I:   Financial Information

   Item 1.   Financial Statements:

      Consolidated Statement of Income for the quarters
       and year-to-date periods ended
       October 2, 1994 and October 3, 1993                  3 - 4

      Consolidated Balance Sheet as of October 2, 1994
       and January 2, 1994                                  5 - 6

      Consolidated Statement of Cash Flows for the
       year-to-date periods ended October 2, 1994 and
       October 3, 1993                                        7

      Notes to the Consolidated Financial Statements          8

   Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    9 - 10

PART II:   Other Information

   Item 6                                                    11

   Signature                                                 12

   Index to Exhibits                                         13

Exhibit 11 - Computation of Net Income Per Share           14 - 15

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                         PART I:  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
                                             QUARTER ENDED        QUARTER ENDED
                                               OCTOBER 2            OCTOBER 3
                                                 1994                 1993
                                               ---------            ---------
REVENUES
  Retail sales . . . . . . . . . . . . . .      $322,430             $306,522
  Royalties. . . . . . . . . . . . . . . .        29,314               28,522
  Other. . . . . . . . . . . . . . . . . .         7,606                3,846
                                               ---------            ---------
                                                 359,350              338,890
                                               ---------            ---------
COSTS AND EXPENSES
  Cost of sales. . . . . . . . . . . . . .       186,528              178,798
  Company restaurant operating
   costs . . . . . . . . . . . . . . . . .        83,536               81,555
  General and administrative
   expenses. . . . . . . . . . . . . . . .        23,464               21,401
  Depreciation and amortization
   of property and equipment . . . . . . .        17,068               16,071
  Interest, net. . . . . . . . . . . . . .         2,247                2,810

                                               ---------            ---------
                                                 312,843              300,635
                                               ---------            ---------

INCOME BEFORE INCOME TAXES . . . . . . . .        46,507               38,255
INCOME TAXES . . . . . . . . . . . . . . .        16,743               13,771
                                               ---------            ---------
NET INCOME . . . . . . . . . . . . . . . .     $  29,764            $  24,484
                                               ---------            ---------
                                               ---------            ---------

PRIMARY EARNINGS PER SHARE . . . . . . . .          $.29                 $.24
                                                    ----                 ----
                                                    ----                 ----

FULLY DILUTED EARNINGS PER SHARE . . . . .          $.28                 $.23
                                                    ----                 ----
                                                    ----                 ----

DIVIDENDS PER SHARE. . . . . . . . . . . .          $.06                 $.06
                                                    ----                 ----
                                                    ----                 ----

PRIMARY SHARES . . . . . . . . . . . . . .       104,055              102,905
                                               ---------            ---------
                                               ---------            ---------

FULLY DILUTED SHARES . . . . . . . . . . .       112,185              113,014
                                               ---------            ---------
                                               ---------            ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                         PART I:  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
                                      YEAR-TO-DATE ENDED     YEAR-TO-DATE ENDED
                                           OCTOBER 2              OCTOBER 3
                                             1994                   1993
                                            ------                 ------
REVENUES
  Retail sales . . . . . . . . . . . .    $ 940,647              $900,654
  Royalties. . . . . . . . . . . . . .       83,665                78,795
  Other. . . . . . . . . . . . . . . .       22,032                14,972
                                          ---------             ---------
                                          1,046,344               994,421
                                          ---------             ---------
COSTS AND EXPENSES
  Cost of sales. . . . . . . . . . . .      547,324               530,115
  Company restaurant operating
   costs . . . . . . . . . . . . . . .      248,291               241,374
  General and administrative
   expenses. . . . . . . . . . . . . .       73,990                68,471
  Depreciation and amortization
   of property and equipment . . . . .       50,567                49,088
  Interest, net. . . . . . . . . . . .        8,049                 9,006
                                          ---------             ---------
                                            928,221               898,054
                                          ---------             ---------

INCOME BEFORE INCOME TAXES . . . . . .      118,123                96,367
INCOME TAXES . . . . . . . . . . . . .       42,525                34,692
                                          ---------             ---------
NET INCOME . . . . . . . . . . . . . .    $  75,598             $  61,675
                                          ---------             ---------
                                          ---------             ---------

PRIMARY EARNINGS PER SHARE . . . . . .         $.72                  $.60
                                               ----                  ----
                                               ----                  ----

FULLY DILUTED EARNINGS PER SHARE . . .         $.70                  $.59
                                               ----                  ----
                                               ----                  ----

DIVIDENDS PER SHARE. . . . . . . . . .         $.18                  $.18
                                               ----                  ----
                                               ----                  ----

PRIMARY SHARES . . . . . . . . . . . .      104,365               102,567
                                            -------               -------
                                            -------               -------

FULLY DILUTED SHARES . . . . . . . . .      112,495               110,882
                                            -------               -------
                                            -------               -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                  (IN THOUSANDS)
                                          OCTOBER 2             JANUARY 2
                                            1994                  1994
                                          ---------             ---------
                                         (UNAUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents. . . . . .   $  117,652            $   71,698
  Short-term investments, at cost
   which approximates market . . . . .       18,314                40,647
  Accounts receivable, net . . . . . .       25,590                27,381
  Notes receivable, net. . . . . . . .        4,445                 5,259
  Deferred income taxes. . . . . . . .        9,273                12,244
  Inventories and other. . . . . . . .       19,207                21,478
                                         ----------            ----------
                                            194,481               178,707
                                         ----------            ----------

PROPERTY AND EQUIPMENT, AT COST
  Land . . . . . . . . . . . . . . . .      217,193               203,651
  Buildings. . . . . . . . . . . . . .      347,434               329,023
  Leasehold improvements . . . . . . .      188,156               182,519
  Restaurant equipment . . . . . . . .      322,794               289,242
  Other equipment. . . . . . . . . . .       51,497                65,197
  Capital leases . . . . . . . . . . .       64,732                64,148
                                         ----------            ----------
                                          1,191,806             1,133,780

  Accumulated depreciation
   and amortization. . . . . . . . . .     (451,581)             (426,496)
                                         ----------            ----------
                                            740,225               707,284
                                         ----------            ----------


COST IN EXCESS OF NET ASSETS
 ACQUIRED, NET . . . . . . . . . . . .       30,218                24,314
DEFERRED INCOME TAXES. . . . . . . . .       14,664                15,250
OTHER ASSETS . . . . . . . . . . . . .       73,095                70,931
                                         ----------            ----------
                                         $1,052,683            $  996,486
                                         ----------            ----------
                                         ----------            ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                       (IN THOUSANDS)
                                               OCTOBER 2            JANUARY 2
                                                 1994                 1994
                                               ---------            ---------
                                              (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts and drafts payable. . . . . . . .  $   52,606           $   68,735
  Accrued expenses:
    Salaries and wages . . . . . . . . . . .      16,736               16,288
    Taxes. . . . . . . . . . . . . . . . . .      15,875               14,935
    Insurance. . . . . . . . . . . . . . . .      23,687               21,345
    Other. . . . . . . . . . . . . . . . . .      16,075               11,160
  Income taxes . . . . . . . . . . . . . . .       7,056                2,896
  Deferred income taxes. . . . . . . . . . .       1,585                2,299
  Current portion of long-term
    obligations  . . . . . . . . . . . . . .      56,147                5,611
                                              ----------           ----------
                                                 189,767              143,269
                                              ----------           ----------

LONG-TERM OBLIGATIONS
  Term debt. . . . . . . . . . . . . . . . .     106,526              156,741
  Capital leases . . . . . . . . . . . . . .      41,971               43,892
                                              ----------           ----------
                                                 148,497              200,633
                                              ----------           ----------

DEFERRED INCOME TAXES. . . . . . . . . . . .      37,835               40,859
OTHER LONG-TERM LIABILITIES. . . . . . . . .      11,307               10,930
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock,
    Authorized:  250,000 shares
  Common stock, $.10 stated value
    Authorized:  200,000,000 shares
    Issued: 101,533,000 and
    100,823,000 shares, respectively . . . .      10,153               10,082
  Capital in excess of stated value. . . . .     168,476              161,238
  Retained earnings. . . . . . . . . . . . .     488,247              430,866
  Translation adjustments. . . . . . . . . .       1,139                1,347
  Pension liability adjustment . . . . . . .      (2,572)              (2,572)
                                              ----------           ----------
                                                 665,443              600,961
                                              ----------           ----------
  Treasury stock at cost: 29,000 shares. . .        (166)                (166)
                                              ----------           ----------
                                                 665,277              600,795
                                              ----------           ----------
                                              $1,052,683           $  996,486
                                              ----------           ----------
                                              ----------           ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                              (IN THOUSANDS)
                                                 YEAR-TO-DATE ENDED    YEAR-TO-DATE ENDED
                                                     OCTOBER 2             OCTOBER 3
                                                       1994                  1993
                                                      ------                ------
NET CASH PROVIDED BY OPERATING ACTIVITIES. . . .     $126,451              $111,514
                                                     --------              --------
CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from asset dispositions . . . . . . .       23,356                13,082
  Capital expenditures . . . . . . . . . . . . .      (97,935)              (74,516)
  Acquisition of franchises. . . . . . . . . . .      (11,572)               (8,685)
  Investment in marketable securities. . . . . .         (909)               (8,123)
  Proceeds from marketable securities. . . . . .       23,242                     -
  Other investing activities . . . . . . . . . .          116                (1,560)
                                                     --------              --------
    Net cash used in investing
     activities. . . . . . . . . . . . . . . . .      (63,702)              (79,802)
                                                     --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common
   stock . . . . . . . . . . . . . . . . . . . .        5,445                 6,565
  Principal payments on long-term
   obligations . . . . . . . . . . . . . . . . .       (4,022)               (3,902)
  Dividends paid . . . . . . . . . . . . . . . .      (18,218)              (17,834)
                                                     --------              --------
    Net cash used in financing activities. . . .      (16,795)              (15,171)
                                                     --------              --------
INCREASE IN CASH AND CASH EQUIVALENTS. . . . . .       45,954                16,541
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD. . . . . . . . . . . . . . . . . . . . .       71,698                77,412
                                                     --------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .     $117,652               $93,953
                                                     --------              --------
                                                     --------              --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Interest paid. . . . . . . . . . . . . . . . .     $ 10,945              $ 18,960
  Interest received. . . . . . . . . . . . . . .        5,852                 7,181
  Income taxes paid. . . . . . . . . . . . . . .       36,773                30,203
  Acquisition of franchises:
  Fair value of assets acquired, net . . . . . .      $14,685               $13,170
  Cash paid. . . . . . . . . . . . . . . . . . .       11,572                 8,685
                                                     --------              --------
      Liabilities assumed. . . . . . . . . . . .      $ 3,113               $ 4,485
                                                     --------              --------
                                                     --------              --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  MANAGEMENT'S STATEMENT
  In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Wendy's International, Inc. and Subsidiaries (the company) at October 2, 1994, and January 2, 1994 and the results of operations for the quarters and year-to-date periods ended October 2, 1994 and October 3, 1993 and cash flows for the year-to-date periods ended October 2, 1994 and October 3, 1993. The Notes to the Consolidated Financial Statements which are contained in the 1993 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

NOTE 2.  ACQUISITIONS AND DISPOSITIONS
  In the first quarter of 1994 and 1993, one restaurant was franchised for a net pretax gain of $25,000 and one restaurant for a net pretax gain of $400,000, respectively. During the second quarters of 1994 and 1993, the company franchised 23 restaurants for a net pretax gain of $6,700,000 and 61 restaurants for a net pretax gain of $5,000,000, respectively. During the third quarters of 1994 and 1993, 14 restaurants were franchised for a net pretax gain of $3,700,000 and 13 restaurants for a net pretax gain of $45,000, respectively.

  During the first quarter of 1993, the company acquired 30 restaurants, 27 of which were in the Ft. Lauderdale, Florida market for approximately $8,500,000. During the second quarter of 1994, the company acquired 30 restaurants, 29 of which were in the Kansas City market for approximately $11,000,000. During the third quarters of 1994 and 1993 the company acquired one restaurant for $164,000 and one restaurant for $153,000, respectively.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS

The company recorded net income of $29.8 million for the third quarter ended October 2, 1994, while $24.5 million was reported for the third quarter ended October 3, 1993. Net income for the year-to-date period was $75.6 million for 1994 compared with $61.7 million for 1993.

RETAIL SALES
Domestic retail sales increased 5.3% for the third quarter of 1994 compared to the third quarter of 1993. This was primarily a result of a 4.6% increase in average restaurants open. Year-to-date domestic retail sales increased $37.3 million in 1994 compared with 1993 reflecting a 2.7% increase in average domestic net sales. Selling prices remained essentially constant throughout the year.

The improvement in average domestic net sales is a result of the value menu strategy, such as Combo Meals, Kids' Meals, and Super Value Menu, solid restaurant operations, and effective marketing campaigns.

Average net sales per domestic Wendy's restaurant for the quarters and year-to-date periods ended October 2, 1994 and October 3, 1993 were as follows:

                            Third Quarter        %          Year-to-date         %
                           1994       1993    Increase    1994        1993    Increase
                           ----       ----    --------    ----        ----    --------
Company. . . . . . . .   $254,450   $252,750     .7     $752,950    $733,500     2.7
Franchise. . . . . . .    253,200    249,450    1.5      737,550     720,150     2.4
Total Domestic . . . .    253,600    250,450    1.3      742,150     724,250     2.5

The number of systemwide Wendy's restaurants open as of October 2, 1994 and October 3, 1993 was as follows:

                                        1994             1993
                                       -----            -----
Company. . . . . . . . . . . .         1,246            1,198
Franchise. . . . . . . . . . .         3,076            2,887
                                       -----            -----
Total Wendy's. . . . . . . . .         4,322            4,085
                                       -----            -----
                                       -----            -----

COST OF SALES AND RESTAURANT OPERATING COSTS
The company restaurant operating profit margin increased in the third quarter 1994 to 16.2% versus 15.1% for 1993. The restaurant operating margin increased to 15.4% for the year-to-date 1994 period from 14.3% in 1993. The increase reflected an improvement in domestic cost of sales related to lower beef, chicken and produce prices partly offset by higher labor costs. Restaurant operating costs were reduced, as a percent of retail sales, in both the third quarter and year-to-date periods due to lower local advertising and utility costs.

ROYALTIES
Royalties before reserve provisions increased $2.1 million in the third quarter 1994 compared with 1993. This was primarily a result of increases in franchise domestic average net sales of 1.5% over the third quarter of 1993 and an increase of 149 average domestic restaurants open. Royalties before reserve provisions increased $7.6 million for the year-to-date period of 1994 with franchise domestic average net sales up 2.4% and 171 more average domestic restaurants open. Reserves provided were $918,000 for the third quarter 1994 and $2.9 million for the year-to-date 1994. This compares to a net reserve reversal of $425,000 for the third quarter 1993 and reserves provided of $161,000 for the year to date 1993. In both 1994 and 1993 provisions include domestic and international reserves however, in 1993 the reductions were the result of favorable developments for certain domestic franchises.

OTHER REVENUES
Other revenues increased $3.8 million over the third quarter of 1993. This was primarily a result of pretax gains related to franchising restaurants of $3.7 million in the third quarter 1994 versus $45,000 in 1993. For the year-to-date periods other revenue increased $7.1 million reflecting increased gains on franchising restaurants of $5.0 million and reserve provisions in 1993 of $1.2 million related to surplus property held for disposition and potential casualty losses.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the third quarter of 1994 were 6.5% of total revenues versus 6.3% in 1993. For the year-to-date 1994 general and administrative expenses were 7.1% versus 6.9% in 1993. This was a $2.1 million increase for the quarter comparison and a $5.5 million increase for the year-to-date comparison which primarily reflects increases in salaries and benefits of $828,000 for the quarter and $4.3 million for the year-to-date periods. This was a result of annual employee merit and performance pay increases and minimal increases in staffing of overhead personnel throughout 1993 and the year-to-date 1994 to support new restaurant development planned for 1994 and beyond. The third quarter 1994 also reflects increases in legal and professional fees.

                               FINANCIAL CONDITION

The company's financial condition remains solid at the end of the third quarter of 1994. The debt to equity and debt to total capitalization ratios were 22% and 18%, respectively, at October 2, 1994. These compare to a debt to equity ratio and debt to total capitalization ratio of 33% and 25%, respectively, at fiscal year-end 1993. The decline in these ratios reflects the transfer of long-term debt to current liabilities as $50 million of 12 1/8% Notes is payable April 1, 1995. Capital expenditures amounted to $97.9 million for 1994 compared to $74.5 million for 1993. Cash generated from operating activities for the year-to-date period of 1994 exceeded capital expenditures and dividend payments.

                                     OUTLOOK

The company continues to employ its strategies as outlined in the company's 1993 Annual Report. As was expected, competition in the quick-service restaurant industry has been intense and will remain so in the foreseeable future. Pressure on retail sales appears to be continuing into the fourth quarter 1994. Emphasis continues to be on solid restaurant operations, new products, effective marketing, new restaurant development, and the overall financial health of the entire system. The company anticipates that as many as 350 new restaurants will be opened or under construction systemwide (both company and franchise) during 1994. Through October 2, 1994, the company and its franchisees opened 192 new restaurants with another 101 under construction. Cash flow from operations, cash and investments on hand, and possible asset sales should adequately provide for projected cash requirements. If additional cash is needed for future acquisitions of restaurants from franchisees, or for other corporate purposes, the company believes it would be able to obtain additional cash through existing revolving credit agreements, new revolving credit agreements which the company believes it could execute, or through the issuance of debt securities.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART II:   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Index to Exhibits on Page 13.

(b)  No report on Form 8-K was filed during the quarter ended October 2, 1994.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WENDY'S INTERNATIONAL, INC.
                                        ---------------------------
                                             (Registrant)



Date:      11/10/94                    /s/ John K. Casey
       ----------------                 ------------------------
                                        John K. Casey
                                        Vice Chairman and Chief
                                        Financial Officer

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS



        Exhibit
        Number                        Description                Page No.
        -------                       -----------                --------

          11                       Computation of Net            14 - 15
                                Income Per Common Share.