Form 10-K405
WENDYS INTERNATIONAL INC
filed 1995-03-30
CIK 105668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended January 1, 1995
                          ---------------

( ) TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

                         Commission File Number: 1-8116
                                                 ------
                           WENDY'S INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)
               Ohio                          31-0785108
     -------------------------------    -----------------------
     (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)     Identification Number)

     P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio 43017-0256
-------------------------------------------------------------------------------
     (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code     614-764-3100
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:
-----------------------------------------------------------

     Title of each class           Name of each exchange on which registered
--------------------------------   ------------------------------------------
Common Shares, $.10 stated value   New York, Boston, Cincinnati, Midwest,
(101,848,000 shares outstanding           Pacific, and Philadelphia
     at March 6, 1995)                         Stock Exchanges

7% Convertible Subordinated
  Debentures, due 2006                     New York Stock Exchange
Preferred Stock Purchase Rights            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
----------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES   X   NO      .
                                      ------    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 6, 1995 was $1,508,098,000.

Documents incorporated by reference:
     Portions of the Definitive Proxy Statement dated March 8, 1995 are incorporated by reference into Part III.
Exhibit index on pages 30 and 31.

                                     1 of 52

PART I

ITEM 1. BUSINESS
-------------------------------------------------------------------------------
THE COMPANY

     Wendy's International, Inc. was incorporated in 1969 under the laws of the State of Ohio. Wendy's International, Inc. and its subsidiaries are collectively referred to herein as the "Company."

     The Company is primarily engaged in the business of operating, developing, and franchising a system of distinctive quick-service restaurants. At January 1, 1995, there were 4,411 Wendy's restaurants in operation in the United States and in 33 other countries and territories. Of these restaurants, 1,264 were operated by the Company and 3,147 by the Company's franchisees.

-------------------------------------------------------------------------------
OPERATIONS

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

     The New Bakery Co. of Ohio, Inc., (Bakery) a wholly-owned subsidiary of the Company, is a producer of buns for Wendy's restaurants. At January 1, 1995, the Bakery supplied 652 restaurants operated by the Company and 1,136 restaurants operated by franchisees. At the present time, the Bakery does not manufacture or sell any other products.

-------------------------------------------------------------------------------
RAW MATERIALS

     The Company and its franchisees have not experienced any material shortages of food, equipment, fixtures, or other products which are necessary to restaurant operations. The Company anticipates no such shortages of products and, in any event, alternate suppliers are available.

-------------------------------------------------------------------------------
TRADEMARKS AND SERVICE MARKS OF THE COMPANY

     The Company has registered certain trademarks and service marks in the United States Patent and Trademark office and in international jurisdictions, some of which include "Wendy's", "Wendy", "Old Fashioned Hamburgers", and "Quality Is Our Recipe". The Company believes that these and other related marks are of material importance to the Company's business. Domestic trademarks and service marks expire at various times from 1995 to 2009, while international trademarks and service marks have various durations of 5 to 20 years. The Company generally intends to renew trademarks and service marks which expire.

-------------------------------------------------------------------------------
SEASONALITY

     The Company's business is moderately seasonal. Average restaurant sales are normally higher during the summer months than during the winter months.

-------------------------------------------------------------------------------
WORKING CAPITAL PRACTICES

     Cash from operations, cash and short-term investments on hand, and possible asset dispositions should enable the Company to meet its financing requirements. In addition, the Company has available unused lines of credit and has filed a $200 million shelf registration. It is a normal practice within the quick-service restaurant industry to maintain a relatively low current ratio.

-------------------------------------------------------------------------------
COMPETITION

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

-------------------------------------------------------------------------------
RESEARCH AND DEVELOPMENT

     The Company engages in research and development on an ongoing basis, testing new products and procedures for possible introduction into the Wendy's system. While research and development operations are considered to be of prime importance to the Company, amounts expended for these activities are not deemed material.

-------------------------------------------------------------------------------
GOVERNMENT REGULATIONS

     A number of states have enacted legislation which, together with rules promulgated by the Federal Trade Commission, affect companies involved in franchising. Much of the legislation and rules adopted have been aimed at requiring detailed disclosure to a prospective franchisee and periodic registration by the franchisor with state administrative agencies. Additionally, some states have enacted, and others have considered, legislation which governs the termination or non-renewal of a franchise agreement and other aspects of the franchise relationship. The United States Congress has also considered legislation of this nature. The Company has complied with requirements of this type in all applicable jurisdictions. The Company cannot predict the effect on its operations, particularly on its relationship with franchisees, of future enactment of additional legislation. Various other government initiatives such as minimum wage rates and taxes can all have a significant impact on the Company's performance.

-------------------------------------------------------------------------------
ENVIRONMENT AND ENERGY

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

-------------------------------------------------------------------------------
ACQUISITIONS AND DISPOSITIONS

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

     See Notes 6 and 7 under Item 8 on page 23 of this Form 10-K for further information regarding acquisitions and dispositions.

-------------------------------------------------------------------------------
INTERNATIONAL OPERATIONS

     Markets in Canada are currently being developed for both company-owned and franchised restaurants. In addition to the countries and territories listed under Item 2 on page 6 of this Form 10-K, the Company has granted development rights for Bahrain, Egypt, Morocco, Qatar, Tunisia, and the Yemen Arab Republic.

-------------------------------------------------------------------------------
FRANCHISED WENDY'S RESTAURANTS

     As of January 1, 1995, the Company's franchisees operated 3,147 Wendy's restaurants in 49 states, the District of Columbia, and 33 other countries and territories.

     The rights and franchises under which most franchised restaurants in the United States are operated are set forth in one basic document, the Restaurant Franchise Agreement. This document gives the franchisee the right to construct, own, and operate a Wendy's restaurant upon a site accepted by Wendy's and to use the Wendy's system in connection with the operation of the restaurant at that site. The Company will use a revised form of agreement, the Wendy's Unit Franchise Agreement, for new franchised restaurants operated in the United States beginning in 1995.

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

     Both the Restaurant Franchise Agreement and the Wendy's Unit Franchise Agreement require that the franchisee pay a royalty of 4% of gross receipts from the operation of the restaurant. Both Agreements also typically require that the franchisee pay the Company a technical assistance fee. In the United States, the technical assistance fee required under newly executed Wendy's Unit Franchise Agreements is currently $25,000 for each restaurant.

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

     The rights and franchises currently offered for international development are contained in the Franchise Agreement which is issued upon approval of a restaurant site. The Franchise Agreement is for an initial term of 20 years or the term of the lease for the restaurant site, whichever is shorter. The Franchise Agreement licenses the franchisee to use the Company's trademarks and know-how in the operation of the restaurant. Upon execution of the Franchise Agreement, the franchisee is required to pay a technical assistance fee. Generally, the technical assistance fee is $30,000 for each restaurant. Currently, the franchisee is required to pay a monthly net continuing fee based on the gross sales of the restaurant, usually 4%.

     See Schedule II on page 29 of this Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 on pages 11 through 14 and Note 8 under Item 8 on page 23 of this Form 10-K for further information regarding reserves, commitments, and contingencies involving franchisees.

-------------------------------------------------------------------------------
ADVERTISING AND PROMOTIONS

     Products sold by Wendy's restaurants are advertised through television, radio, newspapers, and a variety of promotional campaigns. The Company attempts to keep franchisees informed of current advertising techniques and effective promotions. The Company's advertising materials are also made available to the franchisees. Both the Restaurant Franchise Agreement and the Wendy's Unit Franchise Agreement provide that franchisees will spend 4% of their gross receipts for advertising and promotions. The Restaurant Franchise Agreement specifies 2% is to be spent on local and regional advertising (including in many cases cooperative advertising), and 2% is the required contribution to The Wendy's National Advertising Program, Inc.
     (WNAP). Under the Restaurant Franchise Agreement the

-------------------------------------------------------------------------------

     Company has the ability to increase the required local and regional expenditures to 3%, for a total of 5% for advertising and promotions, subject to certain conditions.

     The Company has the ability under the Wendy's Unit Franchise Agreement to specify and to change the 4% advertising and promotions allocation subject to certain restrictions. Currently, the Company requires franchisees under the Wendy's Unit Franchise Agreement to allocate 2% to local and regional advertising and promotions and 2% to national advertising and promotions. In addition, under that Agreement the Company may increase the total advertising and promotions contribution to 5% for franchisees operating restaurants pursuant to that Agreement, if such increase is approved by an affirmative vote representing 75% or more of all domestic Wendy's restaurants.

     In 1992, 1993, and 1994 a systemwide vote was taken on a proposal to increase national advertising during the following calendar year. This voluntary program reallocates the 4% required minimum advertising expenditures such that 2 1/2% goes toward national advertising and 1 1/2% toward local and regional advertising during 1993, 1994, and 1995. These minimum requirements will revert back to 2% for national and 2% for local and regional advertising unless a new systemwide vote in 1995 approves reallocation for 1996.

     During fiscal 1994, 1993, and 1992, approximately $101 million, $86 million, and $67 million, respectively, were spent on advertising, promotions, and related expenses by WNAP. WNAP is a not-for-profit corporation which was established to collect and administer the funds contributed by the Company and all domestic franchisees. WNAP's Trustees are comprised of representatives of both the Company and its franchisees.

-------------------------------------------------------------------------------
PERSONNEL

     As of January 1, 1995, the Company employed approximately 44,000 people, of whom approximately 43,000 were employed in company-operated restaurants. The total number of full-time employees at that date was approximately 7,000. The Company believes that its employee relations are satisfactory. The Company is not a party to any collective bargaining agreements except for (i) an agreement with a labor union which represents certain employees of the Bakery, and (ii) an agreement with a union which represents certain employees at one of the Company's Canadian restaurants.

-------------------------------------------------------------------------------
ITEM 2. PROPERTIES

     Wendy's restaurants are built to Company specifications as to exterior style and interior decor. The majority are free-standing, one-story brick buildings, substantially uniform in design and appearance, constructed on sites of approximately 40,000 square feet, with parking for approximately 45 cars. Some restaurants, located in downtown areas or shopping malls, are of a store-front type and vary according to available locations but generally retain the standard sign and interior decor. The typical new free-standing restaurant contains about 2,800 square feet and has a cooking area, a dining room capacity for 90 persons, and a double pick-up window for drive-thru service. The restaurants are generally located in urban or heavily populated suburban areas, and their success depends upon serving a large number of customers. Wendy's also operates restaurants in special site locations such as Wal-Mart stores, travel centers, military bases, arenas, malls, hospitals, airports, and college campuses.

     At January 1, 1995, the Company and its franchisees operated 4,411 Wendy's restaurants in the locations listed under Item 2 on page 6 of this Form 10-K. Of the 1,264 company-operated Wendy's restaurants, the Company owned the land and building for 604 restaurants, owned the building and held long-term land leases for 244 restaurants, and held leases covering land and building for 416 restaurants. The Company's land and building leases are generally written for terms of 20 to 25 years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 1% to 10%) of annual sales in excess of specified amounts. Some of the real estate owned by the Company is subject to mortgages which mature over various terms. Surplus land and buildings are generally held for sale.

     The Company also owns land and buildings for 351 restaurant locations which it in turn leases to certain of its franchisees.

     The Company owns approximately 37.6 acres of land in Dublin, Ohio on which are located the Company's corporate headquarters. This complex contains approximately 200,000 square feet of office space.

-------------------------------------------------------------------------------

                           Domestic Wendy's
          State                 Company      Franchise
         Alabama                   -            80
         Alaska                    -             8
         Arizona                  48            13
        Arkansas                   -            38
       California                 16           174
        Colorado                  38            52
       Connecticut                 -            33
        Delaware                  18             -
         Florida                 160           132
         Georgia                  53           140
         Hawaii                    -             4
          Idaho                    -            15
        Illinois                  90           105
         Indiana                   1           128
          Iowa                     -            33
         Kansas                   11            41
        Kentucky                   9            79
        Louisiana                 33            19
          Maine                    -             9
        Maryland                   -            85
      Massachusetts               28            23
        Michigan                  40           138
        Minnesota                 27            22
       Mississippi                20            36
        Missouri                  15            61
         Montana                   -            11
        Nebraska                   -            29
         Nevada                    -            33
      New Hampshire                -            16
       New Jersey                  2            62
       New Mexico                  -            22
        New York                   -           147
     North Carolina               56           108
      North Dakota                 -             6
          Ohio                   210           130
        Oklahoma                   -            39
         Oregon                   20            30
      Pennsylvania                62           125
      Rhode Island                 -             7
     South Carolina                -            72
      South Dakota                 -             9
        Tennessee                  -           136
          Texas                   95           150
          Utah                     -            28
         Vermont                   -             6
        Virginia                  54            92
       Washington                 43            11
      West Virginia               19            32
        Wisconsin                  -            44
         Wyoming                   -            11
  District of Columbia             -             6
                               -----         -----
                               1,168         2,830
                               -----         -----

                        International Wendy's
    Country/Territory           Company      Franchise

          Aruba                    -             2
         Bahamas                   -             3
         Canada                   96            81
     Cayman Islands                -             1
          China                                  1
   Dominican Republic              -             3
       El Salvador                 -             4
         Greece                    -             8
          Guam                     -             2
        Guatemala                  -             3
        Honduras                   -             5
        Hong Kong                  -             5
         Hungary                   -             1
         Iceland                   -             1
        Indonesia                  -            11
          Italy                    -             2
          Japan                    -            41
         Kuwait                    -             3
         Mexico                    -             7
       New Zealand                 -             5
          Oman                     -             2
       Philippines                 -            29
         Poland                    -             1
       Puerto Rico                 -            18
      Saudi Arabia                 -            17
       South Korea                 -            29
       Switzerland                 -             3
         Taiwan                    -            13
        Thailand                   -             4
         Turkey                    -             4
  United Arab Emirates             -             3
     United Kingdom                -             2
     Virgin Islands                -             3
                               -----         -----
                                  96           317
                               -----         -----


-------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

     On May 26, 1989, Jonathan Raven and Eli Shapiro, individually and purportedly on behalf of a putative class of other persons similarly situated, filed a complaint against the Company and others in the U.S. District Court for the Northern District of Illinois, Eastern Division. The complaint, insofar as it pertains to the Company, alleges violations of
     Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 of the Securities and Exchange Commission promulgated thereunder, and the common law. The plaintiffs claim to be investors in a limited partnership which was a franchisee of the Company. The partnership was formed in 1985 to purchase from the Company restaurants located in Washington and Oregon. The purchase was funded in part by the offering of limited partnership interests and revenue sensitive subordinated notes to the investors. The offering was concluded in 1986. The complaint seeks compensatory damages in the amount of $18 million, attorneys fees and rescission of the purchases of limited partnership interests and revenue sensitive subordinated notes sold in the offering. The Company obtained releases from 82% of the potential plaintiffs. The remaining potential plaintiffs have not been certified as a class. The case was transferred upon motion of the defendants to the U.S. District Court in Atlanta, Georgia. The defendants' motion to dismiss the federal claims was granted with prejudice on October 9, 1991. The defendants' motion to dismiss the state claim was granted without prejudice on the same day. The plaintiffs filed a motion for reinstatement of their Section 10(b), Rule 10b-5 and common law claims on February 14, 1992. That motion was granted on September 24, 1992. The defendants subsequently filed a motion to permit an interlocutory appeal and renewed their motion to dismiss the Section 10(b) and Rule 10b-5 claims for reasons the court had not yet considered. The defendants' motion to file an interlocutory appeal was granted and the parties have filed briefs with the 11th Circuit Court of Appeals on the question of whether the District Court's decision to reinstate the plaintiffs' claims was proper. The Company intends to defend the action vigorously and believes that it has meritorious defenses to the claims sought to be asserted and that the resolution of the action will not materially affect the Company's financial condition. This case was last referenced in the Company's Form 10-K for the year ended January 2, 1994.

     On April 12, 1994, Richard Johnson and 12 other individuals, individually and purportedly on behalf of a putative class of other persons similarly situated, filed a complaint against the Company and others in the U.S. District Court for the Northern District of Georgia. The complaint alleges that the Company has engaged in racial discrimination in violation of Title VII and 42 U.S.C. Section 1981. The plaintiffs further allege that the Company conspired with certain of its franchisees to deprive the plaintiffs and employees of such franchisees of their rights under 42 U.S.C. Section 1985. The plaintiffs seek judgment in an undetermined amount against the Company for punitive and compensatory damages (including benefits) as well as injunctive and equitable relief, including reinstatement of the plaintiffs to their former positions. Discovery is underway in this case. The Company intends to defend the action vigorously, and believes that it has meritorious defenses to the claims sought to be asserted and that the resolution of the action will not materially affect the Company's financial condition. This case was last referenced in the Company's Form 10-Q for the quarter ended April 3, 1994.

     On April 29, 1994, Mercy Health Services filed a complaint against the Company in the U.S. District Court for the Southern District of New York. The plaintiff, a shareholder of the Company, alleges that the Company wrongfully refused to include a shareholder resolution in the Company's notice of proxy and proxy statement for the May 2, 1994 Annual Meeting of Shareholders. The shareholder resolution requested the Board of Directors to adopt a policy making all company restaurants smoke-free by 1995, and requested that the policy include stipulations that, beginning in 1995, all new franchisees' facilities be smoke-free and all renewals of franchise agreements include smoke-free facilities in the agreements. The plaintiff seeks a declaration that the Company's failure to include the shareholder resolution in the proxy statement was unlawful, an injunction which would enjoin the Company from excluding the plaintiff's shareholder resolution from any future proxy statements when the resolution otherwise qualifies for inclusion under the applicable rules of the Securities and Exchange Commission, and an award for costs, expenses and attorneys fees. The Company filed a motion for judgment on the pleadings and the plaintiff filed a cross-motion for summary judgment. Both motions were denied by the District Court on November 29, 1994. Discovery is underway in this case. The Company intends to defend the action vigorously, and believes that it has meritorious defenses to this action and that an unfavorable judgment would not have a material impact upon the financial condition of the Company. This case was last referenced in the Company's Form 10-Q for the quarter ended April 3, 1994.

-------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

-------------------------------------------------------------------------------
EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                   AGE        POSITION WITH COMPANY                             OFFICER SINCE

R. David Thomas        62     Senior Chairman of the Board and Founder, Director       1969

James W. Near          56     Chairman of the Board, Director                          1986

Gordon F. Teter        51     President, Chief Executive Officer and
                              Chief Operating Officer, Director                        1987

John K. Casey          62     Vice Chairman and Chief Financial Officer, Director      1981

Ronald E. Musick       54     Executive Vice President, Director                       1986

Charles W. Rath        58     Executive Vice President                                 1987

George Condos          41     Executive Vice President                                 1982

John T. Schuessler     44     Executive Vice President                                 1983

John W. Wright         47     President - International Division                       1993

Raymond A. Serina      53     Senior Vice President                                    1990

Lawrence A. Laudick    47     Vice President, General Controller &                     1976
                              Assistant Secretary

Lawrence E. Schauf     49     Senior Vice President, General Counsel & Secretary       1987

Stephen D. Farrar      44     Senior Vice President                                    1984

John F. Brownley       52     Senior Vice President and Treasurer                      1981

Jack C. Whiting        45     Senior Vice President                                    1987

Robert G. Zoeller      50     Senior Vice President                                    1991

Brion G. Grube         43     Senior Vice President                                    1990

     No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer, except in the event of a change in control of the Company, as provided in the Company's Key Executive Agreements. The executive officers of the Company are appointed by the Board of Directors.

     With the exception of Messrs. Near, Teter, Casey, Musick, Condos, Schuessler, Wright, Serina, Schauf, Farrar, Whiting, Zoeller and Grube each of the above individuals has held the same principal occupation with the Company for at least the last five years.

     Mr. Near was President and Chief Operating Officer of Sisters International, Inc. from 1981 until 1986, when he assumed the position of President and Chief Operating Officer of the Company. He assumed the duties of Chief Executive Officer in 1989. Mr. Near became Chairman of the Board in 1991.

     Mr. Teter was President of Casa Lupita Restaurants and Executive Vice President of its parent company, Ponderosa, Inc., from 1985 to 1987. Mr. Teter became a Senior Vice President of the Company in 1987 and Executive Vice President in 1988. He was named President and Chief Operating Officer in 1991. Mr. Teter assumed the title of Chief Executive Officer in 1994.

     Mr. Casey was Senior Vice President of the Company from 1984 to 1987, at which time he became Executive Vice President. Mr. Casey became Executive Vice President - Finance and Administration in 1987. He assumed his current position in 1991.

     Mr. Musick was Senior Vice President, Secretary and Treasurer of Sisters International, Inc. from 1982 to 1987. Mr. Musick became a Senior Vice President of the Company in 1986. He assumed his current position in 1991.

     Mr. Condos joined the Company in 1977. In 1987, he was promoted from Vice President of Company Operations to Senior Vice President of Company Operations. In 1988, he was promoted to Senior Vice President of Wendy's Southwest Region. In 1992, he was named Executive Vice President of Development.

     Mr. Schuessler joined the Company in 1974. He served in Company Operations as Regional Vice President from 1983 to 1984, Zone Vice President from 1984 to 1986, and Division Vice President from 1986 until 1987, when he was promoted to Senior Vice President to the Northeast Region. As of February 20, 1995, Mr. Schuessler was promoted to Executive Vice President to U.S. Operations.

     Mr. Wright joined Wendy's in 1993 as President, International. He was with Pizza Hut, Inc. as Division Vice President from 1989 to 1993 and also with Pizza Hut, Inc. from 1981 to 1986 where he had successful international experience with their operations in Europe. From 1986 to 1989 Mr. Wright was National Vice President of Operations, East with Taco Bell.

     Mr. Serina was Vice President of Operations of Krystal Co. from 1986 to 1988. From 1988 to 1990, he was President and Chief Executive Officer of Self-Service Drive Thru, Inc. Mr. Serina joined the Company in 1990 as Vice President and was promoted in 1990 to Senior Vice President.

     Mr. Schauf joined the Company in 1987 as Vice President, General Counsel and Secretary. In 1991, he became Senior Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Schauf was affiliated with Pizza Hut, Inc.

     Mr. Farrar joined Wendy's in 1980 as Area Director. In 1982, he transferred from Company Operations to Franchise Operations. He became Regional Vice President in 1984. In 1988, he moved back to Company Operations as Division Vice President where he held that position until being named Senior Vice President to the Southwest Region in 1992.

     Mr. Whiting joined the Company in 1975. In 1982, he became Regional Director for the West Virginia Region and named Division Vice President in 1987. In 1992, he became Senior Vice President to the Midwest Region.

     Mr. Zoeller joined the Company in 1991 as Division Vice President of the Eastern Division. Prior to joining Wendy's, he was a Managing Partner for Tony Roma's, A Place for Ribs from 1989 to 1991. As of February 23, 1995, Mr. Zoeller was promoted to Senior Vice President to the Northeast Region.

     Mr. Grube joined Wendy's in 1990 as Division Vice President and was promoted to Senior Vice President - Canada in 1993. Before joining Wendy's, he was with Imperial Savings Association from 1988 to 1990. Prior to that time, Mr. Grube spent 12 years with Pizza Hut, Inc.

PART II
-------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Wendy's shares are traded on the New York, Boston, Cincinnati, Midwest, Pacific, and Philadelphia Stock Exchanges (trading symbol: WEN). Options in Wendy's shares are traded on the Pacific Stock Exchange.

     Market Price of Common Stock

     1994                 High       Low     Close
     ---------------------------------------------
     First Quarter     $18 3/8   $16 1/4   $17 1/8
     Second Quarter     18 1/2    15 1/2    15 3/4
     Third Quarter      16 1/2    14        14 1/2
     Fourth Quarter     15 3/4    13 1/4    14 3/8

     1993                 High       Low     Close
     ---------------------------------------------
     First Quarter     $14 1/4   $12 3/8   $13 1/2
     Second Quarter     15 1/8    12 7/8    14 1/2
     Third Quarter      15 1/2    13 3/8    15 1/2
     Fourth Quarter     17 3/8    15 1/8    17 3/8

     At March 6, 1995, the Company had approximately 57,000 shareholders of record.

     Dividends Declared Per Share

     Quarter              1994      1993
     -----------------------------------
     First                $.06      $.06
     Second                .06       .06
     Third                 .06       .06
     Fourth                .06       .06


-------------------------------------------------------------------------------
ITEM 6. SELECTED FINANCIAL DATA

                                                                             1994        1993       1992*        1991        1990
     OPERATIONS (IN MILLIONS)

     Systemwide sales                                                     $4,227.2     3,924.1     3,612.9     3,223.6     3,070.3
     Retail sales                                                         $1,256.2     1,198.8     1,123.9       962.8       922.2
     Revenues                                                             $1,397.9     1,320.1     1,238.5     1,059.7     1,010.9
     Company restaurant operating profit                                  $  194.0       173.7       154.6       125.2       115.5
     Income before income taxes                                           $  149.5       115.5       101.1        77.7        60.7
     Net income**                                                         $   97.2        79.3        64.7        51.3        39.3
     Capital expenditures                                                 $  141.5       116.6       119.6        69.4        41.7

     FINANCIAL POSITION (IN MILLIONS)
     Total assets                                                         $1,086.1       996.5       919.5       880.3       757.9
     Property and equipment, net                                          $  766.3       707.3       675.5       617.1       569.6
     Long-term obligations                                                $  144.9       200.6       233.7       239.6       168.1
     Shareholders' equity                                                 $  681.5       600.8       528.7       477.9       446.8

     PER SHARE DATA
     Net income - fully diluted**                                         $    .91         .76         .63         .52         .41
     Dividends                                                            $    .24         .24         .24         .24         .24
     Shareholders' equity                                                 $   6.70        5.96        5.35        4.91        4.61
     Market price at year-end                                             $  14.38       17.38       12.63        9.25        6.38

     *    Fiscal year 1992 includes 53 weeks.
     ** 1990 reflects a $696,000, $.01 per share extraordinary gain on early extinguishment of debt.

-------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS
     1994 OVERVIEW

          Fully diluted earnings per share increased 20% to a record $.91 for the year ending January 1, 1995, from $.76 in 1993. The company also reported record net income of $97.2 million for 1994, a 23% increase over the $79.3 million recorded for 1993.

          Systemwide restaurant sales, or sales from all company and franchised restaurants, reached $4.2 billion in 1994, the company's highest level ever. Company and franchised restaurants both attained record average net sales per restaurant. Average net sales per domestic company-operated restaurant increased to $1,001,000 in 1994, the first time the company achieved million dollar average sales per restaurant.

          Wendy's restaurant operating margin continued to show improvement, reaching 15.4% for 1994 versus 14.5% for 1993 and 13.8% for 1992. The margin has increased each year since 1989. This reflects the continuing emphasis on control of restaurant operating costs, expanding average sales per restaurant and, in 1994, favorable purchase prices of key food items.

          New restaurants opened systemwide totaled 298 in 1994, an increase of 47 more restaurants than the number opened in 1993, and the most restaurants opened in the last eight years. There were also 65 restaurants under construction at year-end. The company typically experiences higher average net sales in newly opened restaurants.

     RETAIL SALES
          Total company retail sales were $1.3 billion in 1994 compared with $1.2 billion in 1993, a 4.8% increase. This increase reflected a 2.4% increase in average domestic net restaurant sales and an additional 26 average domestic restaurants open.

          The improvement in average domestic net sales was a result of solid restaurant operations, effective marketing campaigns featuring both existing and new products, and a value menu strategy combined with the quality and variety of offerings. This improvement was tempered by the intense competition in the quick-service restaurant industry, and to a lesser extent adverse weather conditions at the start of the year. The average number of transactions increased approximately 1.2% in 1994 compared with a 4.2% increase in 1993. Domestic selling prices for the company remained unchanged for 1994 compared with a decrease of approximately .4% in 1993. Selling prices for 1994 remain below 1990 levels as the company continued to emphasize its value strategy.

          The following chart reflects average net sales per domestic restaurant for the last three years:

                       1994          1993      1992

     Company        $1,001,000     $978,000  $924,000
     Franchise      $  982,000     $960,000  $907,000
     Total domestic $  988,000     $966,000  $912,000

          Average net sales per domestic company restaurant for 1994 increased 2.4% over 1993 and 8.3% over 1992. As 1992 was a 53-week fiscal year, these amounts have been adjusted to a comparable 52-week year basis.

     RESTAURANT OPERATING COSTS AND EXPENSES
          Cost of sales declined to 58.3% of retail sales in 1994 from 58.9% in 1993. Domestic food costs as a percent of domestic retail sales decreased to 29.3% in 1994 from 30.2% in 1993. This reflects favorable purchase prices for key products such as beef, chicken, and produce.

          Domestic restaurant labor costs as a percent of domestic retail sales were 24.8% in 1994 compared with 24.5% in 1993. The higher percentage in 1994 reflects restaurant labor wage rate increases of approximately 4% partially offset by the 2.4% increase in average domestic net sales. In addition, selected markets increased restaurant management staffing levels to provide better customer service. The company controls labor hours by adherence to its labor guidelines.

          Total company restaurant operating costs were $330.5 million in 1994 versus $319.4 million in 1993, or 26.3% and 26.6% of retail sales in 1994 and 1993, respectively. Improvement as a percent of retail sales was seen in advertising, utilities, and insurance expenses.

     ROYALTIES
          Royalty income, before reserves, was $116.4 million for the year 1994 versus $106.3 million for 1993, a 9.4% increase. Reserves against royalties for the current year amounted to $2.8 million compared with $1.7 million for 1993.

          Average net sales per domestic franchise restaurant increased to $982,000 in 1994 from $960,000 in 1993, an increase of 2.3%. Royalties also increased from domestic and international franchise restaurant openings.

          Management reviews reserves on a regular basis and believes the company has adequate levels for royalty and other franchise-related receivables and contingencies. When the outlook changes for reserve levels established in prior years, they are modified accordingly and the impact is reflected in general and administrative expenses, as discussed below.

     OTHER REVENUES
          Pretax gains on restaurants sold to franchisees amounted to $11.6 million for 1994 compared with $8.1 million in 1993. The company sold 49 restaurants to franchisees during 1994 versus 86 restaurants in 1993. Certain dispositions have resulted in land and buildings being retained by the company and leased to franchisees. This source of rental income to the company increased $1.4 million over 1993 for a total of $11.6 million in rental income for 1994. In both years, franchisees exercised options to purchase real estate originally retained by the company and leased to the franchisee. In 1994, 32 properties were sold pursuant to options exercised by franchisees for a $2.4 million gain and in the prior year 17 properties were sold for a $780,000 gain.

          The company also has various write-offs and retirements of assets each year which reduce other revenues. These result from the continuing program of remodeling restaurants, monitoring restaurant performance for potential relocations or closings, and disposing of unnecessary assets. Such write-offs totaled $4.5 million in 1994 and $3.2 million in 1993, partly offsetting gains from franchising restaurants. Also, a reserve of $2.8 million was provided in 1993 for 12 underperforming restaurants which were closed in January 1994. This reflected amounts for lease buy outs, the write down of assets to realizable value, and other related expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES
          General and administrative expenses were $108.3 million or 7.7% of revenues for the year 1994 compared with $102.2 million or 7.7% for 1993. Salaries and related benefits, the largest component of general and administrative expenses, increased $6.2 million, primarily reflecting annual merit-based employee compensation increases and minimal administrative staff additions to support new restaurant development. Insurance expense declined $3.1 million in 1994 as the prior year included an additional $4.0 million accrual to reflect trends in year-end 1993's workers' compensation and general liability claims.

          As a result of continuing improvement in the financial strength of the franchise community, net reserve reversals reduced expenses by $2.1 million in 1994 and $2.2 million in 1993.

     INTEREST
          Net interest expense decreased in 1994 primarily as a result of lower interest expense of $18.7 million in 1994 compared with $21.6 million in 1993. This was due to the early retirement of $30 million of debt in late 1993. Interest income was lower at $8.8 million for 1994 versus $9.8 million for 1993 due to reduced earnings on short-term investments.

     INCOME TAXES
          The effective income tax rate for 1994 was 35% compared with 31.4% in 1993. In 1993, the company generated a Canadian tax benefit of $6.0 million. This was a result of regionalizing Canadian operations which produced overall administrative and operational efficiencies and more closely aligned the organization to domestic operations.

     COMPARISON OF 1993 TO 1992
          Net income for the year ended January 2, 1994, was $79.3 million, a 23% increase over the $64.7 million reported for 1992. Fully diluted earnings per share was $.76 in 1993 compared with $.63 for 1992.

          Total company retail sales increased 6.7% in 1993 to $1.2 billion compared with $1.1 billion in 1992. This increase reflected a 5.8% increase in average domestic net restaurant sales and an additional 32 average domestic restaurants open. Total retail sales for 1993 reflected one week's fewer sales as 1992 was a 53-week fiscal year.

          The improvement in average domestic net sales was a result of the company's emphasis on restaurant operations, highly effective marketing campaigns of both existing and new products, and the value menu strategy, such as Super Value Menu, Combo Meals, and Kids' Meals. The average number of transactions increased approximately 4.2% in 1993. Domestic selling prices for the company were down approximately .4% in 1993 following a 1.9% decrease in 1992.

          Total company cost of sales as a percent of retail sales decreased slightly to 58.9% in 1993 from 59.0% in 1992. Domestic food costs as a percent of domestic retail sales increased to 30.2% in 1993 from 29.7% in 1992. This reflected increases primarily in beef, chicken, and lettuce prices coinciding with reductions in selling prices.

          Domestic labor costs as a percent of domestic retail sales were 24.5% in 1993 compared with 24.9% in 1992. This improvement reflected efforts to adhere to the company's labor guidelines along with the impact from higher average domestic net restaurant sales offset by restaurant labor wage rate increases of approximately 2% in 1993.

          Total company restaurant operating costs were $319.4 million or 26.6% of retail sales for 1993. This compared with costs in 1992 of $306.4 million or 27.2% of retail sales. A significant portion of this percentage improvement resulted from the relatively fixed nature of some of the cost components, while average sales levels increased. In addition, group insurance and coupon expenses declined as a percent of sales.

          Royalty income, before reserves, was $106.3 million for the year ended January 2, 1994, and $97.6 million for the year ended January 3, 1993, or a 9.0% increase. Royalty reserves amounted to $1.7 million in 1993 compared with $1.2 million in 1992. Average net sales per domestic franchise restaurant increased to $960,000 in 1993 from $907,000 in 1992, an increase of 5.9% on a comparable 52-week year basis. The remainder of the increase reflected royalties from additional domestic and international franchise restaurants.

          Pretax gains on restaurant dispositions for 1993 amounted to $8.1 million compared with $7.7 million in 1992. There were 86 company restaurants sold to franchisees in 1993 versus 44 restaurants in 1992. Certain dispositions resulted in land and buildings being retained by the company and leased to franchisees. This provided a source of rental income to the company which increased $1.8 million over 1992 to $10.1 million.

          A reserve of $2.8 million was provided in the fourth quarter of 1993 to reflect lease buy outs, the write down of assets to realizable value, and other related expenses to close certain underperforming restaurants. Also, $30 million of debt was retired early resulting in $672,000 of redemption expenses.

          General and administrative expenses were approximately the same percent of revenues in both 1993 and 1992. In recognition of continuing improvement in the financial strength of the franchise community, net reserve reversals were $2.2 million in 1993 and 1992 reversals were $1.7 million. Insurance accruals were increased $4.0 million in 1993 to reflect trends in workers' compensation and general liability claims. Salaries and related benefits rose $7.9 million over 1992, primarily reflecting annual employee merit increases and minimal administrative staff additions to support new restaurant development.

          Net interest expense decreased in 1993 primarily reflecting lower interest expense. Interest income was $9.8 million in 1993 versus $10.1 million in 1992. Interest expense was $21.6 million in 1993 compared with $22.5 million in 1992. This primarily reflected a 52-week fiscal year in 1993 versus a 53-week fiscal year in 1992, and a reduction of expense on capitalized leases.

          The effective income tax rate for 1993 decreased to 31.4% from 36% in 1992. In 1993, the company regionalized its Canadian operations. This was intended to produce overall administrative and operational efficiencies and closely align the organization to domestic operations. In connection with this restructuring the company was able to generate Canadian tax benefits of $6.0 million.

     FINANCIAL POSITION
     OVERVIEW
          Total assets increased $89.6 million or 9.0% over 1993 primarily due to additions to property and equipment for restaurant development. Cost in excess of net assets acquired, net increased $6.5 million as a result of the acquisition of a franchise. Total cash and short-term investments amounted to $134.9 million at year-end 1994 compared with $112.3 million at year-end 1993. Return on average assets was 16.3% in 1994 compared with 14.3% in 1993, the fifth consecutive year this ratio increased.

          Long-term debt was reduced in 1994 as $50 million was reclassed to current portion debt for the 12 1/8% Notes which are due in April of 1995. This caused the long-term debt to equity ratio to drop to 21% for year-end 1994, compared with 33% at year-end 1993, and 44% at year-end 1992.

          Shareholders' equity per share reached $6.70 at January 1, 1995, an increase of 12.4%. At year-end 1994, shareholders' equity was equal to 63% of total assets. The company's return on average equity was 15.2% in 1994 compared with 14.2% in 1993. This is the eighth consecutive year return on average equity has increased.

          The following chart shows year-end reserve balances related to royalty receivables and other franchise-related receivables and contingencies by balance sheet category:

                                JANUARY 1,   JANUARY 2,
     (IN MILLIONS)                1995         1994
     Accounts receivable, net      $4.0        $5.2
     Notes receivable, net           .8          .4
     Other assets                   2.3         1.9
     Accrued expenses, other         .6          .8
                                   ----        ----
                                   $7.7        $8.3
                                   ----        ----

     CASH FLOW
          Cash provided by operating activities was $165.7 million in 1994, $146.7 million in 1993, and $120.5 million in 1992. Cash from operations exceeded capital expenditures by $24.2 million in 1994 and $30.1 million in 1993. Additionally in 1994, cash provided by operations exceeded the total of long-term obligations.

          Over the last three years, cash provided by operating activities was primarily used for capital expenditures, dividend payments, debt repayments, and acquisitions of franchised restaurants. During this time, the company acquired 88 restaurants and retired early over $31 million of higher rate debt and $33 million in convertible subordinated debentures. In April of 1995, the company will retire $50 million of 12 1/8% Notes.

          Cash proceeds of $21.1 million were realized in 1994 from the sale of company restaurants to franchisees, while $17.2 million was provided in 1993 and $12.9 million in 1992.

          The company invests excess cash in various short-term investments. Instruments with maturities exceeding three months are classified as short-term investments on the balance sheet. The company liquidated these investments in January 1995 in anticipation of the $50 million debt retirement and other potential cash requirements needed in early 1995. The company also invests a portion of excess cash in more liquid investments, included as cash equivalents on the balance sheet. These include state and municipal securities, Euro Time Deposits, and other securities, a portion of which are tax-exempt.

          During 1994, capital expenditures amounted to $142 million. New restaurant expenditures amounted to $74 million; $38 million was spent for improvements to existing restaurants; and $30 million was spent for other additions. Current plans are to open or have under construction about 400 new Wendy's restaurants in 1995, of which approximately 120 will be company-operated. Capital expenditures could total as much as $170 million in 1995. Cash provided by operating activities, cash and investments on hand, existing revolving credit agreements, and possible asset dispositions should enable the company to meet its financial requirements through 1995. If additional cash is needed for capital expenditures, future acquisitions of restaurants from franchisees, or for other corporate purposes, the company believes it would be able to obtain additional cash through existing revolving credit agreements, new revolving credit agreements which the company believes it could execute, or through the issuance of debt securities. In December 1994, the company filed a registration statement with the United States Securities and Exchange Commission for $200 million of debt securities which could be issued for the next two years if needed.

     INFLATION
          Financial statements determined on a historical cost basis may not accurately reflect all the effects of changing prices on an enterprise. Several factors tend to reduce the impact of inflation for the company. Inventories approximate current market prices, there is some ability to adjust prices, and liabilities are repaid with dollars of reduced purchasing power.

     INTERNATIONAL
          During 1994, the company focused on assessing and strengthening current international operations. Also, a strategic plan was developed to achieve future growth. For 1995 and beyond, the company will implement these strategies for profitable and rapid expansion. Wendy's intends to open or have under construction at least 100 international restaurants in 1995, and anticipates higher levels in succeeding years. Although international growth will come primarily through franchising, the company may enter into joint venture agreements and possibly open company-operated restaurants outside of Canada. On January 1, 1995, there were 413 Wendy's restaurants operating outside the United States and in 33 countries and territories. Of these, 177 were in Canada, with 96 being operated by the company.

          Canada is our largest international market, and like domestic markets, the restaurant industry is extremely competitive. The environment includes a difficult economy, adverse tax laws, and minimum wage increases. Nevertheless, 1994 was a very productive year as average net sales of company-operated restaurants increased 5.9% in local currency, following a 7.8% increase a year ago. Restaurant level profitability likewise improved once again. The regionalization of Canadian operations initiated at the end of 1993 was beneficial to the company both operationally and administratively in 1994. Combination units of Wendy's and Tim Hortons, a Canadian chain of bakery and coffee shops, has proved very successful and several more units are planned to be added in 1995.

     MANAGEMENT'S OUTLOOK
          The quick-service restaurant industry remains extremely competitive. The company will continue to adhere to the strategies developed in the past few years. The strategies of restaurant expansion and improvement of retail sales and restaurant profitability are key components to improved future performance. Statistics indicate that Wendy's is an underpenetrated concept relative to total market potential. Therefore, responsible system growth will accelerate in 1995, focusing on the markets with the best potential for sales and return on investment. Each proposed site must undergo an extensive operational and financial review before being approved. The company plans on opening or having under construction 120 new company-operated restaurants and 280 new franchised restaurants in 1995. The company's expansion will be accomplished by use of cash and investments on hand, cash provided by 1995 operations, existing revolving credit agreements, new revolving credit agreements which the company believes it could execute, possible asset dispositions, and possible borrowings.

          Retail sales increases along with improved restaurant profitability in existing restaurants are essential components to future growth. The company will continue to focus on restaurant cost control by use of company guidelines for food, labor, and other expenses. Continued emphasis on operational execution, new promotional and permanent menu items, local and national marketing to increase customer awareness, and restaurant remodels are all strategies aimed at growing system sales. Selling prices did not change in 1994, and any potential change in 1995 should be very modest.

          In cooperation with vendors, Wendy's closely monitors purchase prices while maintaining exacting quality standards for all products in each restaurant. To protect the customer, the company is committed to a program of ongoing food safety which includes quality suppliers, state-of-the-art testing, proper equipment, rigid adherence to operational procedures, and emphasis on sanitation and personal hygiene.

          Cost control of administrative overhead is monitored through the use of budgets for each corporate and field department. Actual expenses are monitored by comparison to the budget and to historical results. All additions to staffing must be justified based on the contribution to the company or franchise operations support, or to restaurant development.

          Wendy's will continue its strategy of acquiring restaurants from and selling restaurants to franchisees where prudent. Acquired restaurants, which may be underperforming, can be improved and then operated profitably by the company or sold to a qualified franchisee. Other restaurants may be acquired due to geographic or operational benefits to existing company-operated markets. Selling restaurants generates cash which is used for new development, acquisitions, and remodeling programs. During the last three years, the company purchased 88 franchised restaurants and sold 179 company-operated restaurants to franchisees. Underperforming restaurants, whether company or franchise operated, are monitored carefully and revitalized where economically possible or closed if necessary for the financial health of the system.

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

          Competition is extremely intense in the quick-service restaurant segment, particularly in the areas of marketing and pricing. In addition, numerous external factors can have a significant impact on the company's performance. Such factors could include product costs, the economy, consumer perception of food safety, the weather, changing consumer tastes, the labor supply, legal claims, the company's ability to obtain and finance real estate, and government initiatives such as minimum wage rates, taxes, and possible franchise legislation.

-------------------------------------------------------------------------------
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     WENDY'S INTERNATIONAL,  INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF INCOME

     Fifty-two weeks ended January 1, 1995, and January 2, 1994, and fifty-three weeks ended January 3, 1993

     (IN THOUSANDS, EXCEPT PER SHARE DATA)       1994         1993        1992
     Revenues
     Retail sales                          $1,256,192   $1,198,777  $1,123,868
     Royalties                                113,558      104,663      96,403
     Other                                     28,107       16,655      18,235
                                           ----------   ----------  ----------
                                            1,397,857    1,320,095   1,238,506
                                           ----------   ----------  ----------
     Costs and expenses
     Cost of sales                            731,691      705,671     662,892
     Company restaurant operating costs       330,480      319,367     306,356
     General and administrative expenses      108,254      102,161      94,068
     Depreciation and amortization of
        property and equipment                 68,070       65,655      61,686
     Interest, net                              9,891       11,706      12,414
                                           ----------   ----------  ----------
                                            1,248,386    1,204,560   1,137,416
                                           ----------   ----------  ----------
     INCOME BEFORE INCOME TAXES               149,471      115,535     101,090
     INCOME TAXES                              52,315       36,268      36,392
                                           ----------   ----------  ----------
     NET INCOME                            $   97,156   $   79,267  $   64,698
                                           ----------   ----------  ----------
                                           ----------   ----------  ----------
     PRIMARY EARNINGS PER SHARE                  $.93         $.77        $.64
                                                 ----         ----        ----
                                                 ----         ----        ----
     FULLY DILUTED EARNINGS PER SHARE            $.91         $.76        $.63
                                                 ----         ----        ----
                                                 ----         ----        ----
     DIVIDENDS PER SHARE                         $.24         $.24        $.24
                                                 ----         ----        ----
                                                 ----         ----        ----
     PRIMARY SHARES                           104,238      102,897     101,414
                                           ----------   ----------  ----------
     FULLY DILUTED SHARES                     112,368      111,245     109,650
                                           ----------   ----------  ----------

     THE ACCOMPANYING NOTES BEGINNING ON PAGE 19 ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

January 1, 1995, and January 2, 1994

(DOLLARS IN THOUSANDS)                                      1994         1993
ASSETS
CURRENT ASSETS
Cash and cash equivalents                             $  119,639   $   71,698
Short-term investments, at market                         15,292       40,647
Accounts receivable, net                                  28,015       27,381
Notes receivable, net                                      7,446        5,259
Deferred income taxes                                     13,067       12,244
Inventories and other                                     19,702       21,478
                                                      ----------   ----------
                                                         203,161      178,707
                                                      ----------   ----------
PROPERTY AND EQUIPMENT, AT COST
Land                                                     222,671      203,651
Buildings                                                359,503      329,023
Leasehold improvements                                   189,243      182,519
Restaurant equipment                                     335,474      289,242
Other equipment                                           53,265       65,197
Capital leases                                            63,531       64,148
                                                      ----------   ----------
                                                       1,223,687    1,133,780
Accumulated depreciation and amortization               (457,368)    (426,496)
                                                      ----------   ----------
                                                         766,319      707,284
                                                      ----------   ----------
COST IN EXCESS OF NET ASSETS ACQUIRED, NET                30,780       24,314
DEFERRED INCOME TAXES                                     16,142       15,250
OTHER ASSETS                                              69,690       70,931
                                                      ----------   ----------
                                                      $1,086,092   $  996,486
                                                      ----------   ----------
                                                      ----------   ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts and drafts payable                           $   69,845   $   68,735
Accrued expenses
Salaries and wages                                        22,173       16,288
Taxes                                                     15,248       14,935
Insurance                                                 26,037       21,345
Other                                                     11,409       11,160
Income taxes                                               1,683        2,896
Deferred income taxes                                      3,108        2,299
Current portion of long-term obligations                  57,674        5,611
                                                      ----------   ----------
                                                         207,177      143,269
                                                      ----------   ----------
LONG-TERM OBLIGATIONS
Term debt                                                104,842      156,741
Capital leases                                            40,018       43,892
                                                      ----------   ----------
                                                         144,860      200,633
                                                      ----------   ----------
DEFERRED INCOME TAXES                                     39,799       40,859
OTHER LONG-TERM LIABILITIES                               12,758       10,930
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, authorized: 250,000 shares
Common stock, $.10 stated value, authorized:
200,000,000 shares Issued: 101,787,000 and
100,823,000 shares, respectively                          10,179       10,082
Capital in excess of stated value                        171,004      161,238
Retained earnings                                        503,712      430,866
Translation adjustments                                      (19)       1,347
Pension liability adjustment                              (3,212)      (2,572)
                                                      ----------   ----------
                                                         681,664      600,961
Treasury stock at cost: 29,000 shares                       (166)        (166)
                                                      ----------   ----------
                                                         681,498      600,795
                                                      ----------   ----------
                                                      $1,086,092   $  996,486
                                                      ----------   ----------
                                                      ----------   ----------

THE ACCOMPANYING NOTES BEGINNING ON PAGE 19 ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

Fifty-two weeks ended January 1, 1995, and January 2, 1994, and fifty-three weeks ended January 3, 1993

(IN THOUSANDS)                                      1994       1993      1992
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $ 97,156   $ 79,267  $ 64,698
Adjustments to reconcile net income to
  net cash provided by operating activities
  Depreciation and amortization                   73,726     68,978    63,374
  Deferred income taxes                           (1,910)    (6,370)      (28)
  Net gain from restaurant dispositions          (11,588)    (8,140)   (7,681)
  Net loss on other asset dispositions             2,123      6,466     4,424
  Net reserves for receivables and other
    contingencies                                    667       (747)     (545)
  Loss on early extinguishment of debt                          672        23
  Changes in operating assets and
    liabilities net of effects of
    acquisitions and dispositions
    of restaurants
  Accounts and notes receivable                   (7,266)      (386)   (9,104)
  Inventories and other                            1,648     (4,478)   (1,801)
  Accounts and drafts payable and accrued
    expenses                                       6,434      8,580    (1,458)
  (Increase) decrease in other assets                (67)      (305)    2,463
  Income taxes                                    (1,214)    (4,356)    1,700
  Other changes, net                               6,002      7,495     4,412
                                              ----------  --------- ---------
  Net cash provided by operating activities      165,711    146,676   120,477
                                              ----------  --------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from restaurant dispositions             21,065     17,155    12,943
Proceeds from other asset dispositions            14,302      9,710     2,018
Capital expenditures                            (141,507)  (116,573) (119,567)
Acquisition of franchises                        (12,761)    (8,685)   (7,602)
Proceeds from (investment in) marketable
  securities                                      25,355     (6,387)  (19,002)
Other investing activities                        (1,414)    (2,107)   (3,242)
                                              ----------  --------- ---------
  Net cash used in investing activities          (94,960)  (106,887) (134,452)
                                              ----------  --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock             7,360     12,890     9,381
Principal payments on long-term obligations       (5,581)   (34,463)  (13,738)
Dividends paid                                   (24,310)   (23,826)   (23,523)
                                              ----------  --------- ---------
  Net cash used in financing activities          (22,531)   (45,399)   (27,880)
                                              ----------  --------- ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH             (279)      (104)     (210)
                                              ----------  --------- ---------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     47,941     (5,714)  (42,065)
                                              ----------  --------- ---------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                       71,698     77,412   119,477
                                              ----------  --------- ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $119,639   $ 71,698  $ 77,412
                                              ----------  --------- ---------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
Interest paid                                   $ 19,236   $ 21,874  $ 22,478
Interest received                                  8,335      8,832    10,106
Income taxes paid                                 52,937     41,517    32,092
Debt converted to common stock                                1,510
Capital lease obligations incurred                                      1,541
Acquisition of franchises
  Fair value of assets acquired, net            $ 15,859   $ 13,170  $  7,818
  Cash paid                                       12,761      8,685     7,602
                                              ----------  --------- ---------
  Liabilities assumed                           $  3,098   $  4,485  $    216
                                              ----------  --------- ---------

THE ACCOMPANYING NOTES BEGINNING ON PAGE 19 ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Fifty-two weeks ended January 1, 1995, and January 2, 1994, and fifty-three weeks ended January 3, 1993

(IN THOUSANDS)                                      1994       1993      1992
COMMON STOCK AT STATED VALUE
Balance at beginning of period                  $ 10,082   $  9,885  $  9,741
Exercise of options                                   97        188       144
Conversion of subordinated debentures                             9
                                              ----------  --------- ---------
Balance at end of period                          10,179     10,082     9,885
                                              ----------  --------- ---------
CAPITAL IN EXCESS OF STATED VALUE
Balance at beginning of period                   161,238    141,558   130,473
Exercise of options, including tax benefits        9,766     18,179    11,085
Conversion of subordinated debentures                         1,501
                                              ----------  --------- ---------
Balance at end of period                         171,004    161,238   141,558
                                              ----------  --------- ---------
RETAINED EARNINGS
Balance at beginning of period                   430,866    375,425   334,250
Net income                                        97,156     79,267    64,698
Dividends paid                                   (24,310)   (23,826)  (23,523)
                                              ----------  --------- ---------
Balance at end of period                         503,712    430,866   375,425
                                              ----------  --------- ---------
TRANSLATION ADJUSTMENTS                              (19)     1,347     2,072
                                              ----------  --------- ---------
PENSION LIABILITY ADJUSTMENT                      (3,212)    (2,572)     (119)
                                              ----------  --------- ---------
TREASURY STOCK AT COST                              (166)      (166)     (166)
                                              ----------  --------- ---------
SHAREHOLDERS' EQUITY                            $681,498   $600,795  $528,655
                                              ----------  --------- ---------
COMMON SHARES
Balance issued at beginning of period            100,823     98,855    97,410
Exercise of options                                  964      1,882     1,445
Conversion of subordinated debentures                            86
                                              ----------  --------- ---------
Balance issued at end of period                  101,787    100,823    98,855
                                              ----------  --------- ---------
TREASURY SHARES                                      (29)       (29)      (29)
                                              ----------  --------- ---------
COMMON SHARES ISSUED AND OUTSTANDING             101,758    100,794    98,826
                                              ----------  --------- ---------

THE ACCOMPANYING NOTES BEGINNING ON PAGE 19 ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

     WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     DESCRIPTION OF BUSINESS
          The company's principal business is the operation of quick-service restaurants serving high-quality food. At year-end 1994 the company and its franchise owners operated 4,411 of these restaurants under the name "Wendy's" in 50 states and in 33 other countries and territories.

     FISCAL YEAR
          The company's fiscal year ends on the Sunday nearest to December 31. The 1994 and 1993 fiscal years consisted of 52 weeks and the 1992 fiscal year consisted of 53 weeks.

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

     COST IN EXCESS OF NET ASSETS ACQUIRED
          The cost in excess of net assets acquired is amortized on the straight-line method over periods ranging from ten to 40 years which, for leased restaurants, include the original lease period plus renewal options, if applicable. The company periodically reviews goodwill and, based upon undiscounted cash flows, impairments will be recognized when a permanent decline in value has occurred. Accumulated amortization of cost in excess of net assets acquired was $14.8 million and $13.2 million at January 1, 1995, and January 2, 1994, respectively.

     PRE-OPENING COSTS
          The company capitalizes certain operating costs which are incurred prior to the opening of a new restaurant. These costs are amortized over a one-year period.

     CAPITALIZED SOFTWARE DEVELOPMENT COSTS
          The company capitalizes internally developed software costs which are amortized over a seven-year period.

     FRANCHISE OPERATIONS
          The company grants franchises to independent operators who in turn pay technical assistance fees, royalties, and in some cases, rents for each restaurant opened. A technical assistance fee is recorded as income when each restaurant commences operations. Royalties, four percent of monthly net sales, are recognized as income on the accrual basis. The company has established reserves related to the collection of franchise royalties and other franchise-related receivables and commitments (see Note 8). Included in other assets is the long-term portion of notes receivable amounting to $31.0 million and $29.7 million at January 1, 1995, and January 2, 1994, respectively. The carrying amount of notes receivable currently approximates fair value.

          Franchise owners receive assistance in such areas as real estate site selection, construction consulting, purchasing, and marketing from company personnel who also furnish these services to company-operated restaurants. Franchise expenses are included in general and administrative expenses.

     FOREIGN OPERATIONS
          At January 1, 1995, the company and its franchise owners operated 177 restaurants in Canada. Additionally, 236 restaurants were operated by franchise owners in other foreign countries and territories.

     NET INCOME PER SHARE
          Primary earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents during each period. Fully diluted computations assume full conversion of the subordinated debentures into common shares, when dilutive, and the elimination of related expenses, net of income taxes.

     2. TERM DEBT
          Term debt at each year-end consisted of the following:

     (IN THOUSANDS)                                          1994       1993
     Notes, unsecured, and Mortgages Payable with a
       weighted average interest rate of 8.6%, due in
       installments through 2004                         $  5,465   $  5,639
     Industrial Development
       Revenue Bonds, with a
       weighted average interest
       rate of 8.7%, due in
       installments through 2002                            1,624      1,980
     12 1/8% Notes, due April 1, 1995                      49,995     49,977
     7% Convertible
       Subordinated Debentures,
       due April 1, 2006                                  100,000    100,000
                                                        ---------   --------
                                                          157,084    157,596
     Current portion                                      (52,242)      (855)
                                                        ---------   --------
                                                         $104,842   $156,741
                                                        ---------   --------
                                                        ---------   --------

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

          The company purchased $28.6 million and $8.3 million of debt in 1993 and 1992, respectively. These purchases resulted in losses of $672,000 and $23,000 in 1993 and 1992, respectively.

          Based on quoted market prices for the convertible subordinated debentures and future cash flows for all other term debt, the fair value of total term debt was approximately $185 million at January 1, 1995, and $214 million at January 2, 1994.

          The combined aggregate amounts of future maturities for all term debt are as follows:

     (IN THOUSANDS)
     1995           $ 52,242
     1996                541
     1997                422
     1998                282
     1999                228
     Later years     103,369
                    --------
                    $157,084
                    --------

          Subsequent to year-end, the company expanded its contractual lines of credit and currently has approximately $100 million from various financial institutions, generally at their respective prime rates.

          Net interest expense for each year consisted of the following:

     (IN THOUSANDS)              1994      1993       1992
     Total interest charges   $18,720   $21,554   $ 22,511
     Interest income           (8,829)   (9,848)   (10,097)
                              -------   -------   --------
                              $ 9,891   $11,706   $ 12,414
                              -------   -------   --------

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

          At each year-end capital leases consisted of the following:

     (IN THOUSANDS)                1994           1993
     Buildings                 $ 63,531       $ 64,148
     Accumulated amortization   (31,764)       (29,972)
                               --------       --------
                               $ 31,767       $ 34,176
                               --------       --------

          At January 1, 1995, future minimum lease payments for all leases, and the present value of the net minimum lease payments for capital leases, were as follows:

                                             Capital   Operating
     (IN THOUSANDS)                           Leases      Leases
     1995                                   $  9,965    $ 24,670
     1996                                      9,858      23,744
     1997                                      9,442      22,510
     1998                                      8,553      21,333
     1999                                      6,809      18,437
     Later years                              25,280      88,801
                                            --------    --------
     Total minimum lease payments             69,907    $199,495
                                                        --------
     Amount representing interest            (24,457)
                                            --------
     Present value of net minimum lease
       payments                               45,450
     Current portion                          (5,432)
                                            --------
                                            $ 40,018
                                            --------

          Total minimum lease payments have not been reduced by minimum sublease rentals of $1.1 million under capital leases, and $23.9 million under operating leases due in the future under noncancelable subleases.

          Rent expense for each year is included in company restaurant operating costs and amounted to:

     (IN THOUSANDS)       1994      1993      1992
     Minimum rents     $28,510   $28,425   $28,346
     Contingent rents    7,035     7,238     6,544
     Sublease rents     (3,224)   (3,256)   (3,283)
                       -------   -------  --------
                       $32,321   $32,407   $31,607
                       -------   -------  --------

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

          At each year-end the net investment in financing leases receivable, included in other assets, consisted of the following:

     (IN THOUSANDS)                      1994        1993
     Total minimum lease receipts    $ 36,315    $ 45,548
     Estimated residual value           4,542       4,662
     Amount representing
       unearned interest              (19,659)    (25,806)
     Current portion, included
       in accounts receivable            (927)       (911)
                                     --------    --------
                                     $ 20,271    $ 23,493
                                     --------    --------

          At each year-end assets leased under operating leases consisted of the following:

     (In thousands)                  1994        1993
     Land                        $ 54,230    $ 52,063
     Building                      83,130      81,060
     Equipment                     15,911      16,288
                                 --------    --------
                                  153,271     149,411
     Accumulated amortization     (43,685)    (41,090)
                                 --------    --------
                                 $109,586    $108,321
                                 --------    --------

          At January 1, 1995, future minimum lease receipts were as follows:

                       Financing  Operating
     (IN THOUSANDS)       Leases     Leases
     1995                $ 3,008    $ 2,934
     1996                  2,984      2,948
     1997                  3,003      2,656
     1998                  2,990      2,602
     1999                  2,866      2,398
     Later years          21,464     13,697
                        --------   --------
                         $36,315    $27,235
                        --------   --------

          Net rental income for each year is included in other revenues and amounted to:

     (IN THOUSANDS)         1994       1993      1992
     Minimum rents       $ 1,868    $ 1,860    $1,182
     Contingent rents      9,685      8,255     7,180
                         -------    -------   -------
                         $11,553    $10,115    $8,362
                         -------    -------   -------

     4.  INCOME TAXES
          The provision for income taxes for each year consisted of the following:

     (IN THOUSANDS)       1994      1993      1992
     Current
     Federal           $49,802   $39,512   $32,239
     State and local     4,403     3,126     4,181
     Foreign                20
                       -------   -------   -------
                        54,225    42,638    36,420
                       -------   -------   -------
     Deferred
     Federal            (1,418)     (243)      (24)
     State and local      (213)     (127)       (4)
     Foreign              (279)   (6,000)
                       -------   -------   -------
                        (1,910)   (6,370)      (28)
                       -------   -------   -------
                       $52,315   $36,268   $36,392
                       -------   -------   -------

          In the first quarter of 1993, the company adopted Financial Accounting Standard Number 109 (SFAS 109) - "Accounting for Income Taxes". Under SFAS No. 109, like Financial Accounting Standard Number 96 (SFAS 96) - "Accounting for Income Taxes" which the company adopted in 1989, deferred income taxes are recognized by employing the liability method. The company elected not to restate prior years' financial statements under the provisions of SFAS No. 109 and has determined that the cumulative effect of the implementation was not significant.

          The temporary differences which give rise to deferred tax assets and liabilities at each year-end consisted of the following:

     (IN THOUSANDS)                           1994        1993
     Deferred tax assets
     Lease transactions                    $ 4,285     $ 4,410
     Reserves not currently deductible      12,468      12,116
     Foreign operations                     12,946      14,040
     All other                               6,654       4,951
                                           -------     -------
                                            36,353      35,517
     Valuation allowance                    (7,144)     (8,023)
                                           -------     -------
                                           $29,209     $27,494
                                           -------     -------
     Deferred tax liabilities
     Lease transactions                    $ 8,128     $ 9,345
     Depreciation                           29,356      27,904
     All other                               5,423       5,909
                                           -------     -------
                                           $42,907     $43,158
                                           -------     -------

          A deferred tax asset for foreign operations was established, upon the adoption of SFAS 109, for excess capital allowances and net operating loss carryovers which are related to a Canadian subsidiary. This deferred tax asset was largely offset by a valuation allowance. As a result of the regionalization and legal entity restructuring of Canadian operations, the company reduced the valuation allowance by $279,000 and $6.0 million in 1994 and 1993, respectively, primarily due to the realization of Canadian tax benefits.

          A reconciliation of the statutory U.S. Federal income tax rate of 35% in 1994 and 1993 and 34% in 1992 to the company's effective tax rate for each year is shown below:

     (IN THOUSANDS)                           1994      1993      1992
     Income taxes at
       statutory rate                      $52,315   $40,437   $34,371
     Effect of foreign operations           (1,112)      720     1,305
     State and local taxes, net
       of federal benefit                    2,737     1,949     2,757
     Canadian restructuring benefit           (279)   (6,000)
     Jobs and other tax credits               (722)     (456)   (1,785)
     Tax-exempt interest                      (616)     (537)     (756)
     Goodwill amortization                     407       526       388
     Other                                    (415)     (371)      112
                                          --------   -------   -------
     Income taxes at  effective rate       $52,315   $36,268   $36,392
                                          --------   -------   -------

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

          The options have a term of ten years from the grant date and become exercisable in installments of 25 percent on each of the first four anniversaries of the grant date. On August 9, 1994, August 5, 1993, and July 30, 1992, approximately 865,000 options, 860,000 options, and 950,000 options were granted to eligible employees at an exercise price of $15.38 per share, $14.38 per share, and $11.69 per share, respectively.

          In addition, the Board of Directors also adopted the 1990 Stock Option Plan (1990 Plan) on August 2, 1990, and amended the 1990 Plan on August 1, 1991, and February 23, 1994. An aggregate of 12.5 million common shares of the company have been reserved for issuance to key employees and outside directors under the 1990 Plan, as amended. On August 9, 1994, August 5, 1993, and July 30, 1992, approximately 1.3 million options, 1.1 million options, and 1.0 million options were granted to key employees at an exercise price of $15.38 per share, $14.38 per share, and $11.69 per share, respectively.

          The following is a summary of stock option activity for the last three years:

                                    Shares Under   Option Price
     (SHARES IN THOUSANDS)             Option        Per Share
     Balance at December 29, 1991       8,797     $ 4.06-$10.44
     Granted                            2,038      11.69- 13.69
     Exercised                         (1,445)      5.13-  9.87
     Cancelled                           (498)
                                       ------     -------------
     Balance at January 3, 1993         8,892       4.06- 13.69
     Granted                            2,091      12.56- 16.44
     Exercised                         (1,882)      4.13- 12.56
     Cancelled                           (560)
                                       ------     -------------
     Balance at January 2, 1994         8,541       4.06- 16.44
     Granted                            2,500      14.38- 18.06
     Exercised                           (964)      4.06- 14.38
     Cancelled                           (423)
                                       ------     -------------
     Balance at January 1, 1995         9,654     $ 5.13-$18.06
                                       ------     -------------

          Options exercisable to purchase common shares totaled 4.6 million, 3.1 million, and 2.7 million at January 1, 1995, January 2, 1994, and January 3, 1993, respectively. Shares reserved under the plans at each year-end were 14.1 million in 1994, 10.5 million in 1993, and 12.4 million in 1992.

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

     6. ACQUISITIONS
          During 1994, the company acquired 29 restaurants in the Kansas City market for cash of $10.5 million and the assumption of certain liabilities. The company acquired four other domestic restaurants from franchisees for $2.3 million during 1994.

          In 1993 and 1992, the company acquired 33 domestic restaurants and 13 domestic and nine Canadian restaurants for a total of $8.7 million and $7.6 million, respectively.

     7. DISPOSITIONS
          In 1994, the company franchised 49 domestic restaurants. The company franchised 86 domestic restaurants and 42 domestic and two Canadian restaurants in 1993 and 1992, respectively. These transactions resulted in pretax gains of approximately $11.6 million, $8.1 million, and $7.7 million in 1994, 1993, and 1992, respectively, and are included in other revenues.

          Notes receivable related to dispositions were $25.9 million at January 1, 1995, and $23.0 million at January 2, 1994, and are included in notes receivable and other assets.

     8. COMMITMENTS AND CONTINGENCIES
          At January 1, 1995, and January 2, 1994, the company's reserves established for doubtful royalty receivables were $4.2 million and $5.3 million, respectively. Reserves related to possible losses on notes receivable, real estate, guarantees, claims, and contingencies involving franchisees totaled $3.5 million at January 1, 1995, and $3.0 million at January 2, 1994. These reserves are included in accounts receivable, notes receivable, other assets, and other accrued expenses.

          The company has guaranteed certain leases and debt payments of franchise owners with average annual obligations of $9.2 million over the next five years. In the event of default by a franchise owner, the company generally retains the right to acquire possession of the related restaurants.

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

          The company has entered into long-term purchase agreements with some of its suppliers.The range of prices and volume of purchases under the agreements may vary according to the company's demand for the products and fluctuations in market rates.

          The company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business; many of these are covered by insurance. It is the opinion of the company that such matters will not materially affect the company's financial condition or earnings.

     9. RETIREMENT PLANS
          The company's retirement program covers substantially all full-time employees qualified as to age and service. The program includes a contributory defined benefit pension plan and a defined contribution plan for management and administrative employees. The defined benefit pension plan allows for employee contributions and provides a matching benefit from the company in addition to a basic benefit which is independent of employee contributions. The pension plan also provides for a guaranteed rate of return on employee account balances. The defined contribution plan provides for an annual discretionary contribution which is determined each year by the Board of Directors. In addition, the retirement program includes a noncontributory defined benefit pension plan for all eligible crew employees and shift managers of the company.

          The company also has supplemental retirement plans for certain key employees to replace benefits otherwise not available from the pension and profit sharing plans due to the limitations imposed under the Internal Revenue Code and to assure that projected benefit levels were not decreased by the changes to the retirement program which were implemented January 1, 1989.

          The funded status of the pension plans for each year-end consisted of the following:

     (IN THOUSANDS)                           1994         1993
     Accumulated benefit obligation:
     Vested                               $(27,537)    $(26,387)
     Nonvested                             $(2,978)     $(3,408)
     Projected benefit obligation         $(32,700)    $(32,731)
     Fair value of plan assets              29,822       28,097
     Unrecognized net transition asset        (384)        (576)
     Unrecognized net loss                   8,047        7,677
     Unrecognized prior service costs          189          708
     Minimum pension adjustment             (5,390)      (4,873)
                                         ---------    ---------
     Pension liability                    $   (416)    $ (1,698)
                                         ---------    ---------

          In determining the present value of benefit obligations, discount rates of 8.0% and 7.0% were used in 1994 and 1993, respectively. The net effect of changes in actuarial assumptions resulted in a $1.0 million reduction of pension expense for 1992. The expected long-term rate of return on assets used was 8.5% in 1994 and 1993. The assumed rate of increase in compensation levels was 8.0% for 1994 and 1993. Plan assets as of January 1, 1995, consisted of debt and equity instruments and cash and cash equivalents.

          Net periodic pension cost for each year consisted of the following:

     (IN THOUSANDS)                      1994      1993      1992
     Service cost                     $ 3,761   $ 3,326    $2,935
     Interest cost on projected
       benefit obligation               2,432     2,165     1,672
     Return on plan assets                564    (1,607)     (939)
     Net amortization                  (3,139)     (142)     (442)
                                      -------   -------   -------
                                      $ 3,618   $ 3,742    $3,226
                                      -------   -------   -------

          The company provided for profit sharing and supplemental retirement benefits of $2.8 million, $2.3 million, and $1.9 million for 1994, 1993, and 1992, respectively.

          A minimum pension liability equal to the excess of the accumulated benefit obligation over the fair value of plan assets and liabilities already accrued is reflected in the balance sheet by recording an intangible asset and reducing shareholders' equity.

          The company has an agreement with the Chairman of the Board which provides for severance pay and commencement of retirement benefits if he terminates employment for any reason. Upon termination the agreement requires the executive to be available for consultation and prohibits him from competing against the company for a two-year period. The agreement also provides that the company may require him to return to active employment for up to 12 months under certain circumstances. Retirement by the executive in 1995 would result in an expense charge of approximately $3.1 million.

     10. WENDY'S NATIONAL ADVERTISING PROGRAM
          The Wendy's National Advertising Program, Inc. (WNAP) is a not-for-profit corporation which was established to collect and administer funds contributed by the company and all domestic franchise owners. These contributions total 2% of net sales and are used for advertising programs designed to increase sales and enhance the reputation of the company and its franchise owners. For 1995, 1994, and 1993, the domestic system agreed to increase national advertising spending from 2% to 2.5% of net sales. During 1994, 1993, and 1992, the company contributed $29.0 million, $27.7 million, and $20.7 million, respectively, to WNAP. These contributions were recognized in company restaurant operating costs. At January 1, 1995, and January 2, 1994, the company's payable to WNAP amounted to $2.2 million and $2.1 million, respectively.

     11. QUARTERLY FINANCIAL DATA (UNAUDITED)
          The following is a summary of selected quarterly financial data:

Quarter                                            First              Second               Third               Fourth
(IN THOUSANDS EXCEPT PER SHARE DATA)          1994      1993      1994      1993      1994      1993      1994      1993
Revenues                                  $319,790  $310,371  $367,204  $345,160  $359,350  $338,890  $351,513  $325,674
Company restaurant
  operating profit                          37,968    35,840    54,698    47,156    52,366    46,169    48,989    44,574
Net income                                  12,486     9,839    33,348    27,352    29,764    24,484    21,558    17,592
Primary earnings per share                     .12       .10       .32       .27       .29       .24       .21       .17
Fully diluted earnings per share               .12       .10       .31       .26       .28       .23       .20       .17

-------------------------------------------------------------------------------
ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.

PART III
-------------------------------------------------------------------------------
ITEMS 10, 11, 12, AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by these Items, other than the information set forth following Item 4 under "Executive Officers of the Registrant", is omitted and incorporated herein by reference from the Company's Definitive Proxy Statement dated March 8, 1995. However, no information set forth in the Definitive Proxy Statement regarding the Report of the Compensation Committee on Executive Compensation (pages 10-16) or the performance graph (pages 16-17) shall be deemed incorporated by reference into this Form 10-K.

PART IV
-------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report - See Index to Consolidated Financial Statements and Schedules.

          (3)  Listing of Exhibits - See Index to Exhibits.

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

               Agreement between the Company and Mr. Teter.

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

     (b) No reports on Form 8-K were filed during the quarter ended January 1, 1995.

     (c)  Exhibits filed with this report are attached hereto.

     (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report - See Index to Consolidated Financial Statements and Schedules.

-------------------------------------------------------------------------------
SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Wendy's International, Inc.

                              By   /s/ JOHN K. CASEY   3/30/95
                              --------------------------------
                                   John K.  Casey
                                   Vice Chairman and
                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R. DAVID THOMAS*         3/30/95    /s/ JAMES W. NEAR*            3/30/95
------------------------------------    -------------------------------------
R. David Thomas, Senior                 James W. Near, Chairman of the
Chairman of the Board and               Board, Director
Founder, Director

/s/ JOHN K. CASEY            3/30/95    /s/ GORDON F. TETER*          3/30/95
------------------------------------    -------------------------------------
John K. Casey, Vice Chairman            Gordon F. Teter, President,
and Chief Financial Officer,            Chief Executive Officer and
Director                                Chief Operating Officer, Director

/s/ RONALD E. MUSICK*        3/30/95    /s/ LAWRENCE A. LAUDICK*      3/30/95
------------------------------------    -------------------------------------
Ronald E. Musick, Executive Vice        Lawrence A. Laudick,Vice
President, Director                     President, General Controller
                                        and Assistant Secretary

/s/ W. CLAY HAMNER*          3/30/95    /s/ ERNEST S. HAYECK*         3/20/95
------------------------------------    -------------------------------------
W. Clay Hamner, Director                Ernest S. Hayeck, Director

/s/ JANET HILL*              3/30/95    THOMAS F. KELLER*             3/30/95
------------------------------------    -------------------------------------
Janet Hill, Director                    Thomas F. Keller, Director

/s/ FIELDEN B. NUTTER, SR.*  3/18/95    /s/ JAMES V. PICKETT*         3/21/95
------------------------------------    -------------------------------------
Fielden B. Nutter, Sr., Director        James V. Pickett, Director

/s/ FREDERICK R. REED*       3/21/95    /s/ THEKLA R. SHACKELFORD*    3/30/95
------------------------------------    -------------------------------------
Frederick R. Reed, Director             Thekla R. Shackelford, Director

                                        *By /s/ JOHN K. CASEY         3/30/95
                                        -------------------------------------
                                             John K.  Casey
                                             Attorney-in-Fact

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
-------------------------------------------------------------------------------
ITEM 14 (a) (1) AND (2)

     The following Consolidated Financial Statements of Wendy's International, Inc. and Subsidiaries are included in Item 14(a).

     Consolidated Statement of Income - Years ended January 1, 1995, January 2, 1994, and January 3, 1993.

     Consolidated Balance Sheet - January 1, 1995, and January 2, 1994.

     Consolidated Statement of Cash Flows - Years ended January 1, 1995, January 2, 1994, and January 3, 1993.

     Consolidated Statement of Shareholders' Equity - Years ended January 1, 1995, January 2, 1994, and January 3, 1993.

     Notes to the Consolidated Financial Statements.

     The following Consolidated Financial Statement Schedule of Wendy's International, Inc. and Subsidiaries is included in Item 14(d):

          II - Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information has been disclosed elsewhere.

REPORT OF INDEPENDENT ACCOUNTANTS
-------------------------------------------------------------------------------
TO THE SHAREHOLDERS OF
WENDY'S INTERNATIONAL, INC.

     We have audited the consolidated financial statements and financial statement schedule of Wendy's International, Inc. and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wendy's International, Inc. and Subsidiaries as of January 1, 1995, and January 2, 1994, and the consolidated results of their operations and their cash flows for the years ended January 1, 1995, January 2, 1994, and January 3, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     Columbus, Ohio                          COOPERS & LYBRAND L.L.P.
     February 23, 1995

-------------------------------------------------------------------------------
CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the Registration Statements of Wendy's International, Inc. and Subsidiaries on Form S-3 (File Nos. 33-39525 and 33-57101), and Form S-8 (File Nos. 2-67253, 2-98696, 33-18177,
     2-82823, 33-36602, 33-36603, and 33-57913) of our report dated February 23,
     1995 on our audits of the consolidated financial statements and financial statement schedule of Wendy's International, Inc. and Subsidiaries as of January 1, 1995, and January 2, 1994, and for the years ended January 1, 1995, January 2, 1994, and January 3,1993, which report is included in this Annual Report on Form 10-K.

     Columbus, Ohio                          COOPERS & LYBRAND L.L.P.
     March 30, 1995

-------------------------------------------------------------------------------
WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

                                                BALANCE AT   CHARGED (CREDITED)                        BALANCE AT
                                                BEGINNING       TO COSTS &            ADDITIONS          END OF
       CLASSIFICATION                             OF YEAR        EXPENSES           (DEDUCTIONS)          YEAR
     Fiscal year ended January 1, 1995:
       Reserve for royalty receivables             $ 5,273         $  (331)           $  (770) (a)       $ 4,172
       Reserve for possible franchise-
         related losses & contingencies              3,015             998               (487) (a)         3,526
                                                  --------         -------            -------            -------
                                                   $ 8,288          $  667            $(1,257)           $ 7,698
                                                  --------         -------            -------            -------
     Fiscal year ended January 2, 1994:
       Reserve for royalty receivables             $ 6,418          $  881            $(2,026) (a)       $ 5,273
       Reserve for possible franchise-
         related losses & contingencies              4,030          (1,628)               613  (a)         3,015
                                                  --------         -------            -------            -------
                                                   $10,448         $  (747)           $(1,413)           $ 8,288
                                                  --------         -------            -------            -------
     Fiscal year ended January 3, 1993:
       Reserve for royalty receivables             $ 7,044          $  250            $  (876) (a)       $ 6,418
       Reserve for possible franchise-
         related losses & contingencies              5,673            (795)              (848) (a)         4,030
       Reserve for realignment                         394                               (394) (b)
                                                  --------         -------            -------            -------
                                                   $13,111         $  (545)           $(2,118)           $10,448
                                                  --------         -------            -------            -------
                                                  --------         -------            -------            -------

     (a) Primarily represents reserves written off or reversed or transferred due to the resolution of certain franchise situations.

     (b)  Realignment activity for the year.

     Year-end balances are reflected in the Consolidated Balance Sheets as follows:

                                            JANUARY 1,  JANUARY 2,  JANUARY 3,
                                                  1995        1994        1993
     Deducted from accounts receivable         $ 4,026     $ 5,180     $ 6,125
     Deducted from notes receivable                755         452       1,099
     Deducted from other assets                  2,273       1,881       2,769
     Included in accrued expenses - other          644         775         455
                                            ----------   ---------   ---------
                                               $ 7,698     $ 8,288     $10,448
                                            ----------   ---------   ---------

-------------------------------------------------------------------------------
WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

     EXHIBIT    DESCRIPTION                                      PAGE NO.
      3(a)      Articles of Incorporation, as amended to         Incorporated herein by reference from
                date                                             Exhibit 3(a) of Form 10-K for the year
                                                                 ended January 3, 1993.
       (b)      New Regulations, as amended                      Incorporated herein by reference from
                                                                 Exhibit 3(b) of Form 10-K for the year
                                                                 ended January 3, 1993.
      *4(a)     Indenture between the Company and                Incorporated herein by reference from
                The Huntington National Bank pertaining          Form S-3 Registration Statement, File No.
                to 7% convertible subordinated debentures        33-39525.
                due 2006
       (b)      Preferred Stock Purchase Rights Agreement        Incorporated herein by reference from
                between the Company and Morgan                   Form 8-A Registration Statement, File
                Shareholder Services Trust Company               No. 1-8116.
      10(a)     Sample Key Executive Agreement between           Incorporated herein by reference from
                the Company and Messrs. Thomas and               Exhibit 10(a) of Form 10-K for the year
                Near. The Employment Term is ten years           ended January 3, 1993.
                for Mr. Thomas and five years for Mr. Near
       (b)      Sample New Key Executive Agreement               Incorporated herein by reference from
                between the Company and Messrs.                  Exhibit 10(b) of Form 10-K for the year
                Brownley, Condos, Laudick, Ourant,               ended January 3, 1993.
                Rath, Schauf, Teter, and Wright
       (c)      Sample New Key Executive Agreement               Incorporated herein by reference from
                between the Company and Messrs. Casey            Exhibit 10(c) of Form 10-K for the year
                and Musick                                       ended January 3, 1993.
       (d)      Sample Separation and Consulting                 Incorporated herein by reference from
                Agreement between the Company and                Exhibit 10(d) of Form 10-K for the year
                Mr. Near                                         ended January 3, 1993.
       (e)      Agreement between the Company                    32-36
                and Mr. Teter
       (f)      Senior Executive Earnings                        Incorporated herein by reference from the
                Maximization Plan                                Company's Definitive Proxy Statement,
                                                                 dated March 11, 1994.
       (g)      Description of Earnings Maximization Plan        Incorporated herein by reference from
                                                                 Exhibit 10(f) of Form 10-K for the year
                                                                 ended January 3, 1993.
       (h)      Description of Management Incentive Plan         Incorporated herein by reference from
                                                                 Exhibit 10(g) of Form 10-K for the year
                                                                 ended January 3, 1993.
       (i)      Supplemental Executive Retirement Plan,          Incorporated herein by reference from
                as amended                                       Exhibit 10(h) of Form 10-K for the year
                                                                 ended January 3, 1993.
       (j)      1978 Non-Qualified Stock Option Plan,            Incorporated herein by reference from
                as amended                                       the Company's Definitive Proxy
                                                                 Statement, dated March 11, 1994.

* Neither the Company nor its subsidiaries are party to any other instrument with respect to long-term debt for which securities authorized thereunder exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.

       (k)      1982 Stock Option Plan, as amended               Incorporated herein by reference from
                                                                 the Company's Definitive Proxy
                                                                 Statement, dated March 11, 1994.
       (l)      1984 Stock Option Plan, as amended               Incorporated herein by reference from
                                                                 the Company's Definitive Proxy
                                                                 Statement, dated March 11, 1994.
       (m)      1987 Stock Option Plan, as amended               Incorporated herein by reference from
                                                                 the Company's Definitive Proxy
                                                                 Statement, dated March 11, 1994.
       (n)      1990 Stock Option Plan, as amended               Incorporated herein by reference from
                                                                 the Company's Definitive Proxy
                                                                 Statement, dated March 11, 1994.
       (o)      Wendy's WeShare Stock Option Plan,               Incorporated herein by reference from
                as amended                                       Exhibit 10(o) of Form 10-K for the year
                                                                 ended January 2, 1994.
       11       Computation of Net Income Per Share              37-38
       22       Subsidiaries of the Registrant                   39
       23       Consent of Coopers & Lybrand L.L.P.              Incorporated by reference to page 28
                                                                 of this Form 10-K.
       24       Powers of Attorney                               40-52