Form 10-Q
period 1995-04-02
WENDYS INTERNATIONAL INC
filed 1995-05-12
CIK 105668

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1995
                               -------------

                                       OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------
Commission File Number 1-8116
                       ------

                           WENDY'S INTERNATIONAL, INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                      31-0785108
- -------------------------------           -------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio  43017-0256
- -------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code       614-764-3100
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
                                        ------      ------

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at May 5, 1995
- -----------------------------------          --------------------------
Common shares, $.10 stated value                  102,056,000 shares

Exhibit index on page 12.

                                   - 1 of 13 -

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Pages
                                                                        -----

PART I:   Financial Information

          Item 1.   Financial Statements:

          Consolidated Statement of Income for the quarters
               ended April 2, 1995, and April 3, 1994                      3

          Consolidated Balance Sheet as of April 2, 1995,
               and January 1, 1995                                       4 - 5

          Consolidated Statement of Cash Flows for the
               quarters ended April 2, 1995, and April 3, 1994             6

          Notes to the Consolidated Financial Statements                   7

          Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                          8 - 9

PART II:  Other Information

          Item 6                                                           10

          Signature                                                        11

          Index to Exhibits                                                12

Exhibit 11 - Computation of Net Income Per Share                           13

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                         PART I:  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 QUARTER ENDED  QUARTER ENDED
                                                    APRIL 2         APRIL 3
                                                      1995           1994
                                                    -------         -------
REVENUES
     Retail sales. . . . . . . . . . . . . .         $315,398      $291,792
     Royalties . . . . . . . . . . . . . . .           26,935        24,521
     Other . . . . . . . . . . . . . . . . .            4,022         3,477
                                                    ---------      --------
                                                      346,355       319,790
                                                    ---------      --------
COSTS AND EXPENSES
     Cost of sales . . . . . . . . . . . . .          186,412       173,388
     Company restaurant operating
       costs . . . . . . . . . . . . . . . .           85,924        80,436
     General and administrative
       expenses. . . . . . . . . . . . . . .           29,893        27,180
     Depreciation and amortization
       of property and equipment . . . . . .           17,607        16,657
     Interest, net . . . . . . . . . . . . .            1,823         2,619
                                                    ---------      --------
                                                      321,659       300,280
                                                    ---------      --------

INCOME BEFORE INCOME TAXES . . . . . . . . .           24,696        19,510
INCOME TAXES . . . . . . . . . . . . . . . .            8,890         7,024
                                                    ---------      --------
NET INCOME . . . . . . . . . . . . . . . . .        $  15,806     $  12,486
                                                    ---------      --------
                                                    ---------      --------

PRIMARY EARNINGS PER SHARE . . . . . . . . .             $.15          $.12
                                                         ----          ----
                                                         ----          ----

FULLY DILUTED EARNINGS PER SHARE . . . . . .             $.15          $.12
                                                         ----          ----
                                                         ----          ----

DIVIDENDS PER SHARE. . . . . . . . . . . . .             $.06          $.06
                                                         ----          ----
                                                         ----          ----

PRIMARY SHARES . . . . . . . . . . . . . . .          104,521       104,541
                                                    ---------      --------
                                                    ---------      --------

FULLY DILUTED SHARES . . . . . . . . . . . .          112,778       104,541
                                                    ---------      --------
                                                    ---------      --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                       (IN THOUSANDS)
                                                     APRIL 2     JANUARY 1
                                                      1995          1995
                                                     -------     ---------
                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents . . . . . . .       $  127,660    $  119,639
     Short-term investments, at
      market . . . . . . . . . . . . . . . .                         15,292
     Accounts receivable, net. . . . . . . .           27,030        28,015
     Notes receivable, net . . . . . . . . .            6,975         7,446
     Deferred income taxes . . . . . . . . .           11,693         9,959
     Inventories and other . . . . . . . . .           20,204        19,702
                                                 ------------   -----------

                                                      193,562       200,053
                                                 ------------   -----------

PROPERTY AND EQUIPMENT, AT COST
     Land  . . . . . . . . . . . . . . . . .          226,336       222,671
     Buildings . . . . . . . . . . . . . . .          364,959       359,503
     Leasehold improvements. . . . . . . . .          187,563       189,243
     Restaurant equipment. . . . . . . . . .          340,875       335,474
     Other equipment . . . . . . . . . . . .           53,777        53,265
     Capital leases. . . . . . . . . . . . .           62,884        63,531
                                                 ------------   -----------
                                                    1,236,394     1,223,687

     Accumulated depreciation
       and amortization. . . . . . . . . . .        (469,392)     (457,368)
                                                 ------------   -----------
                                                      767,002       766,319
                                                 ------------   -----------

COST IN EXCESS OF NET ASSETS
     ACQUIRED, NET . . . . . . . . . . . . .           31,701        30,780
DEFERRED INCOME TAXES. . . . . . . . . . . .           15,750        16,142
OTHER ASSETS . . . . . . . . . . . . . . . .           73,215        69,690
                                                 ------------   -----------
                                                   $1,081,230    $1,082,984
                                                 ------------   -----------
                                                 ------------   -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                         (IN THOUSANDS)
                                                      APRIL 2     JANUARY 1
                                                       1995          1995
                                                    ----------    ---------
                                                    (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts and drafts payable . . . . . .       $   47,706    $   69,845
     Accrued expenses:
          Salaries and wages . . . . . . . .           14,344        22,173
          Taxes. . . . . . . . . . . . . . .           15,350        15,248
          Insurance. . . . . . . . . . . . .           25,943        26,037
          Other. . . . . . . . . . . . . . .           18,955        11,409
     Income taxes. . . . . . . . . . . . . .            9,076         1,683
     Current portion of long-term
     obligations . . . . . . . . . . . . . .           58,123        57,674
                                                  -----------    ----------
                                                      189,497       204,069
                                                  -----------    ----------

LONG-TERM OBLIGATIONS
     Term debt . . . . . . . . . . . . . . .          104,647       104,842
     Capital leases. . . . . . . . . . . . .           38,341        40,018
                                                  -----------    ----------
                                                      142,988       144,860
                                                  -----------    ----------

DEFERRED INCOME TAXES. . . . . . . . . . . .           41,159        39,799
OTHER LONG-TERM LIABILITIES. . . . . . . . .           14,342        12,758
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Preferred stock,
          Authorized:  250,000 shares
     Common stock, $.10 stated value
          Authorized:  200,000,000 shares
          Issued: 101,971,000 and
          101,787,000 shares, respectively .           10,197        10,179
     Capital in excess of stated value . . .          172,973       171,004
     Retained earnings . . . . . . . . . . .          513,406       503,712
     Translation adjustments . . . . . . . .               46          (19)
     Pension liability adjustment. . . . . .          (3,212)       (3,212)
                                                  -----------    ----------
                                                      693,410       681,664
                                                  -----------    ----------
     Treasury stock at cost: 29,000 shares .            (166)          (166)
                                                  -----------    ----------
                                                      693,244       681,498
                                                  -----------    ----------
                                                   $1,081,230    $1,082,984
                                                  -----------    ----------
                                                  -----------    ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                          (IN THOUSANDS)
                                                   QUARTER ENDED  QUARTER ENDED
                                                      APRIL 2        APRIL 3
                                                       1995           1994
                                                      -------        -------
NET CASH PROVIDED BY OPERATING
     ACTIVITIES. . . . . . . . . . . . . . .          $29,568      $ 20,396
                                                     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from asset dispositions. . . .            4,434         1,052
     Capital expenditures. . . . . . . . . .          (33,548)      (27,377)
     Acquisition of franchises . . . . . . .           (1,708)
     Investment in marketable securities . .                         (1,276)
     Proceeds from sale of marketable
     securities. . . . . . . . . . . . . . .           15,292         4,552
     Other investing activities. . . . . . .              133          (118)
                                                     --------      --------
          Net cash used in investing
          activities . . . . . . . . . . . .          (15,397)      (23,167)
                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock.            1,542         2,154
     Principal payments on long-term
     obligations . . . . . . . . . . . . . .           (1,580)       (1,184)
     Dividends paid. . . . . . . . . . . . .           (6,112)       (6,061)
                                                     --------      --------
          Net cash used in financing
          activities . . . . . . . . . . . .           (6,150)       (5,091)
                                                     --------      --------
INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS . . . . . . . . . . . . . .            8,021        (7,862)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD. . . . . . . . . . . . . . . . .          119,639        71,698
                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .         $127,660       $63,836
                                                     --------      --------
                                                     --------      --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION
     Interest paid . . . . . . . . . . . . .          $ 1,453       $ 4,697
     Interest received . . . . . . . . . . .            2,991         2,185
     Income taxes paid . . . . . . . . . . .            1,034           422
     Acquisition of franchises:
     Fair value of assets acquired, net. . .            3,266
     Cash paid . . . . . . . . . . . . . . .            1,721
     Liabilities assumed . . . . . . . . . .            1,851


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   MANAGEMENT'S STATEMENT
     In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Wendy's International, Inc. and Subsidiaries (the company) at April 2, 1995, and January 1, 1995, and the results of operations and cash flows for the quarters ended April 2, 1995 and April 3, 1994. The Notes to the Consolidated Financial Statements which are contained in the 1994 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

     The adoption of Financial Accounting Standard Number 114 (SFAS 114) - "Accounting by Creditors for Impairment of a Loan", effective in 1995, did not have a material impact on net income or cash flows of the company. The adoption of Financial Accounting Standards Number 121 (SFAS 121) - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective in 1996, is not expected to have a material impact on net income or cash flows of the company.

     Certain prior year information has been reclassified to conform with 1995's presentation.

NOTE 2.   ACQUISITIONS AND DISPOSITIONS
     In the first quarter of 1995 and 1994, nine restaurants were franchised for a net pretax gain of $657,000 and one restaurant for a net pretax gain of $25,000, respectively.

     In the first quarter of 1995, the company acquired its partners' share of two restaurants in London, England. Total consideration in this transaction was $2,122,000 of which $1,255,000 is payable after April 1, 1998. One domestic restaurant was also acquired for $854,000.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS

The company recorded net income of $15.8 million for the first quarter ended April 2, 1995, while $12.5 million was reported for the first quarter ended April 3, 1994.

RETAIL SALES
Domestic retail sales increased 7.6% for the first quarter of 1995 compared to the first quarter of 1994. This was primarily a result of a 4.0% increase in average domestic net sales and a 3.4% increase in average restaurants open. In general, weather conditions in the first quarter of 1995 were favorable compared with the first quarter of 1994. Selling prices remained constant for the first quarter of 1995.

The improvement in average domestic net sales is a result of solid restaurant operations, effective marketing campaigns featuring both existing and new products, and a value menu strategy combined with the quality and variety of offerings.

Average net sales per domestic Wendy's restaurant for the quarter ended April 2, 1995, and April 3, 1994, were as follows:

                       First Quarter        %
                      1995      1994    Increase
                      ----      ----    --------
Company...........  $246,750  $237,150     4.0
Franchise.........   236,550   227,850     3.8
Total Domestic....   239,500   230,650     3.9

The number of systemwide Wendy's restaurants open as of April 2, 1995, and April 3, 1994, was as follows:

                         1995      1994
                         ----      ----
Company.............     1,267     1,229
Franchise...........     3,187     2,977
                         -----     -----
Total Wendy's.......     4,454     4,206
                         -----     -----
                         -----     -----

COST OF SALES AND RESTAURANT OPERATING COSTS
The company restaurant operating profit margin increased in the first quarter 1995 to 13.7% versus 13.0% for 1994. The increase reflected an improvement in domestic cost of sales related to lower beef and chicken prices partly offset by higher labor costs. Restaurant operating costs were reduced, as a percent of retail sales, in the first quarter 1995 versus 1994 due to rent and utility costs being lower as a percent of retail sales.

ROYALTIES
Royalties before reserve provisions increased $2.9 million in the first quarter 1995 compared with 1994. This was primarily a result of increases in franchise domestic average net sales of 3.8% over the first quarter of 1994 and an increase of 179 average franchise domestic restaurants open. Reserves provided were $2.4 million for the first quarter 1995 and $1.9 million for the first quarter of 1994.

OTHER REVENUES
Other revenues increased $545,000 over the first quarter of 1994. Gains from franchising restaurants increased $632,000 and rental income from properties leased to franchises increased $263,000. These benefits were partly offset by increased asset write-offs and retirements of $649,000.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the first quarter of 1995 were 8.6% of total revenues versus 8.5% in 1994. The $2.7 million increase for the quarter reflects increases in salaries and benefits of $1.3 million. Salary increases were a result of annual employee merit and performance pay increases and minimal increases in staffing of overhead personnel in the last twelve months to support new restaurant development planned for 1995 and beyond. There were also increases in legal and professional fees, and costs to support international expansion.

                               FINANCIAL CONDITION

The company's financial condition remains solid at the end of the first quarter of 1995. The debt to equity and debt to total capitalization ratios were 21% and 17%, respectively, at April 2, 1995. These compare to a debt to equity ratio and debt to total capitalization ratio of 24% and 20%, respectively, at April 3, 1994. Capital expenditures amounted to $33.5 million for 1995 compared to $27.4 million for 1994. On April 3, 1995 the company retired $50 million of 12-1/8% notes carried in current liabilities.

                                     OUTLOOK

The company continues to employ its strategies as outlined in the company's 1994 Annual Report. As was expected, competition in the quick-service restaurant industry has been intense and will remain so in the foreseeable future.
Pressure on retail sales appears to be continuing into 1995. Emphasis continues to be on solid restaurant operations, new products, effective marketing, new restaurant development, and the overall financial health of the entire system. The company anticipates that as many as 400 new restaurants will be opened or under construction systemwide (both company and franchise) during 1995. Cash flow from operations, cash and investments on hand, and possible asset sales should adequately provide for projected cash requirements. If additional cash is needed for future acquisitions of restaurants from franchisees, or for other corporate purposes, the company believes it would be able to obtain additional cash through existing revolving credit agreements, or the issuance of all or a portion of the $200 million debt securities covered by a shelf registration statement that was filed in December of 1994.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART II:   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a) Index to Exhibits on Page 12.

(b) No report on Form 8-K was filed during the quarter ended April 2, 1995.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WENDY'S INTERNATIONAL, INC.
                                                  (Registrant)



Date:            5/12/95                /s/ John K. Casey
         ---------------------------    --------------------------------------
                                        John K. Casey
                                        Vice Chairman and Chief
                                        Financial Officer

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS


Exhibit
Number                   Description         Page No.
- -------                  -----------         --------
  11                Computation of Net          13
                 Income Per Common Share.