Form 10-Q
period 1995-07-02
WENDYS INTERNATIONAL INC
filed 1995-08-15
CIK 105668

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 1995
                               ------------

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------    -------------------

Commission File Number 1-8116
                       ------

                           WENDY'S INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Ohio                               31-0785108
-------------------------------         -------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)             Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio 43017-0256
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
                                       ---      ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at August 4, 1995
--------------------------------         -----------------------------

Common shares, $.10 stated value              102,297,000 shares

Exhibit index on page 15.

                                    -1 of 17-

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGES
                                                                           -----
PART I:  Financial Information

     Item 1.  Financial Statements:

          Consolidated Statement of Income for the quarters
            and year-to-date periods ended
            July 2, 1995 and July 3, 1994                                 3 - 4

          Consolidated Balance Sheet as of July 2, 1995
            and January 1, 1995                                           5 - 6

          Consolidated Statement of Cash Flows for the
            year-to-date periods ended July 2, 1995
            and July 3, 1994                                                7

          Notes to the Consolidated Financial Statements                  8 - 9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                 10 - 12

PART II: Other Information

     Item 4                                                                13

     Item 6                                                                13

     Signature                                                             14

     Index to Exhibits                                                     15

Exhibit 11 - Computation of Net Income Per Share                         16 - 17

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                         PART I:  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                  QUARTER ENDED  QUARTER ENDED
                                                     JULY 2         JULY 3
                                                      1995           1994
                                                     ------         ------
REVENUES
  Retail sales . . . . . . . . . . . . . . .        $333,943       $326,425
  Royalties. . . . . . . . . . . . . . . . .          31,562         29,830
  Other. . . . . . . . . . . . . . . . . . .          14,078         10,949
                                                    --------       --------
                                                     379,583        367,204
                                                    --------       --------
COSTS AND EXPENSES
  Cost of sales. . . . . . . . . . . . . . .         195,156        187,408
  Company restaurant operating
    costs. . . . . . . . . . . . . . . . . .          84,708         84,319
  General and administrative
    expenses . . . . . . . . . . . . . . . .          28,674         23,346
  Depreciation and amortization
    of property and equipment. . . . . . . .          17,874         16,842
  Interest, net. . . . . . . . . . . . . . .             764          3,183
                                                    --------       --------
                                                     327,176        315,098
                                                    --------       --------

INCOME BEFORE INCOME TAXES . . . . . . . . .          52,407         52,106
INCOME TAXES . . . . . . . . . . . . . . . .          12,311         18,758
                                                    --------       --------
NET INCOME . . . . . . . . . . . . . . . . .        $ 40,096       $ 33,348
                                                    --------       --------
                                                    --------       --------

PRIMARY EARNINGS PER SHARE . . . . . . . . .        $    .38       $    .32
                                                    --------       --------
                                                    --------       --------

FULLY DILUTED EARNINGS PER SHARE . . . . . .        $    .37       $    .31
                                                    --------       --------
                                                    --------       --------

DIVIDENDS PER SHARE. . . . . . . . . . . . .        $    .06       $    .06
                                                    --------       --------
                                                    --------       --------

PRIMARY SHARES . . . . . . . . . . . . . . .         105,078        104,499
                                                    --------       --------
                                                    --------       --------

FULLY DILUTED SHARES . . . . . . . . . . . .         113,266        112,629
                                                    --------       --------
                                                    --------       --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                         PART I:  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                  YEAR-TO-DATE   YEAR-TO-DATE
                                                      ENDED          ENDED
                                                     JULY 2         JULY 3
                                                      1995           1994
                                                     ------         ------
REVENUES
  Retail sales . . . . . . . . . . . . . . .        $649,341       $618,217
  Royalties. . . . . . . . . . . . . . . . .          58,497         54,351
  Other. . . . . . . . . . . . . . . . . . .          18,100         14,426
                                                    --------       --------
                                                     725,938        686,994
                                                    --------       --------
COSTS AND EXPENSES
  Cost of sales. . . . . . . . . . . . . . .         381,568        360,796
  Company restaurant operating
    costs. . . . . . . . . . . . . . . . . .         170,632        164,755
  General and administrative
    expenses . . . . . . . . . . . . . . . .          58,567         50,526
  Depreciation and amortization
    of property and equipment. . . . . . . .          35,481         33,499
  Interest, net. . . . . . . . . . . . . . .           2,587          5,802
                                                    --------       --------
                                                     648,835        615,378
                                                    --------       --------

INCOME BEFORE INCOME TAXES . . . . . . . . .          77,103         71,616
INCOME TAXES . . . . . . . . . . . . . . . .          21,201         25,782
                                                    --------       --------
NET INCOME . . . . . . . . . . . . . . . . .        $ 55,902       $ 45,834
                                                    --------       --------
                                                    --------       --------

PRIMARY EARNINGS PER SHARE . . . . . . . . .        $    .53       $    .44
                                                    --------       --------
                                                    --------       --------

FULLY DILUTED EARNINGS PER SHARE . . . . . .        $    .52       $    .43
                                                    --------       --------
                                                    --------       --------


DIVIDENDS PER SHARE. . . . . . . . . . . . .        $    .12       $    .12
                                                    --------       --------
                                                    --------       --------

PRIMARY SHARES . . . . . . . . . . . . . . .         104,800        104,520
                                                    --------       --------
                                                    --------       --------

FULLY DILUTED SHARES . . . . . . . . . . . .         113,021        112,650
                                                    --------       --------
                                                    --------       --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                       (IN THOUSANDS)
                                                    JULY 2        JANUARY 1
                                                     1995           1995
                                                    ------         ------
                                                  (UNAUDITED)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . .      $   57,025     $  119,639
  Short-term investments, at market. . . . .              -          15,292
  Accounts receivable, net . . . . . . . . .          26,665         28,015
  Notes receivable, net. . . . . . . . . . .           9,289          7,446
  Deferred income taxes. . . . . . . . . . .          11,461          9,959
  Inventories and other. . . . . . . . . . .          24,014         19,702
                                                  ----------     ----------
                                                     128,454        200,053
                                                  ----------     ----------
PROPERTY AND EQUIPMENT, AT COST
  Land . . . . . . . . . . . . . . . . . . .         240,532        222,671
  Buildings. . . . . . . . . . . . . . . . .         382,990        359,503
  Leasehold improvements . . . . . . . . . .         194,670        189,243
  Restaurant equipment . . . . . . . . . . .         349,180        335,474
  Other equipment. . . . . . . . . . . . . .          54,366         53,265
  Capital leases . . . . . . . . . . . . . .          61,270         63,531
                                                  ----------     ----------
                                                   1,283,008      1,223,687

  Accumulated depreciation
    and amortization . . . . . . . . . . . .        (474,249)      (457,368)
                                                  ----------     ----------
                                                     808,759        766,319
                                                  ----------     ----------

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET. . . . . . . . . . . . . . .          40,960         30,780
DEFERRED INCOME TAXES. . . . . . . . . . . .          22,440         16,142
OTHER ASSETS . . . . . . . . . . . . . . . .          76,741         69,690
                                                  ----------     ----------
                                                  $1,077,354     $1,082,984
                                                  ----------     ----------
                                                  ----------     ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                        (IN THOUSANDS)
                                                    JULY 2        JANUARY 1
                                                     1995           1995
                                                    ------         ------
                                                  (UNAUDITED)
LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
  Accounts and drafts payable. . . . . . . .      $   56,118     $   69,845
  Accrued expenses:
    Salaries and wages . . . . . . . . . . .          15,994         22,173
    Taxes. . . . . . . . . . . . . . . . . .          16,532         15,248
    Insurance. . . . . . . . . . . . . . . .          28,783         26,037
    Other. . . . . . . . . . . . . . . . . .          11,615         11,409
  Income taxes . . . . . . . . . . . . . . .          12,719          1,683
  Current portion of long-term
    obligations. . . . . . . . . . . . . . .           7,482         57,674
                                                  ----------     ----------
                                                     149,243        204,069
                                                  ----------     ----------

LONG-TERM OBLIGATIONS
 Term debt . . . . . . . . . . . . . . . . .         104,585        104,842
 Capital leases. . . . . . . . . . . . . . .          36,364         40,018
                                                  ----------     ----------
                                                     140,949        144,860
                                                  ----------     ----------

DEFERRED INCOME TAXES. . . . . . . . . . . .          40,596         39,799
OTHER LONG-TERM LIABILITIES. . . . . . . . .          14,939         12,758
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock,
    Authorized: 250,000 shares
  Common stock, $.10 stated value
    Authorized: 200,000,000 shares
    Issued: 102,278,000 and
    101,787,000 shares, respectively . . . .          10,228         10,179
  Capital in excess of stated value. . . . .         176,531        171,004
  Retained earnings. . . . . . . . . . . . .         547,379        503,712
  Translation adjustments. . . . . . . . . .             867            (19)
  Pension liability adjustment . . . . . . .          (3,212)        (3,212)
                                                  ----------     ----------
                                                     731,793        681,664
  Treasury stock at cost: 29,000 shares. . .            (166)           166)
                                                  ----------     ----------
                                                     731,627        681,498
                                                  ----------     ----------
                                                  $1,077,354     $1,082,984
                                                  ----------     ----------
                                                  ----------     ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                            (IN THOUSANDS)
                                               YEAR-TO-DATE ENDED    YEAR-TO-DATE ENDED
                                                     JULY 2                JULY 3
                                                      1995                  1994
                                                      -----                ------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES . . . . . . . . . . . . . . . . .      $ 79,548             $ 85,413
                                                    --------             --------
CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from asset dispositions . . . . . .        21,479               15,250
  Capital expenditures . . . . . . . . . . . .       (77,050)             (63,764)
  Acquisition of franchises. . . . . . . . . .       (38,353)             (11,148)
  Proceeds from marketable securities. . . . .        15,292                7,934
  Other investing activities . . . . . . . . .        (1,876)                 457
                                                    --------             --------
       Net cash used in investing activities         (80,508)             (51,271)
                                                    --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock . . .         4,221                2,870
  Principal payments on long-term
    obligations. . . . . . . . . . . . . . . .       (53,640)              (2,638)
  Dividends paid . . . . . . . . . . . . . . .       (12,235)             (12,135)
                                                    --------             --------
       Net cash used in financing activities .       (61,654)             (11,903)
                                                    --------             --------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . .       (62,614)              22,239
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD . . . . . . . . . . . . . . . . . . .       119,639               71,698
                                                    --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . .      $ 57,025             $ 93,937
                                                    --------             --------
                                                    --------             --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Interest paid. . . . . . . . . . . . . . . .      $  9,456             $  9,524
  Interest received. . . . . . . . . . . . . .         5,567                3,366
  Income taxes paid. . . . . . . . . . . . . .        15,592               12,958
  Debt converted to stock. . . . . . . . . . .            25
  Acquisition of franchises:
  Fair value of assets acquired, net . . . . .        39,898               15,586
  Cash paid. . . . . . . . . . . . . . . . . .        38,353               11,148
  Liabilities assumed. . . . . . . . . . . . .         1,850                4,438


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  MANAGEMENT'S STATEMENT
   In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature except for the income tax valuation allowance as discussed in note 3) necessary to present fairly the financial position of Wendy's International, Inc. and Subsidiaries (the company) at July 2, 1995, and January 1, 1995 and the results of operations for the quarters and year-to-date periods ended July 2, 1995 and July 3, 1994 and cash flows for the year-to-date periods ended July 2, 1995 and July 3, 1994. The Notes to the Consolidated Financial Statements which are contained in the 1994 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

NOTE 2.  ACQUISITIONS AND DISPOSITIONS
   In the first quarter of 1995 and 1994, nine restaurants were franchised for a net pretax gain of $657,000 and one restaurant for a net pretax gain of $25,000, respectively. During the second quarters of 1995 and 1994, the company franchised 26 restaurants for a net pretax gain of $9,900,000 and 23 restaurants for a net pretax gain of $6,700,000, respectively.

   In the first quarter of 1995, the company acquired its partners' share of two restaurants in London, England. Total consideration in this transaction was $2,122,000 of which $1,255,000 is payable after April 1, 1998. One domestic restaurant was also acquired for $854,000.

   During the second quarter of 1995, the company acquired 34 restaurants in the Little Rock market for approximately $37,000,000. In the second quarter of 1994, the company acquired 30 restaurants, 29 of which were in the Kansas City market, for approximately $11,000,000.

NOTE 3.  INCOME TAXES
   Income taxes in the second quarter of 1995 reflect the benefit of a reduction in the valuation allowance related to excess capital allowances and net operating loss carryovers of a Canadian subsidiary of $6.6 million. During the quarter a partnership agreement was executed between Wendy's and Tim Hortons establishing "TIMWEN Partnership" for purposes of accelerating the development of combination units of Wendy's and Tim Hortons in Canada. The reduction in the valuation allowance reflects the recognition of all remaining tax benefits pursuant to the success of the Canadian reorganization and the profitability of Canadian operations.

NOTE 4.  SUBSEQUENT EVENT
On August 8, 1995, the company entered into an agreement in principle with 632687 Alberta Limited (Alberta) and Ronald V. Joyce to acquire all of the stock of Alberta for 16.2 million shares of a Canadian subsidiary of the company exchangeable for 16.2 million common shares of the company. Alberta is the parent company of the Tim Hortons restaurant chain.

The completion of the transaction is subject to the approval of the company's board of directors, negotiation and execution of definitive agreements, the completion of due diligence reviews with results satisfactory to the company in its sole good faith judgment, confirmation that the transaction will be treated as a "pooling of interest", and satisfaction of customary conditions. The transaction is expected to be completed in late 1995 or early 1996.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS

The company recorded net income of $40.1 million for the second quarter ended July 2, 1995, while $33.3 million was reported for the second quarter ended July 3, 1994. Net income for the year-to-date period was $55.9 million for 1995 compared with $45.8 million for 1994.

RETAIL SALES
Retail sales were adversely affected by intense competition within the quick-service restaurant industry. Domestic retail sales increased 1.6% for the second quarter of 1995 compared with the second quarter of 1994. This was primarily a result of a 2.4% increase in average restaurants open, offset by an
 .8% decrease in average domestic net sales. Year-to-date domestic retail sales increased $25.4 million in 1995 compared with 1994 reflecting an additional 34 average restaurants open and a 1.5% increase in average domestic company-operated net sales. Selling prices increased .1% during the current year.

The improvement in average domestic net sales for the year- to-date period was a result of the value menu strategy, such as Combo Meals, Kids' Meals, and Super Value Menu, solid restaurant operations, and effective marketing campaigns.

Average net sales per domestic Wendy's restaurant for the quarters and year-to-date periods ended July 2, 1995 and July 3, 1994 were as follows:







                                                 Second Quarter             %              Year-to-Date                 %
                                              1995            1994      (Decrease)       1995           1994        Increase
                                              ----            ----      ----------       ----           ----        --------
Company. . . . . . . . . . . . . . . . .    $259,150        $261,150    (.8)           $505,900       $498,450       1.5

Franchise. . . . . . . . . . . . . . . .     251,950        256,200    (1.7)            488,600        484,200        .9

Total Domestic . . . . . . . . . . . . .     254,050        257,650    (1.4)            493,600        488,405       1.1


The number of systemwide Wendy's restaurants open as of July 2, 1995 and July 3, 1994 was as follows:
                           1995         1994
                           ----         ----
Company                   1,283        1,250
Franchise                 3,220        3,014
                          -----       - ----

Total Wendy's             4,503        4,264
                          -----        -----
                          -----        -----

COST OF SALES AND RESTAURANT OPERATING COSTS
The company restaurant operating profit margin decreased in the second quarter 1995 to 16.2% versus 16.8% for 1994. The restaurant operating margin remained constant at 15.0% for the year-to-date 1995 and 1994. Margins were negatively impacted by lower average restaurant sales. Cost of sales reflected increases in restaurant labor due to inflation in the restaurant labor wage rate. Food costs were somewhat favorable with increased produce prices offset by decreases in beef and chicken prices. Restaurant operating costs were reduced, as a percent of retail sales, in both the second quarter and year-to-date periods due to lower local advertising.

ROYALTIES
Royalties before reserve provisions increased $1.7 million in the second quarter 1995 compared with 1994. This was primarily a result of an increase of 186 average domestic restaurants open, while franchise domestic average net sales declined 1.7%. Royalties before reserve provisions increased $4.6 million for the year-to-date period of 1995 with franchise domestic average net sales up .9% and 182 more average domestic restaurants open.

There were no reserves provided for the second quarter 1995 and $2.4 million was provided for in the year-to-date period. This compares to reserves of $57,000 for the second quarter 1994 and reserves provided of $1.9 million for the year-to-date 1994.

OTHER REVENUES
Other revenues increased $3.1 million over the second quarter of 1994. This was primarily a result of pretax gains related to franchising restaurants of $9.9 million in the second quarter 1995 versus $6.7 million in 1994. For the year-to-date periods other revenue increased $3.7 million reflecting increased gains on franchising restaurants of $3.8 million.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the second quarter of 1995 were 7.6% of total revenues versus 6.4% in 1994. For the year-to-date 1995 general and administrative expenses were 8.1% versus 7.4% in 1994. The increased percentages reflect lower than expected average sales for the current year. There was a $5.3 million increase for the quarter comparison and an $8.0 million increase for the year- to-date comparison which reflects increases in salaries and benefits of $1.9 million for the quarter and $3.4 million for the year-to-date periods. This was a result of annual employee merit and performance pay increases and minimal increases in staffing of overhead personnel throughout 1994 and the year-to-date 1995 to support new domestic and international restaurant development planned for 1995 and beyond. Increases were also seen in legal and professional fees.

INCOME TAXES
Income taxes in the second quarter of 1995 reflect the benefit of a reduction in the valuation allowance related to excess capital allowances and net operating loss carryovers of a Canadian subsidiary of $6.6 million. During the quarter a partnership agreement was executed between Wendy's and Tim Hortons establishing "TIMWEN Partnership" for purposes of accelerating the development of combination units of Wendy's and Tim Hortons in Canada. The reduction in the valuation allowance reflects the recognition of all remaining tax benefits pursuant to the success of the Canadian reorganization and the profitability of Canadian operations.

                               FINANCIAL CONDITION

The company's financial condition remains solid at the end of the second quarter of 1995. The debt to equity and debt to total capitalization ratios were 19% and 16%, respectively, at July 2, 1995. These compare to a debt to equity ratio and debt to total capitalization ratio of 21% and 18%, respectively, at fiscal year-end 1994. Year-to- date capital expenditures amounted to $77.1 million for 1995 compared to $63.8 million for 1994.

                                     OUTLOOK

The company continues to employ its strategies as outlined in the company's 1994 Annual Report. As was expected, competition in the quick-service restaurant industry has been intense and will remain so in the foreseeable future. Pressure on retail sales is continuing in 1995. Emphasis continues to be on solid restaurant operations, new products, effective marketing, new restaurant development, and the overall financial health of the entire system. The company anticipates that as many as 400 new restaurants will be opened or under construction systemwide (both company and franchise) during 1995. Through July 2, 1995, the company and its franchisees opened 129 new restaurants with another 100 under construction. Cash flow from operations, cash and investments on hand, possible asset sales, cash available through existing revolving credit agreements, and cash proceeds from the issuance of all or a portion of the $200 million debt securities covered by a shelf registration statement that was filed in December 1994 should adequately provide for projected cash requirements.

Financial Accounting Standard Number 121 (SFAS 121) - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued and is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 will not have a significant impact on the results of operations or financial condition of the company.

                                SUBSEQUENT EVENT

On August 8, 1995, the company entered into an agreement in principle with 632687 Alberta Limited (Alberta) and Ronald V. Joyce to acquire all of the stock of Alberta for 16.2 million shares of a Canadian subsidiary of the company exchangeable for 16.2 million common shares of the company. Alberta is the parent company of the Tim Hortons restaurant chain.

The completion of the transaction is subject to the approval of the company's board of directors, negotiation and execution of definitive agreements, the completion of due diligence reviews with results satisfactory to the company in its sole good faith judgment, confirmation that the transaction will be treated as a "pooling of interest", and satisfaction of customary conditions. The transaction is expected to be completed in late 1995 or early 1996.

The Tim Hortons chain includes approximately 1,000 restaurants systemwide, almost all of which are franchised. 1994 systemwide sales were approximately $600 million Canadian. Since the beginning of 1994, Tim Hortons' revenue, earnings and the number of systemwide restaurants have grown at annual rates exceeding 25%. Exclusive of any non-recurring transaction costs, and assuming that the historical performance of both companies continues, the transaction is expected to be accretive to the company's earnings.

If the transaction is completed, the company will assume an estimated $125 million (U.S.) of Alberta's debt as part of the transaction. In such event, the company believes that cash flow from combined operations, cash and investments on hand, possible asset sales, cash available through existing credit agreements, and cash proceeds from the issuance of all or a portion of the $200 million debt securities covered by a shelf registration statement that was filed in December of 1994 should adequately provide for ongoing projected cash requirements and for the retirement of the assumed indebtedness.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART II:   OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

(a)  The Annual Meeting of the company's shareholders was held on May 1, 1995.

(b) The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director.




     Director                      For               Withheld
     --------                      ---               --------
     R. David Thomas               87,576,590        328,153
     John K. Casey                 87,556,265        348,478
     Ernest S. Hayeck              87,500,723        404,022
     Janet Hill                    87,546,135        358,608



The following directors did not stand for reelection at the meeting (the year in which each directors term expires is indicated in parenthesis): Thekla R. Shackelford (1996), Ronald E. Musick (1996), W. Clay Hamner (1996), Gordon F. Teter (1996), Frederick R. Reed (1996), Fielden B. Nutter, Sr. (1997), James W. Near (1997), James V. Pickett (1997) and Thomas F. Keller (1997).

(c) The following table sets forth a brief description of each other matter voted on at the Annual Meeting and the number of votes cast for, against or abstaining from each matter.


Approve  Coopers & Lybrand L.L.P.              For       Against    Abstain
                                               ---       -------    -------
   as  independent public accountants       87,374,162   218,202    312,367
   of the company

There were no broker nonvotes (as described by the Securities and Exchange Commission) in connection with any of the matters set forth in this Item 4.

Item 6. Exhibits and Reports on Form 8-K.

(a) Index to Exhibits on Page 15.

(b) No report on Form 8-K was filed during the quarter ended July 2, 1995.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WENDY'S INTERNATIONAL, INC.
                              ---------------------------
                                     (Registrant)



Date:   08/15/95              /s/John K. Casey
      -------------           -------------------------
                              John K. Casey
                              Vice Chairman and Chief
                              Financial Officer

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS


     Exhibit
      Number           Description           Page No.
      ------           -----------           --------

        11          Computation of Net       16 - 17
                    Income Per Common
                          Share.