Form 10-Q
period 1995-10-01
WENDYS INTERNATIONAL INC
filed 1995-11-09
CIK 105668

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 1995
                               ---------------

                                       OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from                         to
                                ----------------------     ---------------------

Commission File Number 1-8116
                       ------


                           WENDY'S INTERNATIONAL, INC.
--------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

                  Ohio                            31-0785108
    --------------------------------   ---------------------------------
     State or other jurisdiction of            (I.R.S.  Employer
     incorporation or organization)         Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio  43017-0256
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code          614-764-3100
                                                       ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO        .
                                       --------   --------

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at November 3, 1995
--------------------------------               -------------------------------
Common shares, $.10 stated value                      103,417,000 shares

Exhibit index on page 15.


                                  - 1 of 104 -

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


                                                                         Pages
                                                                         -----
PART I: Financial Information

  Item 1.  Financial Statements:


     Consolidated Statement of Income for the quarters
        and year-to-date periods ended
        October 1, 1995 and October 2, 1994                              3 - 4

     Consolidated Balance Sheet as of October 1, 1995
        and January 1, 1995                                              5 - 6

     Consolidated Statement of Cash Flows for the
        year-to-date periods ended October 1, 1995 and October 2, 1994     7

     Notes to the Consolidated Financial Statements                      8 - 9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                10 - 12


PART II:   Other Information

     Item 6                                                               13

     Signature                                                            14

     Index to Exhibits                                                    15

Exhibit 2 - Plan of Acquisition                                         16 - 102

Exhibit 11 - Computation of Net Income Per Share                       103 - 104

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                         PART I:  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                     QUARTER ENDED            QUARTER ENDED
                                                                       OCTOBER 1                OCTOBER 2
                                                                         1995                     1994
                                                                    ----------------         ----------------
REVENUES
     Retail sales. . . . . . . . . . . . . . . . . . .                  $342,788                 $322,430
     Royalties . . . . . . . . . . . . . . . . . . . .                    32,588                   29,314
     Other     . . . . . . . . . . . . . . . . . . . .                    13,433                    7,606
                                                                    ----------------         ----------------
                                                                         388,809                  359,350
                                                                    ----------------         ----------------
COSTS AND EXPENSES
     Cost of sales . . . . . . . . . . . . . . . . . .                   201,312                  186,528
     Company restaurant operating
          costs. . . . . . . . . . . . . . . . . . . .                    87,369                   83,536
     General and administrative
          expenses . . . . . . . . . . . . . . . . . .                    26,350                   23,464
     Depreciation and amortization
          of property and equipment. . . . . . . . . .                    18,368                   17,068
     Interest, net . . . . . . . . . . . . . . . . . .                       584                    2,247
                                                                    ----------------         ----------------
                                                                         333,983                  312,843
                                                                    ----------------         ----------------


INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . .                    54,826                   46,507
INCOME TAXES   . . . . . . . . . . . . . . . . . . . .                    18,731                   16,743
                                                                    ----------------         ----------------
NET INCOME     . . . . . . . . . . . . . . . . . . . .                 $  36,095                $  29,764
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------

PRIMARY EARNINGS PER SHARE . . . . . . . . . . . . . .                      $.34                     $.29
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------
FULLY DILUTED EARNINGS PER SHARE . . . . . . . . . . .                      $.33                     $.28
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------
DIVIDENDS PER SHARE. . . . . . . . . . . . . . . . . .                      $.06                     $.06
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------

PRIMARY SHARES . . . . . . . . . . . . . . . . . . . .                   106,163                  104,055
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------

FULLY DILUTED SHARES . . . . . . . . . . . . . . . . .                   114,293                  112,185
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                         PART I:  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                  YEAR-TO-DATE ENDED       YEAR-TO-DATE ENDED
                                                                       OCTOBER 1                OCTOBER 2
                                                                         1995                     1994
                                                                    ----------------         ----------------
REVENUES
     Retail sales. . . . . . . . . . . . . . . . . . .                 $ 992,129                 $940,647
     Royalties . . . . . . . . . . . . . . . . . . . .                    91,085                   83,665
     Other     . . . . . . . . . . . . . . . . . . . .                    31,533                   22,032
                                                                    ----------------         ----------------
                                                                       1,114,747                1,046,344
                                                                    ----------------         ----------------

COSTS AND EXPENSES
     Cost of sales . . . . . . . . . . . . . . . . . .                   582,880                  547,324
     Company restaurant operating
          costs. . . . . . . . . . . . . . . . . . . .                   258,001                  248,291
     General and administrative
          expenses . . . . . . . . . . . . . . . . . .                    84,917                   73,990
     Depreciation and amortization
          of property and equipment. . . . . . . . . .                    53,849                   50,567
     Interest, net . . . . . . . . . . . . . . . . . .                     3,171                    8,049
                                                                    ----------------         ----------------
                                                                         982,818                  928,221
                                                                    ----------------         ----------------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . .                   131,929                  118,123
INCOME TAXES   . . . . . . . . . . . . . . . . . . . .                    39,932                   42,525
                                                                    ----------------         ----------------
NET INCOME     . . . . . . . . . . . . . . . . . . . .                 $  91,997                $  75,598
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------

PRIMARY EARNINGS PER SHARE . . . . . . . . . . . . . .                      $.87                     $.72
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------

FULLY DILUTED EARNINGS PER SHARE . . . . . . . . . . .                      $.84                     $.70
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------

DIVIDENDS PER SHARE. . . . . . . . . . . . . . . . . .                      $.18                     $.18
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------

PRIMARY SHARES . . . . . . . . . . . . . . . . . . . .                   105,254                  104,365
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------

FULLY DILUTED SHARES . . . . . . . . . . . . . . . . .                   113,443                  112,495
                                                                    ----------------         ----------------
                                                                    ----------------         ----------------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                         (IN THOUSANDS)
                                                  OCTOBER 1         JANUARY 1
                                                     1995              1995
                                                 -----------       -----------
                                                 (UNAUDITED)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents . . . . . . .       $    66,259       $   119,639
   Short-term investments, at market . . .               -              15,292
   Accounts receivable, net. . . . . . . .            29,873            28,015
   Notes receivable, net . . . . . . . . .             9,484             7,446
   Deferred income taxes . . . . . . . . .            10,871             9,959
   Inventories and other . . . . . . . . .            21,824            19,702
                                                  ----------        ----------
                                                     138,311           200,053
                                                  ----------        ----------

PROPERTY AND EQUIPMENT, AT COST
   Land. . . . . . . . . . . . . . . . . .           242,860           222,671
   Buildings . . . . . . . . . . . . . . .           393,603           359,503
   Leasehold improvements. . . . . . . . .           199,671           189,243
   Restaurant equipment. . . . . . . . . .           356,051           335,474
   Other equipment . . . . . . . . . . . .            55,936            53,265
   Capital leases. . . . . . . . . . . . .            60,543            63,531
                                                  ----------        ----------
                                                   1,308,664         1,223,687

   Accumulated depreciation
    and amortization . . . . . . . . . . .         (483,153)         (457,368)
                                                  ----------        ----------
                                                     825,511           766,319
                                                  ----------        ----------
COST IN EXCESS OF NET ASSETS
   ACQUIRED, NET . . . . . . . . . . . . .            40,239            30,780
DEFERRED INCOME TAXES. . . . . . . . . . .            21,996            16,142
OTHER ASSETS . . . . . . . . . . . . . . .            89,714            69,690
                                                  ----------        ----------
                                                  $1,115,771        $1,082,984
                                                  ----------        ----------
                                                  ----------        ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                         (IN THOUSANDS)
                                                  OCTOBER 1         JANUARY 1
                                                     1995              1995
                                                 -----------       -----------
                                                 (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts and drafts payable . . . . . .       $    54,238       $    69,845
   Accrued expenses:
     Salaries and wages. . . . . . . . . .            18,025            22,173
     Taxes . . . . . . . . . . . . . . . .            17,145            15,248
     Insurance . . . . . . . . . . . . . .            28,620            26,037
     Other . . . . . . . . . . . . . . . .            10,661            11,409
   Income taxes. . . . . . . . . . . . . .             9,412             1,683
   Current portion of long-term
    obligations. . . . . . . . . . . . . .             7,938            57,674
                                                  ----------        ----------
                                                     146,039           204,069
                                                  ----------        ----------
LONG-TERM OBLIGATIONS
   Term debt . . . . . . . . . . . . . . .           104,504           104,842
   Capital leases. . . . . . . . . . . . .            34,586            40,018
                                                  ----------        ----------
                                                     139,090           144,860
                                                  ----------        ----------

DEFERRED INCOME TAXES. . . . . . . . . . .            38,754            39,799
OTHER LONG-TERM LIABILITIES. . . . . . . .            15,292            12,758
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Preferred stock,
     Authorized:  250,000 shares
   Common stock, $.10 stated value
     Authorized:  200,000,000 shares
     Issued: 103,382,000 and
     101,787,000 shares, respectively. . .            10,338            10,179
   Capital in excess of stated value . . .           190,638           171,004
   Retained earnings . . . . . . . . . . .           577,333           503,712
   Translation adjustments . . . . . . . .             1,732               (19)
   Pension liability adjustment. . . . . .            (3,279)           (3,212)
                                                  ----------        ----------
                                                     776,762           681,664
   Treasury stock at cost: 29,000 shares .              (166)             (166)
                                                  ----------        ----------
                                                     776,596           681,498
                                                  ----------        ----------
                                                  $1,115,771        $1,082,984
                                                  ----------        ----------
                                                  ----------        ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                    (IN THOUSANDS)
                                                       YEAR-TO-DATE ENDED    YEAR-TO-DATE ENDED
                                                           OCTOBER 1             OCTOBER 2
                                                              1995                  1994
                                                             ------                ------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES. . . . . . . . . . . . . . . . . . . .        $   122,694         $  126,451
                                                             ----------         ----------
CASH FLOW FROM INVESTING ACTIVITIES
   Proceeds from asset dispositions. . . . . . . . .             32,835             23,356
   Capital expenditures. . . . . . . . . . . . . . .           (120,901)           (97,935)
   Acquisition of franchises . . . . . . . . . . . .            (38,676)           (11,572)
   Proceeds from marketable securities . . . . . . .             15,292             22,333
   Other investing activities. . . . . . . . . . . .             (5,619)               116
                                                             ----------         ----------
       Net cash used in investing activities . . . .           (117,069)           (63,702)
                                                             ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock. . . . . .             14,675              5,445
   Principal payments on long-term
     obligations . . . . . . . . . . . . . . . . . .            (55,303)            (4,022)
   Dividends paid. . . . . . . . . . . . . . . . . .            (18,377)           (18,218)
                                                             ----------         ----------
       Net cash used in financing activities . . . .            (59,005)           (16,795)
                                                             ----------         ----------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS. . . . . . . . . . . . . . . . . . . . .            (53,380)            45,954
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD . . . . . . . . . . . . . . . . . . . . . .            119,639             71,698
                                                             ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . .        $    66,259         $  117,652
                                                             ----------         ----------
                                                             ----------         ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
   Interest paid . . . . . . . . . . . . . . . . . .        $    10,551         $   10,945
   Interest received . . . . . . . . . . . . . . . .              7,637              5,852
   Income taxes paid . . . . . . . . . . . . . . . .             34,583             36,773
   Debt converted to stock . . . . . . . . . . . . .                 75
   Acquisition of franchises:
   Fair value of assets acquired, net. . . . . . . .             40,221             14,685
   Cash paid . . . . . . . . . . . . . . . . . . . .             38,676             11,572
   Liabilities assumed . . . . . . . . . . . . . . .              1,851              3,113


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   MANAGEMENT'S STATEMENT
     In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature except for the income tax valuation allowance as discussed in note 3) necessary to present fairly the financial position of Wendy's International, Inc. and Subsidiaries (the company) at October 1, 1995, and January 1, 1995 and the results of operations for the quarters and year-to-date periods ended October 1, 1995 and October 2, 1994 and cash flows for the year-to-date periods ended October 1, 1995 and October 2, 1994. The Notes to the Consolidated Financial Statements which are contained in the 1994 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

NOTE 2.   ACQUISITIONS AND DISPOSITIONS
     In the first quarter of 1995 and 1994, nine restaurants were franchised for a net pretax gain of $657,000 and one restaurant for a net pretax gain of $25,000, respectively. During the second quarter of 1995 and 1994, the company franchised 26 restaurants for a net pretax gain of $9,900,000 and 23 restaurants for a net pretax gain of $6,700,000, respectively. During the third quarter of 1995 and 1994, 25 restaurants were franchised for a net pretax gain of $5,600,000 and 14 restaurants for a net pretax gain of $3,700,000, respectively.

     In the first quarter of 1995, the company acquired its partners' share of two restaurants in London, England and one domestic restaurant. Total consideration was $2,976,000. During the second quarter of 1995, the company acquired 34 restaurants in the Little Rock market for approximately $37,000,000. In the second quarter of 1994, the company acquired 30 restaurants, 29 of which were in the Kansas City market, for approximately $11,000,000. During the third quarter of 1994 one restaurant was acquired for $164,000.

NOTE 3.  INCOME TAXES
     During the third quarter of 1995, the rates at which deferred state and local income taxes are being provided were reduced to reflect the current estimate of the rate and jurisdictions in which the future liabilities are expected to be settled. Income taxes in the second quarter of 1995 reflect the benefit of a reduction in the valuation allowance related to excess capital allowances and net operating loss carryovers of a Canadian subsidiary of $6.6 million. A partnership agreement was executed between Wendy's and Tim Hortons establishing "TIMWEN Partnership" for purposes of accelerating the development of combination units of Wendy's and Tim Hortons in Canada. The reduction in the valuation allowance reflects the recognition of all remaining tax benefits pursuant to the success of the Canadian reorganization and the profitability of Canadian operations.

NOTE 4.  SUBSEQUENT EVENT
     On October 31, 1995, the company entered into a Share Purchase Agreement with 632687 Alberta Ltd. (Alberta) and Ronald V. Joyce to acquire all of the stock of Alberta for 16.45 million shares of a Canadian subsidiary of the company exchangeable for 16.45 million common shares of the company. Alberta is the parent company of the Tim Hortons restaurant chain. The completion of the transaction is subject to confirmation that the transaction will be treated as a "pooling of interests" and to the satisfaction of various other conditions. The transaction is expected to be completed in late 1995.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

The company recorded net income of $36.1 million for the third quarter ended October 1, 1995, while $29.8 million was reported for the third quarter ended October 2, 1994. Net income for the year-to-date period was $92.0 million for 1995 compared with $75.6 million for 1994.

RETAIL SALES
Domestic retail sales increased 5.3% for the third quarter of 1995 compared with the third quarter of 1994. This was primarily a result of a 2.9% increase in average restaurants open, and a 2.2% increase in average domestic net sales. Year-to-date domestic retail sales increased $41.0 million in 1995 compared with 1994 reflecting an additional 34 average restaurants open and a 1.7% increase in average domestic company-operated net sales. Average selling prices increased
 .1% during the current year.

The improvement in average domestic net sales was a result of the value menu strategy, such as Combo Meals, Kids' Meals, and Super Value Menu, solid restaurant operations, and effective marketing campaigns. However, intense competition within the quick-service restaurant industry continues to affect retail sales.

Average net sales per domestic Wendy's restaurant for the quarters and year-to-date periods ended October 1, 1995, and October 2, 1994, were as follows:


                                             %
                       Third Quarter     Increase      Year-to-Date        %
                      1995      1994    (Decrease)    1995      1994    Increase
                      ----      ----    ----------    ----      ----    --------
Company. . . . . .  $260,000  $254,450     2.2      $766,000  $752,950     1.7
Franchise. . . . .   250,950   253,200     (.9)      739,600   737,550      .3
Total Domestic . .   253,550   253,600      -        747,250   742,150      .7


The number of systemwide Wendy's restaurants open as of October 1, 1995 and October 2, 1994 was as follows:

                                         1995           1994
                                         ----           ----
Company. . . . . . . . . . . .          1,290          1,246
Franchise. . . . . . . . . . .          3,297          3,076
                                        -----          -----
Total Wendy's. . . . . . . . .          4,587          4,322
                                        -----          -----
                                        -----          -----

COST OF SALES AND RESTAURANT OPERATING COSTS
The company restaurant operating profit margin decreased in the third quarter 1995 to 15.8% versus 16.2% for 1994. The restaurant operating margin was 15.2% for the year-to-date 1995 and 15.4% for 1994. Cost of sales reflected increases in restaurant labor due to inflation in the restaurant labor wage rate throughout 1995. Likewise paper costs increased reflecting higher prices of the paper products used in the restaurants. Food costs were somewhat favorable with lower beef and chicken prices throughout the current year offset by higher lettuce prices in the quarter and additionally by higher tomato prices in the year-to-date period. Restaurant operating costs, as a percent of retail sales, reflect lower insurance costs in the third quarter and lower local advertising in the year-to-date period.

ROYALTIES
Royalties before reserve provisions increased $1.9 million in the third quarter 1995 compared with 1994. This was primarily a result of an increase of 176 average domestic restaurants open, while franchise domestic average net sales declined .9%. Royalties before reserve provisions increased $6.4 million for the year-to-date period of 1995 with franchise domestic average net sales up .3% and 180 more average domestic restaurants open.

Reserves were reduced by $500,000 in the third quarter of 1995. Royalty reserves of $1.9 million have been provided for the 1995 year-to-date period. This compares to royalty reserves of $918,000 for the third quarter and $2.9 million for the year-to-date 1994.

OTHER REVENUES
Other revenues increased $5.8 million over the third quarter of 1994. This reflected pretax gains related to franchising restaurants of $5.6 million in the third quarter 1995 versus $3.7 million in 1994 and gains from the sale of various properties leased to franchisees of $3 million in 1995 and $400,000 in 1994. For the year-to-date periods other revenues increased $9.5 million reflecting increased gains on franchising restaurants of $5.7 million and increased gains of $2.1 million on dispositions of leased properties.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the third quarter of 1995 were 6.8% of total revenues versus 6.5% in 1994. The year-to-date 1995 general and administrative expenses were 7.6% versus 7.1% in 1994. There was a $2.9 million increase for the quarter comparison and a $10.9 million increase for the year-to-date comparison which reflects increases in salaries and benefits of $2.4 million for the quarter and $5.8 million for the year-to-date periods. This was a result of annual employee merit and performance pay increases and minimal increases in staffing of overhead personnel throughout 1994 and the year-to-date 1995 to support new domestic and international restaurant development planned for 1995 and beyond. The year-to-date increase also reflected higher marketing research expenditures and increased spending to support international development.

INCOME TAXES
During the third quarter of 1995, the rates at which deferred state and local income taxes are being provided were reduced to reflect the current estimate of the rate and jurisdictions in which the future liabilities are expected to be settled. Year-to-date income taxes reflect the recognition in the second quarter of 1995 of the benefit of a reduction in the valuation allowance related to excess capital allowances and net operating loss carryovers of a Canadian subsidiary of $6.6 million. A partnership agreement was executed between Wendy's and Tim Hortons establishing "TIMWEN Partnership" for purposes of accelerating the development of combination units of Wendy's and Tim Hortons in Canada. The reduction in the valuation allowance reflects the recognition of all remaining tax benefits pursuant to the success of the Canadian reorganization and the profitability of Canadian operations.

                               FINANCIAL CONDITION

The company's financial condition remains solid at the end of the third quarter of 1995. The debt to equity and debt to total capitalization ratios were 18% and 15%, respectively, at October 1, 1995. These compare to a debt to equity ratio and debt to total capitalization ratio of 21% and 18%, respectively, at January 1, 1995. Year-to-date capital expenditures amounted to $120.9 million for 1995 compared to $97.9 million for 1994 representing an increase in new restaurant development.

                                     OUTLOOK

The company continues to employ its strategies as outlined in the company's 1994 Annual Report. As was expected, competition in the quick-service restaurant industry has been intense and will remain so in the foreseeable future.
Pressure on retail sales has continued throughout 1995. Emphasis continues to be on solid restaurant operations, new products, effective marketing, new restaurant development, and the overall financial health of the entire system. The company anticipates that as many as 400 new restaurants will be opened or under construction systemwide (both company and franchise) during 1995. Through October 1, 1995, the company and its franchisees opened 223 new restaurants with another 89 under construction.

On October 31, 1995, the company entered into a Share Purchase Agreement with 632687 Alberta Ltd. (Alberta) and Ronald V. Joyce to acquire all of the stock of Alberta for 16.45 million shares of a Canadian subsidiary of the company exchangeable for 16.45 million common shares of the company. Alberta is the parent company of the Tim Hortons restaurant chain. The completion of the transaction is subject to confirmation that the transaction will be treated as a "pooling of interests" and to the satisfaction of various other conditions. The transaction is expected to be completed in late 1995.

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

Financial Accounting Standard Number 123 (SFAS 123) - "Accounting for Stock-based Compensation" was issued and is effective for fiscal years beginning after December 29, 1996. The adoption of SFAS 123 will not have an impact on the results of operations or financial condition of the company.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           PART II: OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

(a) Index to Exhibits on Page 15.

(b) A report on Form 8-K was filed with the Securities and Exchange Commission on August 8, 1995, announcing the execution of the agreement in principle with 632687 Alberta Limited (Alberta) and Ronald V. Joyce to acquire Alberta. Copies of two press releases and a fact sheet with regard to the transaction were attached as exhibits.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WENDY'S INTERNATIONAL, INC.
                                        ---------------------------
                                               (Registrant)


Date:    11/09/95                       /s/ John K. Casey
      -----------------                 ---------------------------
                                        John K. Casey
                                        Vice Chairman and Chief
                                        Financial Officer

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS



  Exhibit
  Number                           Description                         Page No.
  -------                          -----------                         --------


     2                         Plan of Acquisition                     16 - 102

    11                         Computation of Net                     103 - 104
                             Income Per Common Share