Form 10-K
period 1995-12-31
WENDYS INTERNATIONAL INC
filed 1996-04-01
CIK 105668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended December 31, 1995

( ) TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from            to
                               ----------    ----------

                         Commission File Number: 1-8116

                           WENDY'S INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

             Ohio                                               31-0785108
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio 43017-0256
       (Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code     614-764-3100

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
- --------------------------------       -----------------------------------------
Common Shares, $.10 stated value        New York, Boston, Cincinnati, Midwest,
 (120,425,000 shares outstanding               Pacific, and Philadelphia
        at March 4, 1996)                           Stock Exchanges

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
                                           -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 4, 1996 was $1,749,922,560.

Documents incorporated by reference:
      Portions of the Definitive Proxy Statement dated March 6, 1996 are incorporated by reference into Part III.
Exhibit index on pages 33-35.


                                     1 of 68

PART I

ITEM 1. BUSINESS

- --------------------------------------------------------------------------------
THE COMPANY

                     Wendy's International, Inc. was incorporated in 1969 under the laws of the State of Ohio. Wendy's International, Inc. and its subsidiaries are collectively referred to herein as the "Company."

                     The Company is primarily engaged in the business of operating, developing, and franchising a system of distinctive quick-service restaurants. At December 31, 1995, there were 4,667 Wendy's restaurants (Wendy's) in operation in the United States and in 33 other countries and territories. Of these restaurants, 1,311 were operated by the Company and 3,356 by the Company's franchisees.

                     On December 29, 1995, the Company completed its acquisition of the Tim Hortons (Hortons) restaurant chain. The acquisition was accounted for as a pooling of interests and is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7, pages 10 through 14 of this Form 10-K). The acquisition is also reflected in the financial statements and notes thereto (Item 8, pages 15 through 26 of this Form 10-K). At December 31, 1995, the Company and its franchisees operated 1,197 Hortons restaurants in Canada and the United States.

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

                     Each Hortons unit offers coffee, fresh baked goods such as donuts, muffins, croissants, cookies, and in some units sandwiches and soups.

                     The Company strives to maintain quality and uniformity throughout all restaurants by publishing detailed specifications for food products, preparation, and service, by continual in-service training of employees, and by field visits from Company supervisors. In the case of franchisees, field visits are made by Company personnel who review operations and make recommendations to assist in compliance with Company specifications.

                     Generally, the Company does not sell food or supplies to its Wendy's franchisees. However, the Company has arranged for volume purchases of many of these products. Under the purchasing arrangements, independent distributors purchase certain products directly from approved suppliers, and store and sell them to local Company and franchised restaurants. These programs help assure availability of products and provide quantity discounts, quality control, and efficient distribution. These advantages are available both to the Company and to any franchisees who choose to participate in the distribution program.

                     Under the Hortons franchise arrangements the franchisee is required to purchase certain products such as coffee, sugar, flour, and shortening from a Hortons subsidiary. These products are distributed from six warehouses located across Canada. Products are delivered to Hortons restaurants primarily by Hortons fleet of trucks and trailers.

                     The New Bakery Co. of Ohio, Inc., (Bakery) a wholly-owned subsidiary of the Company, is a producer of buns for Wendy's restaurants. At December 31, 1995, the Bakery supplied 713 restaurants operated by the Company and 1,243 restaurants operated by franchisees. At the present time, the Bakery does not manufacture or sell any other products.

                     See Note 11 under Item 8 on page 26 of this Form 10-K for information regarding revenues, income before income taxes and identifiable assets attributable to the Company's geographic areas.

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

- --------------------------------------------------------------------------------
TRADEMARKS AND SERVICE MARKS OF THE COMPANY

                     The Company has registered certain trademarks and service marks in the United States Patent and Trademark office and in international jurisdictions, some of which include "Wendy's", "Wendy", "Old Fashioned Hamburgers", and "Quality Is Our Recipe". The Company, through its acquisition of Hortons, has acquired the rights of certain trademarks and service marks registered in the United States Patent and Trademark office and the Canadian Trademark office, some of which include "Tim Hortons," "TimBits," and "Your Friend Along the Way." The Company believes that these and other related marks are of material importance to the Company's business. Domestic trademarks and service marks expire at various times from 1995 to 2009, while international trademarks and service marks have various durations of 5 to 20 years. The Company generally intends to renew trademarks and service marks which expire.

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

- --------------------------------------------------------------------------------
COMPETITION

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

                     The Company's competitive position at its Wendy's restaurants is enhanced by its use of fresh ground beef, its unique and diverse menu, promotional products, its wide choice of condiments, and the atmosphere and decor of its restaurants. Hortons is known for the freshness of its wide variety of baked goods and for its excellent coffee.

- --------------------------------------------------------------------------------
RESEARCH AND DEVELOPMENT

                     The Company engages in research and development on an ongoing basis, testing new products and procedures for possible introduction into the Company's systems. While research and development operations are considered to be of prime importance to the Company, amounts expended for these activities are not deemed material.

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

- --------------------------------------------------------------------------------
ACQUISITIONS AND DISPOSITIONS

                     The Company has from time to time acquired the interests of and sold Wendy's restaurants to franchisees, and it is anticipated that the Company may have opportunities for such transactions in the future. The Company generally retains a right of first refusal in connection with any proposed sale of a franchisee's interest. The Company will continue to sell and acquire Wendy's restaurants in the future where prudent.

                     See Notes 6 and 7 under Item 8 on page 24 of this Form 10-K for further information regarding acquisitions and dispositions.

- --------------------------------------------------------------------------------
INTERNATIONAL OPERATIONS

                     Markets in Canada are currently being developed for both company owned and franchised restaurants. In addition to the countries and territories listed under Item 2 on page 7 of this Form 10-K, the Company has granted development rights for Bahrain, Egypt, Morocco, Qatar, Tunisia, and the Yemen Arab Republic.

- --------------------------------------------------------------------------------
FRANCHISED WENDY'S RESTAURANTS

                     As of December 31, 1995, the Company's franchisees operated 3,356 Wendy's restaurants in 50 states, the District of Columbia, and 33 other countries and territories.

                     The rights and franchises under which most franchised restaurants in the United States are operated are set forth in one basic document, the Restaurant Franchise Agreement. This document gives the franchisee the right to construct, own, and operate a Wendy's restaurant upon a site accepted by Wendy's and to use the Wendy's system in connection with the operation of the restaurant at that site. Since January 1995 the Company has used a revised form of agreement, the Wendy's Unit Franchise Agreement, for new franchised restaurants operated in the United States.

                     Wendy's has in the past franchised under different agreements on a multi-unit basis; however, now it is generally the intent of the Company to grant new franchises both in the United States and foreign countries on a unit-by-unit basis.

                     After having submitted to Wendy's the requested application and financial materials, if initially approved by Wendy's, an individual becomes an approved applicant upon the execution of a Preliminary Letter Agreement. This Preliminary Letter Agreement does not guarantee that the applicant will be accepted as a Wendy's franchisee but entitles the applicant to commence a training program, intended to allow both parties the opportunity to more carefully assess a long-term franchise relationship. For existing franchisees who in Wendy's opinion are not in need of additional training or part of a special program, the Preliminary Letter Agreement may not be necessary. Upon the execution of a Preliminary Letter Agreement, the applicant is required to pay a non-refundable fee of $5,000 to help defray some of the cost of initial orientation, the processing of the application and background investigation.

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

                     The technical assistance fee is used to defray some of the cost to the Company in providing technical assistance in the development of the Wendy's restaurant, initial training of franchisees or their operator, and in providing other assistance associated with the opening of the Wendy's restaurant. In certain limited instances (like the regranting of franchise rights or the relocation of an existing restaurant) Wendy's may charge a reduced technical assistance fee or may waive the technical assistance fee. The Company does not select or employ personnel on behalf of the franchisees.

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

                     See Schedule II on page 32 of this Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 on pages 10 through 14 and Note 8 under Item 8 on page 24 of this Form 10-K for further information regarding reserves, commitments, and contingencies involving franchisees.

- --------------------------------------------------------------------------------
FRANCHISED HORTONS UNITS

                     Hortons franchisees operate under several types of license agreements. The standard term of a license agreement is ten years plus one renewal period of ten years less one day. The renewal is at the option of the franchisee.

                     For franchisees who lease land, building and/or equipment from Hortons, the license agreement generally requires between 3% and 6% of gross weekly sales for royalties plus a base monthly rental payment and an incremental variable rental payment based on gross monthly sales. For franchisees who do not lease land, building and/or equipment from Hortons, the license agreement generally requires 4.5% to 7.5% of gross weekly sales for royalties. Hortons generally retains the right to re-acquire a franchisee's interest in a restaurant in the event the franchisee wants to sell its interest during the first five years of the term of the license agreement. After such period, Hortons generally retains a right of first refusal with regard to any proposed transfer of the franchisee's interest in the restaurant, together with the right to consent to a transfer to a new franchisee.

                     Franchisees are also required to contribute 4% of gross monthly sales to the Hortons advertising fund, known as the Ad Fund.

- --------------------------------------------------------------------------------
ADVERTISING AND PROMOTIONS

                     Products sold by Wendy's restaurants are advertised through television, radio, newspapers, and a variety of promotional campaigns. The Company attempts to keep franchisees informed of current advertising techniques and effective promotions. The Company's advertising materials are also made available to the franchisees. Both the Restaurant Franchise Agreement and the Wendy's Unit Franchise Agreement provide that franchisees will spend 4% of their gross receipts for advertising and promotions. The Restaurant Franchise Agreement specifies 2% is to be spent on local and regional advertising (including in many cases cooperative advertising), and 2% is the required contribution to The Wendy's National Advertising Program, Inc. (WNAP). Under the Restaurant Franchise Agreement the Company has the ability to increase the required local and regional expenditures to 3%, for a total of 5% for advertising and promotions, subject to certain conditions.

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

                     In 1995, 1994, and 1993 a systemwide vote was taken on a proposal to increase national advertising during the following calendar year. This voluntary program reallocates the 4% required minimum advertising expenditures such that 21/2% goes toward national advertising and 11/2% toward local and regional advertising during 1996, 1995, and 1994. These minimum requirements will revert back to 2% for national and 2% for local and regional advertising unless a new systemwide vote in 1996 approves reallocation for 1997.

                     During 1995, 1994, and 1993, approximately $105 million, $101 million, and $86 million, respectively, were spent on advertising, promotions, and related expenses by WNAP. WNAP is a not-for-profit corporation which was established to collect and administer the funds contributed by the Company and all domestic franchisees. WNAP's Trustees are comprised of representatives of both the Company and its franchisees.

                     Products sold by Hortons restaurants are advertised through television, radio, newspapers and a variety of promotional campaigns. Hortons provides franchisees with suggested advertising and promotional materials. Hortons currently collects 4% of monthly gross sales from franchisees as a contribution to the Ad Fund. During 1995, 1994 and 1993, approximately $21 million, $17 million and $15 million, respectively, was spent by the Ad Fund.

- --------------------------------------------------------------------------------
PERSONNEL

                     As of December 31, 1995, the Company employed approximately 47,000 people, of whom approximately 46,000 were employed in company-operated restaurants. The total number of full-time employees at that date was approximately 8,000. The Company believes that its employee relations are satisfactory.

- --------------------------------------------------------------------------------
ITEM 2. PROPERTIES

                     Wendy's restaurants are built to Company specifications as to exterior style and interior decor. The majority are free-standing, one-story brick buildings, substantially uniform in design and appearance, constructed on sites of approximately 40,000 square feet, with parking for approximately 45 cars. Some restaurants, located in downtown areas or shopping malls, are of a store-front type and vary according to available locations but generally retain the standard sign and interior decor. The typical new free-standing restaurant contains about 2,800 square feet and has a preparation area, a dining room capacity for 90 persons, and a double pick-up window for drive-through service. The restaurants are generally located in urban or heavily populated suburban areas, and their success depends upon serving a large number of customers. Wendy's also operates restaurants in special site locations such as Wal-Mart stores, travel centers, gas station/convenience stores, military bases, arenas, malls, hospitals, airports, and college campuses.

                     The standard Hortons restaurant currently being built consists of a free-standing producing unit totaling 3,000 square feet. Each of these includes a bakery capable of supplying fresh baked goods every 12 hours to several satellite Hortons within a defined area. In addition, Hortons has a prefabricated, 500 square foot, drive-through-only unit. Hortons also has kiosks, full-service carts, and mobile carts which are typically located in high traffic areas.

                     There are also Wendy's and Hortons concepts combined in one free-standing unit which averages about 5,000 square feet. They share a common dining room seating 104, but each has its own food preparation and storage areas and most have a pick-up window for each restaurant.

                     At December 31, 1995, the Company and its franchisees operated 4,667 Wendy's restaurants in the locations listed under Item 2 on page 7 of this Form 10-K. Of the 1,311 company-operated Wendy's restaurants, the Company owned the land and building for 625 restaurants, owned the building and held long-term land leases for 266 restaurants, and held leases covering land and building for 420 restaurants. The Company's land and building leases are generally written for terms of 20 to 25 years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 1% to 10%) of annual sales in excess of specified amounts. Some of the real estate owned by the Company is subject to mortgages which mature over various terms. Surplus land and buildings are generally held for sale. At December 31, 1995, there were 1,197 Hortons units, of which all but 38 were franchise operated. Of the 1,159 franchised units, 192 were owned by Hortons and leased to franchisees, 623 were leased by Hortons and in turn sub-leased to a franchisee, with the remainder either owned or leased directly by the franchise owner.

                     The Company also owned land and buildings or subleased for 404 Wendy's restaurant locations and 815 Hortons locations which were in turn leased to its franchisees.

                     The Company owns approximately 37.6 acres of land in Dublin, Ohio on which are located the Company's corporate headquarters. This complex contains approximately 200,000 square feet of office space.

                                DOMESTIC WENDY'S
        STATE                                               COMPANY    FRANCHISE
       Alabama                                                 -          84
       Alaska                                                  -           8
       Arizona                                                50          15
      Arkansas                                                 -          41
     California                                               14         177
      Colorado                                                38          55
     Connecticut                                               -          20
      Delaware                                                11           7
       Florida                                               149         155
       Georgia                                                56         145
        Idaho                                                  -          17
      Illinois                                                86         115
       Indiana                                                 -         133
        Iowa                                                   -          34
       Kansas                                                 14          44
      Kentucky                                                 3          90
      Louisiana                                               39          22
        Maine                                                  1           9
      Maryland                                                 -          90
    Massachusetts                                             32          26
      Michigan                                                41         145
      Minnesota                                               26          21
     Mississippi                                              21          41
      Missouri                                                16          63
       Montana                                                 -          13
      Nebraska                                                 -          30
       Nevada                                                  -          36
    New Hampshire                                              2          18
     New Jersey                                                2          66
     New Mexico                                                -          22
      New York                                                 -         145
   North Carolina                                             54         119
    North Dakota                                               -           6
        Ohio                                                 194         170
      Oklahoma                                                 -          40
       Oregon                                                 19          32
    Pennsylvania                                             109          86
    Rhode Island                                               -           6
   South Carolina                                              -          78
    South Dakota                                               -           9
      Tennessee                                                -         148
        Texas                                                102         164
        Utah                                                   -          33
       Vermont                                                 -           3
      Virginia                                                56         101
     Washington                                               43          14
    West Virginia                                             22          35
      Wisconsin                                                -          49
       Wyoming                                                 -          11
District of Columbia                                           -           6
                                                           -----       -----
                                                           1,200       2,997
                                                           -----       -----


                              INTERNATIONAL WENDY'S

  COUNTRY/TERRITORY                                          COMPANY   FRANCHISE
        Aruba                                                   -          3
       Bahamas                                                  -          4
       Canada                                                 105         98
   Cayman Islands                                               -          1
        China                                                   -          1
 Dominican Republic                                             -          4
     El Salvador                                                -          5
       Greece                                                   -          8
        Guam                                                    -          2
      Guatemala                                                 -          3
       Hawaii                                                   -          5
      Honduras                                                  -          5
      Hong Kong                                                 -          7
       Hungary                                                  -          1
       Iceland                                                  -          1
      Indonesia                                                 -         18
        Italy                                                   -          2
        Japan                                                   -         54
       Kuwait                                                   -          3
       Mexico                                                   -          8
     New Zealand                                                -          6
        Oman                                                    -          1
     Philippines                                                -         31
       Poland                                                   -          1
     Puerto Rico                                                -         19
    Saudi Arabia                                                -         14
     South Korea                                                -         26
     Switzerland                                                -          3
       Taiwan                                                   -         12
      Thailand                                                  -          3
       Turkey                                                   -          4
United Arab Emirates                                            -          2
   United Kingdom                                               6          1
   Virgin Islands                                               -          3
                                                              ---        ---
                                                              111        359
                                                              ---        ---


                                   TIM HORTONS

DOMESTIC                                                        CANADA
FRANCHISE                                                COMPANY       FRANCHISE

   17                                                      38          1,142
   --                                                      --          -----

- --------------------------------------------------------------------------------
ITEM 3. LEGAL PROCEEDINGS

                     On May 26, 1989, Jonathan Raven and Eli Shapiro, individually and purportedly on behalf of a putative class of other persons similarly situated, filed a complaint against the Company and others in the U.S. District Court for the Northern District of Illinois, Eastern Division. The complaint, insofar as it pertained to the Company, alleged violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 of the Securities and Exchange Commission promulgated thereunder, and the common law. The plaintiffs claimed to be investors in a limited partnership which was a franchisee of the Company. The partnership was formed in 1985 to purchase from the Company restaurants located in Washington and Oregon. The purchase was funded in part by the offering of limited partnership interests and revenue sensitive subordinated notes to the investors. The offering was concluded in 1986. The complaint sought compensatory damages in the amount of $18 million, attorneys fees and rescission of the purchases of limited partnership interests and revenue sensitive subordinated notes sold in the offering. The Company obtained releases from 82% of the potential plaintiffs. The remaining potential plaintiffs have not been certified as a class. The case was transferred upon motion of the defendants to the U.S. District Court in Atlanta, Georgia. The defendants' motion to dismiss the federal claims was granted with prejudice on October 9, 1991. The defendants' motion to dismiss the state claim was granted without prejudice on the same day. The plaintiffs filed a motion for reinstatement of their Section 10(b), Rule 10b-5 and common law claims on February 14, 1992. That motion was granted on September 24, 1992. The defendants subsequently filed a motion to permit an interlocutory appeal and renewed their motion to dismiss the Section 10(b) and Rule 10b-5 claims for reasons the court had not yet considered. The defendants' motion to file an interlocutory appeal was granted. In an opinion dated January 22, 1996, the 11th Circuit Court of Appeals vacated the reinstatement of the complaint. The plaintiffs have not filed an appeal or otherwise sought reconsideration. This case was last referenced in the Company's Form 10-K for the year ended January 1, 1995.

                     On April 12, 1994, Richard Johnson and 12 other individuals, individually and purportedly on behalf of a putative class of other persons similarly situated, filed a complaint against the Company and others in the U.S. District Court for the Northern District of Georgia. The complaint alleged that the Company had engaged in racial discrimination in violation of Title VII and 42 U.S.C.
                     Section 1981. The plaintiffs further alleged that the Company conspired with certain of its franchisees to deprive the plaintiffs and employees of such franchisees of their rights under 42 U.S.C. Section 1985. The plaintiffs sought judgment in an undetermined amount against the Company for punitive and compensatory damages (including benefits) as well as injunctive and equitable relief, including reinstatement of the plaintiffs to their former positions. The complaint was dismissed with prejudice pursuant to a settlement agreement between the parties. The final order of settlement was entered by the District Court on January 2, 1996. The settlement was not material to the financial condition of the Company. This case was last referenced in the Company's Form 10-K for the year ended January 1, 1995.

                     On April 29, 1994, Mercy Health Services filed a complaint against the Company in the U.S. District Court for the Southern District of New York. The plaintiff, a shareholder of the Company, alleges that the Company wrongfully refused to include a shareholder resolution in the Company's notice of proxy and proxy statement for the May 2, 1994 Annual Meeting of Shareholders. The shareholder resolution requested the Board of Directors to adopt a policy making all company restaurants smoke-free by 1995, and requested that the policy include stipulations that, beginning in 1995, all new franchisees' facilities be smoke-free and all renewals of franchise agreements include smoke-free facilities in the agreements. The plaintiff seeks a declaration that the Company's failure to include the shareholder resolution in the proxy statement was unlawful, an injunction which would enjoin the Company from excluding the plaintiff's shareholder resolution from any future proxy statements when the resolution otherwise qualifies for inclusion under the applicable rules of the Securities and Exchange Commission, and an award for costs, expenses and attorneys fees. The Company filed a motion for judgment on the pleadings and the plaintiff filed a cross-motion for summary judgment. Both motions were denied by the District Court on November 29, 1994. Discovery is underway in this case. The Company intends to defend the action vigorously, and believes that it has meritorious defenses to this action and that an unfavorable judgment would not have a material impact upon the financial condition of the Company. This case was last referenced in the Company's Form 10-K for the year ended January 1, 1995.

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

                     MARKET PRICE OF COMMON STOCK

                     1995                 High            Low           Close
                     --------------------------------------------------------
                     First Quarter       $17 5/8       $14 3/8        $16 3/8
                     Second Quarter       18 7/8        16             17 7/8
                     Third Quarter        22 3/4        17             21 1/8
                     Fourth Quarter       22 1/4        19 1/4         21 1/4

                     1994                 High            Low           Close
                     --------------------------------------------------------
                     First Quarter       $18 3/8        $16 1/4       $17 1/8
                     Second Quarter       18 1/2         15 1/2        15 3/4
                     Third Quarter        16 1/2         14            14 1/2
                     Fourth Quarter       15 3/4         13 1/4        14 3/8

                     At March 4, 1996, the Company had approximately 64,000 shareholders of record.

                     DIVIDENDS DECLARED PER SHARE

                     Quarter              1995           1994
                     ----------------------------------------
                     First                $.06           $.06
                     Second                .06            .06
                     Third                 .06            .06
                     Fourth                .06            .06

- --------------------------------------------------------------------------------
Item 6. Selected Financial Data

                     The following has been restated to reflect the acquisition of Tim Hortons treated as a pooling of interests.

                                                          1995      1994       1993     1992*      1991
                     OPERATIONS (In millions)
                     Systemwide sales - Wendy's         $4,494.8   4,227.2   3,924.1   3,612.9   3,223.6
                     Systemwide sales - Hortons         $  541.3     440.4     377.4     340.5     308.1
                     Retail sales                       $1,461.9   1,365.7   1,288.5   1,207.0   1,038.6
                     Revenues                           $1,746.3   1,591.6   1,482.4   1,381.0   1,186.6
                     Gross profit**                     $  444.6     388.7     343.2     309.7     258.9
                     Income before income taxes         $  165.1     150.3     118.2     103.8      78.9
                     Net income                         $  110.1      97.4      80.5      66.5      51.9
                     Capital expenditures               $  217.5     172.4     137.2     139.5      86.3

                     FINANCIAL POSITION (In millions)
                     Total assets                       $1,509.2   1,214.8   1,100.3   1,013.4     965.9
                     Property and equipment, net        $1,006.7     865.2     786.7     745.3     682.2
                     Long-term obligations              $  337.2     144.9     200.6     233.7     239.6
                     Shareholders' equity               $  818.8     701.9     623.8     552.9     504.2

                     PER SHARE DATA
                     Net income - fully diluted         $    .88       .79       .67       .56       .45
                     Dividends                          $    .24       .24       .24       .24       .24
                     Market price at year-end           $  21.25     14.38     17.38     12.63      9.25

                     *  Fiscal year 1992 includes 53 weeks.

                     ** Total revenues less cost of sales, company restaurant
                        operating costs, and operating costs.

- --------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

                     RESULTS OF OPERATIONS

                     1995 Overview

                     1995 brought major changes to the composition of Wendy's International, Inc. (company). The company acquired all the stock of the parent of the Tim Hortons restaurant chain (Hortons) on December 29, 1995 (the transaction). (See Note 6 to Consolidated Financial Statements). Hortons is the second largest restaurant chain in Canada and the largest chain that features coffee and fresh baked goods such as donuts, muffins, croissants, cookies, and fancy desserts.

                     This transaction was accounted for as a pooling of interests and therefore all financial statements were restated to reflect the activity of both Wendy's and Hortons. As a result, the income statement presentation has been modified to accommodate the combined activities of both companies.

                     The net income for prior years has been restated to give effect to the transaction. The following chart shows restated net income and the impact of some related special charges on 1995's net income. The equivalent fully diluted earnings per share (EPS) is also included.

                                              1995      EPS        1994      EPS       1993      EPS
                     Net income
                     as reported          $110,070    $ .88    $ 97,432     $.79    $80,517     $.67
                     Profit sharing         16,299               16,042              12,907
                                          --------             --------             -------
                     Pro forma
                     net income            126,369    $1.01     113,474     $.92     93,424     $.77

                     Special charges        15,365
                                          --------             --------             -------
                     Net income
                     before special
                     charges              $141,734    $1.12    $113,474     $.92    $93,424     $.77
                                          --------             --------             -------

                     The profit sharing item (the pro forma adjustment on the Consolidated Statement of Income) reflects the add back of compensation expense, net of taxes, to the sole shareholder of Hortons. This expense, included as part of special charges on the Consolidated Statement of Income, occurred while Hortons was a private company and no similar expense applies in 1996 and future years. In addition, in 1995 there were significant special charges including legal, accounting, and professional fees related to the Hortons transaction, reserves provided for various contingencies, and costs related to organizing Canadian operations to blend the Wendy's and Hortons concepts.

                     Retail Sales

                     Retail sales, which include sales from company-operated restaurants and bakery and warehouse sales, grew 7.0% in 1995 over 1994, from $1.366 billion to $1.462 billion, and grew 6.0% in 1994 compared with 1993. The changes reflect an increase of 1.3% in average company-operated domestic net restaurant sales in 1995, and 2.4% in 1994. Contributing to this were an additional 37, 26, and 32 average Wendy's company-operated domestic restaurants open during 1995, 1994, and 1993, respectively. Bakery and warehouse sales also increased 23% in 1995 and 25% in 1994, in line with an increase in the number of franchised restaurants serviced.

                     The improvement in average Wendy's company domestic net sales was a result of the value menu strategy, such as Combo Meals, Kids' Meals, and Super Value Menu, and solid restaurant operations, and effective marketing campaigns. However, intense competition within the quick-service restaurant industry continued to adversely affect Wendy's domestic retail sales, and harsh weather conditions in the last quarter of 1995 additionally impacted sales. The average number of transactions in domestic Wendy's increased approximately .4% in 1995 compared with a 1.2% increase in 1994, and 4.2% in 1993. Domestic selling prices increased only .2% during the year, while remaining unchanged for 1994, and decreasing .4% in 1993, reflecting the company's continued emphasis on its value strategy.

                     The following chart reflects average net sales per domestic Wendy's restaurant for the last three years:

                                                1995           1994         1993
                     Company              $1,014,000     $1,001,000     $978,000
                     Franchise            $  974,000     $  982,000     $960,000
                     Total domestic       $  986,000     $  988,000     $966,000

                     Franchise Revenues

                     Franchise revenues primarily consist of royalties, rental income, franchise fees, and gains from restaurant dispositions. Reserves against collection of these franchise revenues are also provided. The franchise fees primarily include reimbursement for various company costs and expenses related to establishing the franchisees' business, and includes initial equipment packages for Hortons franchisees.

                     Royalties before reserves increased $10.4 million or 8.0% in 1995, and $12.0 million or 10.2% in 1994. This primarily reflects an increase in the number of franchise restaurants. An average of 263 more restaurants were open in 1995 and an average of 231 more in 1994.

                     Management reviews reserves on a regular basis and believes the company has adequate levels for royalty and other franchise-related receivables and contingencies. When the outlook changes for reserve levels established in prior years, they are modified accordingly and the impact is reflected in general and administrative expense, as discussed below.

                     Rental income on restaurants increased $10.7 million in 1995 and $7.3 million in 1994. Rental income increases reflect the additional number of restaurants being leased to franchisees. At the end of 1995, 1,257 restaurants were leased to franchisees, versus 1,055 in 1994, and 818 in 1993.

                     Franchise fees increased $8.0 million in 1995 and $8.6 million in 1994, reflecting additional franchise restaurants.

                     In keeping with the company's continuing strategy of buying and selling Wendy's restaurants, pretax gains related to franchising 120 restaurants amounted to $37.8 million in 1995, $11.6 million in 1994 for 49 restaurants, and $8.1 million in 1993 for 86 restaurants. Additionally, pretax gains resulting from disposition of properties which were previously leased by franchisees from Wendy's amounted to $3.8 million in 1995, $2.4 million in 1994, and $.8 million in 1993.

                     Cost of Sales and Restaurant Operating Costs

                     Domestic Wendy's cost of sales increased to 58.7% of retail sales in 1995 from 58.0% in 1994, and 58.5% in 1993.
                     Domestic food costs as a percent of domestic retail sales decreased to 29.1% in 1995 from 29.3% in 1994, and 30.2% in 1993. This reflects favorable purchase prices for key products such as beef and chicken offset by higher produce prices during 1995. All key products reflected favorable pricing during 1994. Bakery and warehouse cost of sales increased $23.7 million in 1995 and $20.8 million in 1994 reflecting new franchise restaurants serviced.

                     Domestic Wendy's restaurant labor costs as a percent of domestic retail sales were 25.6% in 1995 compared with 24.8% in 1994, and 24.5% in 1993. The percentages reflect increases in restaurant labor due to inflation in the restaurant labor wage rate, particularly in 1995. The inflation was driven by demand throughout the industry for quality labor to provide quality service to customers. Compounding this problem is the current demographic trend toward a smaller portion of the population in this targeted group. The company continues to control labor costs by adherence to its labor guidelines. Sales per labor hour increased in both 1995 and 1994 in company restaurants.

                     Domestic Wendy's company restaurant operating costs increased $12.6 million in 1995, $11.4 million in 1994, and $12.0 million in 1993. Domestic operating costs were 26.2%, 26.3%, and 26.6% of retail sales, respectively. As a percent of sales, costs were consistent in 1995 and 1994. Improvements during 1994 were seen in advertising, utilities, and insurance expense.

                     Domestic Company Operating Margin

                     Competition in the domestic quick-service restaurant industry was very intense during the last three years, particularly focusing on prices. Therefore, while costs of running the restaurant are subject to normal inflation, selling prices have remained virtually unchanged. The average sales increases from domestic Wendy's of 1.3% in 1995 and 2.4% in 1994 were not sufficient to provide leverage on costs as a percent of retail sales. This, in conjunction with increasing labor rates resulted in a domestic operating margin of 15.1% in 1995 versus 15.7% in 1994, the first margin decline since 1989. In 1994, the margin improved .8% from the prior year with advertising, utilities, and insurance expense a lower percent of sales. The following chart details the domestic company operating margin:

                                                                   1995          1994           1993
                                                             % OF SALES    % OF SALES     % OF SALES
                     Retail sales                                 100.0%        100.0%         100.0%
                     Cost of sales                                 58.7%         58.0%          58.5%
                     Company restaurant operating costs            26.2%         26.3%          26.6%
                                                                  -----         -----          -----
                     Domestic company operating margin             15.1%         15.7%          14.9%
                                                                  -----         -----          -----

                     Operating Costs

                     Operating costs include rent expense related to properties leased to franchisees, and cost of equipment sold to Hortons franchisees as part of the initiation of the franchise business. Training and other costs necessary to insure a successful Hortons franchise opening, and costs to operate and maintain the warehouse and bakery operations are also included in operating costs. Costs that can not be directly related to generating revenue are included in general and administrative expenses. Depreciation on properties owned and leased to franchisees is included in depreciation expense on the income statement.

                     The increases in operating costs of $7.8 million, a 14.8% increase in 1995, and $8.3 million, an 18.7% increase in 1994 were due to the addition of restaurants leased to franchisees. There were 202 more restaurants under franchise lease arrangements in 1995 than in 1994, and 237 more in 1994 than 1993.

                     General and Administrative Expenses

                     General and administrative expenses were $136.4 million or 7.8% of revenues for the year 1995 compared with $120.6 million or 7.6% for 1994, and $113.0 million or 7.6% for 1993. Salaries and related benefits, the largest component of general and administrative expenses, increased $7.7 million in 1995 and $8.4 million in 1994. This primarily reflects annual merit-based employee compensation increases and administrative staff additions to support the rapid growth of Hortons in Canada and international and domestic Wendy's growth. Insurance expense declined $3.1 million in 1994 as the prior year included an additional $4.0 million accrual to reflect trends in domestic year-end 1993's workers' compensation and general liability claims.

                     As a result of continuing improvement in the financial strength of the Wendy's franchise community, net reserve reversals reduced expenses by $1.2 million in 1995, $2.1 million in 1994, and $2.2 million in 1993.

                     Special Charges

                     The Hortons transaction resulted in unusual expenses being realized. Compensation expense was paid to the sole shareholder of Hortons and amounted to $29.6 million in 1995, $28.9 million in 1994, and $23.3 million in 1993.
                     Various legal, accounting, and other professional fees of $4.0 million were incurred to effectuate the Hortons transaction. Additionally, reserves of $13.5 million were provided for possible environmental issues and contingencies. Other costs were incurred related to organizing Canadian operations to efficiently blend the Wendy's and Hortons concepts.

                     Interest

                     Net interest expense decreased in 1995 and 1994 primarily as a result of lower interest expense of $20.5 million in 1995 compared with $22.2 million in 1994, and $23.6 million in 1993. Interest expense was reduced due to debt retirements of Wendy's related borrowings, partly offset by higher interest expense on loans to support Hortons growth.

                     Income Taxes

                     The effective income tax rate for 1995 was 33.3% compared with 35.2% for 1994, and 31.9% in 1993. In 1993, the company generated a Canadian tax benefit of $6.0 million as a result of regionalizing Canadian operations. A tax benefit of $6.6 million related to Canadian operations was realized in 1995 pursuant to further successful developments related to the 1993 Canadian reorganization.

                     FINANCIAL POSITION

                     Overview

                     Total assets increased $294.4 million or 24.2% over 1994 primarily due to additions to property and equipment for restaurant development. Total cash and short-term investments amounted to $213.8 million at year-end 1995 compared with $142.9 million at year-end 1994. The increase primarily reflects the issuance of $100 million 6.35%, ten-year Notes and $100 million 7%, 30-year Debentures at the end of 1995 net of $50 million note repayment in early 1995. Long-term notes receivable from restaurant dispositions during 1995 were $37 million. Income taxes payable reflects prepayment of income taxes which will be recovered in early 1996. Return on average assets, without special charges previously discussed, was 17.1% in 1995 compared with 17.5% in 1994.

                     Long-term debt increased in 1995 reflecting the issuance of the $200 million additional debt, net of $7.0 million representing interest rate hedges and discount. Offsetting this was the repayment of the $50 million note. The long-term debt to equity ratio increased to 41% for year-end 1995 compared to 21% at year-end 1994.

                     The company's return on average equity was 18.3% in 1995 compared with 16.7% in 1994. As with the return on average assets, this return is calculated excluding the special charges previously discussed.

                     The following chart shows year-end reserve balances related to royalty receivables and other franchise-related receivables and contingencies by balance sheet category:

                                                 DECEMBER 31,    JANUARY 1,
                     (in millions)                       1995          1995
                     Accounts receivable, net           $ 7.4         $ 7.1
                     Notes receivable, net                 .6            .8
                     Other assets                         2.5           2.3
                     Accrued expenses, other               .3            .6
                                                        -----         -----
                                                        $10.8         $10.8
                                                        -----         -----

                     Cash Flow

                     Cash provided by operating activities was $164.9 million in 1995, $168.0 million in 1994, and $151.3 million in 1993.
                     Over the past three years, cash provided by operating activities was primarily used for capital expenditures, dividend payments, debt repayment, and acquisitions of franchised restaurants. During this time, the company acquired 149 Wendy's restaurants and repaid $214.5 million in debt.

                     Cash proceeds of $40.4 million were realized in 1995 from the sale of Wendy's company-operated restaurants to franchisees, while $21.1 million was provided in 1994, and $17.2 million in 1993. The company issued $200 million of additional long-term debt in 1995.

                     During 1995, capital expenditures amounted to $217.5 million. New restaurant expenditures amounted to $123.5 million; $54.3 million was spent for improvements to existing restaurants; and $39.7 million was spent for other additions. These included Hortons expenditures of $40.3 million for new restaurant development, which are leased to franchisees. Current plans are to open or have under construction about 475 new Wendy's restaurants, of which approximately 150 will be company-operated Wendy's sites, and 273 new Hortons in 1996. Capital expenditures could total as much as $345 million in 1996 including approximately $52 million for Hortons. Cash provided by operating activities, cash and investments on hand, existing revolving credit agreements, and possible asset dispositions should enable the company to meet its financial requirements through 1996. If additional cash is needed for capital expenditures, future acquisitions of restaurants from franchisees, or for other corporate purposes, the company believes it would be able to obtain additional cash through existing revolving credit agreements, new revolving credit agreements which the company believes it could execute, or through the issuance of debt securities.

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

                     International

                     Hortons is the second largest quick-service restaurant chain in Canada and at year end had 1,197 restaurants. These include standard full-size restaurants, satellites, drive-through-only units, and kiosks/Essos sites. In total, 273 sites opened in 1995. The average sales at standard restaurants were $641,000 (U.S. dollars) in 1995, an increase of 2.9%. The company believes there are significant opportunities to expand the Hortons concept throughout Canada, and eventually perhaps other international markets. Future expansion should primarily be through franchising, and the company plans to open, or have under construction, 273 Hortons units in 1996.

                     Canada is the largest international market for the Wendy's concept, and like domestic markets, the restaurant industry is extremely competitive. The environment includes a difficult economy, adverse tax laws, and minimum wage increases. It was a productive year in 1995 as average net sales of company-operated restaurants increased 5.9% in local currency, following a 5.9% increase a year ago. In 1995, 13 company-operated Wendy's and 15 franchised Wendy's opened in Canada, bringing the total restaurants to 203 at year end. The company plans to have open as many as 50 new restaurants in 1996. Included in these restaurants are combination units of Wendy's and Hortons which have proven successful with 23 units open at the end of 1995, and plans to develop as many as 25 more in 1996. The combination units are also being tested in U.S. markets, with one unit open at year end and seven planned for 1996.

                     The company's expansion of the Wendy's concept outside Canada continued with 42 new restaurants open, including the 54th restaurant in Japan, the company's second largest international market. International growth continues to be primarily through franchising, but joint ventures will also be utilized, and parts of England are being developed as company-operated Wendy's markets. The company anticipates opening or having under construction 100 new Wendy's in international markets outside Canada in 1996. Approximately half of these are planned for Asia.

                     The company intends to accelerate all international development in 1996 and beyond. At year-end 1995 there were 470 Wendy's and 1,180 Hortons open outside the U.S. The company anticipates opening or having under construction 150 international Wendy's and 273 Hortons in 1996.

                     MANAGEMENT'S OUTLOOK

                     The company anticipates 1996 to be even more challenging than 1995 given increased price competition, the difficulty in obtaining quality employees, increased marketing costs and continued efforts to insure food safety.

                     The company continued to adhere to the basic strategies begun seven years ago and consumers have come to expect quality and value from Wendy's and Tim Hortons. The company believes that by focusing on areas which can be controlled and improved, such as quality food, quality service and value pricing, customers will recognize the difference and prefer Wendy's and Tim Hortons over the competition.

                     The company is still committed to aggressive but responsible growth. The company plans on opening or having under construction 150 new Wendy's company-owned restaurants and 325 new Wendy's franchise restaurants in 1996, along with 273 new Hortons. This expansion will be accomplished by use of cash and investments on hand, cash provided by 1996 operations, existing revolving credit agreements, potential asset dispositions, and possible borrowings.

                     The Hortons concept has been developed primarily by franchising restaurants. The company anticipates that, at least in the near term, development will remain primarily franchised. While Hortons currently operates almost entirely in Canada, future expansion will include domestic and possibly other international markets.

                     The company will continue its strategy of acquiring Wendy's restaurants from and selling Wendy's restaurants to franchisees where prudent. Acquired restaurants, which may be underperforming, can be improved and then operated profitably by the company or sold to a qualified franchisee. Franchised Wendy's restaurants may also be acquired due to geographic or operational benefits to existing company-operated markets. Selling restaurants generates cash which is used for new development, acquisitions, and remodeling programs. During the last three years, the company purchased 149 Wendy's franchised restaurants and sold 255 company-operated Wendy's restaurants to franchisees. Underperforming restaurants, whether company or franchise operated, are monitored carefully and revitalized where economically possible or closed if necessary for the financial health of the system.

                     The strength of the system's franchise community is an essential part of the company's continued success. Strategies already proven successful are aimed at encouraging responsible new restaurant development, increasing franchise financial health, increasing royalty income, and improving royalty receivable collection rates. The company will continue to maintain appropriate reserves against franchise receivables.

                     Competition within the quick-service restaurant industry remains extremely intense, particularly in areas of pricing and advertising. Additionally, however, numerous external factors can have a significant influence on the company's performance. These factors could include the economy, consumer perceptions of food safety, harsh weather, particularly in the first and fourth quarters, changing consumer tastes, the labor supply, legal claims, risks inherent to international development, the company's ability to obtain and finance real estate, and government initiatives such as minimum wage rates, taxes, and possible franchise legislation.

                     Financial Accounting Standard Number 121 (SFAS 121) - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. This statement requires that long-lived assets and certain identifiable intangibles being held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, the statement requires that long-lived assets and certain identifiable intangibles being disposed of be reported at the lower of carrying amount or fair value less cost to sell. The company is in the process of evaluating the impact of this statement on the results of operations and financial condition of the company. Also in October 1995, Financial Accounting Standard Number 123 (SFAS 123) - "Accounting for Stock-Based Compensation" was issued. This pronouncement establishes the accounting and reporting standards for stock-based employee compensation plans. This new standard defines a fair value-based method of accounting for these equity instruments. Companies may elect to adopt this standard or to continue accounting for these types of equity instruments under current guidance, APB Opinion No. 25, "Accounting for Stock Issued to Employees," (Opinion 25). Companies which elect to continue using the rules of Opinion 25 must make pro forma disclosures of net income and earnings per share as if this new statement had been applied. The company is in the process of evaluating the impact of this statement on the results of operations and financial condition of the company. Both new standards are required for fiscal years beginning after December 15, 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME

           Years ended December 31, 1995, January 1, 1995, and January 2, 1994

           (In thousands, except per share data)              1995          1994         1993
           Revenues
              Retail sales                              $1,461,880    $1,365,723   $1,288,532
              Franchise revenues                           284,400       225,864      193,853
                                                        ----------    ----------   ----------
                                                         1,746,280     1,591,587    1,482,385
                                                        ----------    ----------   ----------
           Costs and expenses
              Cost of sales                                890,363       817,500      772,790
              Company restaurant operating costs           351,062       332,880      322,163
              Operating costs                               60,216        52,461       44,200
              General and administrative expenses          136,424       120,621      113,032
              Depreciation and amortization of
                 property and equipment                     80,573        74,538       71,071
              Other expenses                                 2,595         1,220        4,242
              Special charges                               49,672        28,905       23,256
              Interest, net                                 10,230        13,169       13,390
                                                        ----------    ----------   ----------
                                                         1,581,135     1,441,294    1,364,144
                                                        ----------    ----------   ----------
           Income before income taxes                      165,145       150,293      118,241
           Income taxes                                     55,075        52,861       37,724
                                                        ----------    ----------   ----------
            Net income                                  $  110,070    $   97,432   $   80,517
                                                        ==========    ==========   ==========
           Pro forma adjustment for profit sharing
             expense (net of income taxes of
             $13,336, $12,863, and $10,349)                16,299        16,042        12,907
                                                        ----------    ----------   ----------
           Pro forma net income                         $  126,369    $  113,474   $   93,424
                                                        ----------    ----------   ----------
           Primary earnings per share                   $      .90    $      .81   $      .68
                                                        ----------    ----------   ----------
           Fully diluted earnings per share             $      .88    $      .79   $      .67
                                                        ----------    ----------   ----------
           Pro forma primary earnings per share         $     1.04    $      .94   $      .78
                                                        ----------    ----------   ----------
           Pro forma fully diluted earnings per share   $     1.01    $      .92   $      .77
                                                        ----------    ----------   ----------
           Dividends per share                          $      .24    $      .24   $      .24
                                                        ----------    ----------   ----------
           Primary shares                                  122,041       120,588      119,247
                                                        ----------    ----------   ----------
           Fully diluted shares                            130,230       128,718      127,595
                                                        ----------    ----------   ----------


           The accompanying notes beginning on page 19 are an integral part of the Consolidated Financial Statements.

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31, 1995, and January 1, 1995

(Dollars in thousands)                                                   1995           1994
Assets
Current assets
Cash and cash equivalents                                         $   206,127    $   119,639
Short-term investments, at market                                       7,682         23,235
Accounts receivable, net                                               49,555         41,568
Notes receivable, net                                                  12,272         10,457
Deferred income taxes                                                  18,389         10,807
Inventories and other                                                  27,254         26,941
                                                                  -----------    -----------
                                                                      321,279        232,647
                                                                  -----------    -----------
Property and equipment, at cost
Land                                                                  288,029        251,515
Buildings                                                             471,599        407,408
Leasehold improvements                                                251,176        214,974
Restaurant equipment                                                  383,701        349,195
Other equipment                                                        65,643         64,929
Capital leases                                                         67,420         63,531
                                                                  -----------    -----------
                                                                     1,527,568      1,351,552
Accumulated depreciation and amortization                            (520,824)      (486,399)
                                                                  -----------    -----------
                                                                    1,006,744        865,153
                                                                  -----------    -----------
Cost in excess of net assets acquired, net                             42,927         30,780
Deferred income taxes                                                  19,233         16,142
Other assets                                                          118,978         70,083
                                                                  -----------    -----------
                                                                  $ 1,509,161    $ 1,214,805
                                                                  -----------    -----------
Liabilities and Shareholders' Equity
Current liabilities
Accounts and drafts payable                                       $   108,182    $   100,708
Accrued expenses
   Salaries and wages                                                  23,158         22,473
   Taxes                                                               20,828         17,480
   Insurance                                                           29,320         26,037
   Other                                                               24,207         20,063
Income taxes                                                           (2,516)         1,683
Due to officer                                                         63,221         39,992
Current portion of long-term obligations                               29,469         57,674
                                                                  -----------    -----------
                                                                      295,869        286,110
                                                                  -----------    -----------
Long-term obligations
Term debt                                                             297,029        104,842
Capital leases                                                         40,200         40,018
                                                                  -----------    -----------
                                                                      337,229        144,860
                                                                  -----------    -----------
Deferred income taxes                                                  47,853         39,799
Other long-term liabilities                                             9,431         13,823
Due to officer                                                                        28,286
Commitments and contingencies
Shareholders' equity
Preferred stock, authorized: 250,000 shares
Common stock, $.10 stated value, authorized: 200,000,000 shares
Issued: 103,993,000 and 101,787,000 shares, respectively               10,399         10,179
Capital in excess of stated value                                     199,804        171,888
Retained earnings                                                     614,799        529,294
Unrealized loss on investments                                         (1,504)          (723)
Translation adjustments                                                (3,007)        (3,787)
Pension liability adjustment                                                          (3,212)
                                                                  -----------    -----------
                                                                      820,491        703,639
Treasury stock at cost: 129,000 shares                                 (1,712)        (1,712)
                                                                  -----------    -----------
                                                                      818,779        701,927
                                                                  -----------    -----------
                                                                  $ 1,509,161    $ 1,214,805
                                                                  -----------    -----------

The accompanying notes beginning on page 19 are an integral part of the Consolidated Financial Statements.

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

Years ended December 31, 1995, January 1, 1995, and January 2, 1994

(In thousands)                                                       1995         1994         1993
Cash flows from operating activities
   Net income                                                   $ 110,070    $  97,432    $  80,517
   Adjustments to reconcile net income to net cash
     provided by operating activities
   Depreciation and amortization                                   84,452       80,194       74,394
   Deferred income taxes                                           (4,393)      (2,082)      (7,002)
   Net gain from restaurant dispositions                          (37,810)     (11,588)      (8,140)
   Net loss (gain) on other asset dispositions                        760          (68)       5,449
   Net reserves for receivables and other contingencies            15,424        1,403         (747)
   Changes in operating assets and liabilities net of effects of acquisitions and dispositions of restaurants
   Accounts and notes receivable                                  (11,091)     (12,673)      (4,064)
   Inventories and other                                           (1,245)        (616)      (5,178)
   Accounts and drafts payable and accrued expenses                10,910       12,440       14,382
   (Increase) decrease in other assets                             (3,243)         (82)        (305)
   Income taxes                                                    (3,540)      (1,225)      (4,356)
   Other changes, net                                               4,603        4,860        6,348
                                                                ---------    ---------    ---------
   Net cash provided by operating activities                      164,897      167,995      151,298
                                                                ---------    ---------    ---------
Cash flows from investing activities
   Proceeds from restaurant dispositions                           40,412       21,065       17,155
   Proceeds from other asset dispositions                          19,139       18,621       13,484
   Capital expenditures                                          (217,532)    (172,427)    (137,202)
   Acquisition of franchises                                      (42,746)     (12,761)      (8,685)
   Proceeds from (investment in) marketable securities             14,509       20,694       (2,208)
   Other investing activities                                      (1,519)      (1,884)      (2,235)
                                                                ---------    ---------    ---------
   Net cash used in investing activities                         (187,737)    (126,692)    (119,691)
                                                                ---------    ---------    ---------
Cash flows from financing activities
   Proceeds from issuance of term debt                            285,410       10,488
   Proceeds from issuance of common stock                          20,653        7,360       12,890
   Principal payments on long-term obligations                   (169,017)      (5,581)     (39,853)
   Dividends paid                                                 (24,565)     (25,071)     (23,826)
   (Payment) loan due officer, net                                 (5,057)      22,005       12,643
   Other financing activities                                       1,428       (2,284)         929
                                                                ---------    ---------    ---------
   Net cash provided by (used in) financing activities            108,852        6,917      (37,217)
                                                                ---------    ---------    ---------
Effect of exchange rate changes on cash                               476         (279)        (104)
                                                                ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents                   86,488       47,941       (5,714)
                                                                ---------    ---------    ---------
Cash and cash equivalents at beginning of period                  119,639       71,698       77,412
                                                                ---------    ---------    ---------
Cash and cash equivalents at end of period                      $ 206,127    $ 119,639    $  71,698
                                                                ---------    ---------    ---------
Supplemental disclosures of cash flow information
   Interest paid                                                $  19,939    $  21,478    $  23,725
                                                                ---------    ---------    ---------
   Interest received                                               10,040        8,512        8,832
                                                                ---------    ---------    ---------
   Income taxes paid                                               53,364       55,614       41,798
                                                                ---------    ---------    ---------
   Debt converted to common stock                                      84                     1,510
                                                                ---------    ---------    ---------
   Capital lease obligations incurred                               7,717
                                                                ---------    ---------    ---------
   Acquisition of franchises
   Fair value of assets acquired, net                              67,291       15,859       13,170
                                                                ---------    ---------    ---------
   Cash paid                                                       42,746       12,761        8,685
                                                                ---------    ---------    ---------
   Liabilities assumed                                             24,850        3,098        4,485
                                                                ---------    ---------    ---------



The accompanying notes beginning on page 19 are an integral part of the Consolidated Financial Statements.

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Years ended December 31, 1995, January 1, 1995, and January 2, 1994

(In thousands)                                        1995         1994         1993
Common stock at stated value
   Balance at beginning of period                $  10,179    $  10,082    $   9,885
   Exercise of options                                 220           97          188
   Conversion of subordinated debentures                                           9
                                                 ---------    ---------    ---------
   Balance at end of period                         10,399       10,179       10,082
                                                 ---------    ---------    ---------
Capital in excess of stated value
   Balance at beginning of period                  171,888      162,122      142,442
   Exercise of options, including tax benefits      27,832        9,766       18,179
   Conversion of subordinated debentures                84                     1,501
                                                 ---------    ---------    ---------
   Balance at end of period                        199,804      171,888      162,122
                                                 ---------    ---------    ---------
Retained earnings
   Balance at beginning of period                  529,294      456,933      400,242
   Net income                                      110,070       97,432       80,517
   Dividends paid                                  (24,565)     (25,071)     (23,826)
                                                 ---------    ---------    ---------
   Balance at end of period                        614,799      529,294      456,933
                                                 ---------    ---------    ---------
Unrealized loss on investments                      (1,504)        (723)
                                                 ---------    ---------    ---------
Translation adjustments                             (3,007)      (3,787)      (1,060)
                                                 ---------    ---------    ---------
Pension liability adjustment                                     (3,212)      (2,572)
                                                 ---------    ---------    ---------
Treasury stock at cost                              (1,712)      (1,712)      (1,712)
                                                 ---------    ---------    ---------
Shareholders' equity                             $ 818,779    $ 701,927    $ 623,793
                                                 ---------    ---------    ---------
Common shares
   Balance issued at beginning of period           101,787      100,823       98,855
   Exercise of options                               2,200          964        1,882
   Conversion of subordinated debentures                 6                        86
                                                 ---------    ---------    ---------
   Balance issued at end of period                 103,993      101,787      100,823
                                                 ---------    ---------    ---------
Treasury shares                                       (129)        (129)        (129)
                                                 ---------    ---------    ---------
 Common shares issued and outstanding              103,864      101,658      100,694
                                                 ---------    ---------    ---------
Common shares issuable upon
   conversion of exchangeable shares                16,450       16,450       16,450
                                                 ---------    ---------    ---------
Common shares issued, issuable, and
   outstanding                                     120,314      118,108      117,144
                                                 ---------    ---------    ---------


The accompanying notes beginning on page 19 are an integral part of the Consolidated Financial Statements.

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

     The company's principal business is the operation of quick-service restaurants serving high-quality food. At year-end 1995 the company and its franchise owners operated 4,667 of these restaurants under the name "Wendy's" in 50 states and in 33 other countries and territories.

     Additionally, the company and its franchise owners operated 1,197 restaurants under the name "Tim Hortons" in Canada with 17 units open in the United States.

Fiscal year

     The company's fiscal year ends on the Sunday nearest to December 31.

Basis of presentation

     The Consolidated Financial Statements include the accounts of the company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain reclassifications have been made for prior years to conform with the 1995 presentation.

     For purposes of the Consolidated Statement of Cash Flows, the company considers short-term investments with original maturities of three months or less as cash equivalents.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

     The pro forma adjustment to the Consolidated Statement of Income represents the profit sharing contribution made to the sole shareholder of Hortons prior to the acquisition discussed in Note 6. This amounted to $29.6 million, or $16.3 million after tax in 1995, $28.9 million, or $16.0 million after tax in 1994, and $23.3 million, or $12.9 million after tax in 1993. Profit sharing is included in special charges on the Consolidated Statement of Income. In 1995, there were other costs in special charges which included legal, accounting, and other professional fees of $4.0 million to effectuate the Hortons transaction. Also, reserves of $13.5 million for possible environmental issues and contingencies, and miscellaneous costs to organize Canadian operations to efficiently blend the Wendy's and Hortons concepts are included.

     Due to officer of $63.2 million and $68.3 million (both current and long-term portions) as of December 31, 1995, and January 1, 1995, respectively, primarily represents profit sharing contributions and demand notes payable to the former sole shareholder of Hortons.

Inventories

     Inventories, amounting to $15.0 million and $13.8 million at December 31, 1995, and January 1, 1995, respectively, are stated at the lower of cost (first-in, first-out) or market, and consist primarily of restaurant food items, new equipment and parts, and paper supplies.

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

Cost in excess of net assets acquired

     The cost in excess of net assets acquired is amortized on the straight-line method over periods ranging from ten to 40 years which, for leased restaurants, include the original lease period plus renewal options, if applicable. The company periodically reviews goodwill and, based upon undiscounted cash flows, impairments will be recognized when a permanent decline in value has occurred. Accumulated amortization of cost in excess of net assets acquired was $16.6 million and $14.8 million at December 31, 1995, and January 1, 1995, respectively.

Pre-opening costs

     The company capitalizes certain operating costs which are incurred prior to the opening of a new restaurant. These costs are amortized over a one-year period.

Capitalized software development costs

     The company capitalizes internally developed software costs which are amortized over a seven-year period.

Advertising costs

   The company recognizes advertising costs as incurred.

Franchise operations

     The company grants franchises to independent operators who in turn pay technical assistance/franchise fees which may include equipment, royalties, and in some cases, rents for each restaurant opened. A technical assistance/franchise fee is recorded as income when each restaurant commences operations. Royalties, based upon a percent of monthly net sales, are recognized as income on the accrual basis. The company has established reserves related to the collection of franchise royalties and other franchise-related receivables and commitments (see Note 8). Included in other assets is the long-term portion of notes receivable amounting to $72.6 million and $31.0 million at December 31, 1995, and January 1, 1995, respectively. The carrying amount of notes receivable currently approximates fair value.

     Franchise owners receive assistance in such areas as real estate site selection, construction consulting, purchasing, and marketing from company personnel who also furnish these services to company-operated restaurants. Franchise expenses are included in general and administrative expenses.

Foreign operations

     At December 31, 1995, the company and its franchise owners operated 203 Wendy's restaurants and 1,180 Tim Hortons restaurants in Canada. Additionally, 267 Wendy's restaurants were operated by franchise owners in other foreign countries and territories. The functional currency of each foreign subsidiary is the respective local currency.

Net income per share

     Primary earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents during each period. Fully diluted computations assume full conversion of the subordinated debentures into common shares, when dilutive, and the elimination of related expenses, net of income taxes.

Financial Accounting Standards Board Statement

     Financial Accounting Standard Number 121 (SFAS 121) - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The company is in the process of evaluating the impact of this statement on the results of operations and financial condition of the company.

NOTE 2 TERM DEBT

   Term debt at each year-end consisted of the following:

(In thousands)                                            1995             1994
Notes, unsecured, and
   Mortgages Payable with a
   weighted average interest
   rate of 6.0%, due in
   installments through 2010                         $  27,351        $   5,465
Industrial Development
   Revenue Bonds, with a
   weighted average interest
   rate of 11.1%, due in
   installments through 2002                               761            1,624
121/8% Notes, due April 1, 1995                                          49,995
7% Convertible
   Subordinated Debentures,
   due April 1, 2006                                    99,915          100,000
6.35% Notes, due December 15, 2005                      96,251
7% Debentures,
   due December 15, 2025                                96,429
                                                     ---------        ---------
                                                       320,707          157,084
Current portion                                        (23,678)         (52,242)
                                                     ---------        ---------
                                                     $ 297,029        $ 104,842
                                                     ---------        ---------

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

     The 6.35% notes and 7% debentures are unsecured and unsubordinated. They are not redeemable by the company prior to maturity.

     The company entered into interest rate swaps to manage its exposure to interest rate fluctuations on the 6.35% and 7% securities issued in December 1995. The company reflects realized and unrealized gains and losses on hedging instruments as an adjustment to the carrying value of the hedged asset or liability. Accordingly, losses related to these interest rate swaps amounting to $3.6 million and $3.4 million, respectively, have been recorded as a reduction of the carrying value of the notes and debentures and will be amortized to interest expense over the term of the related debt.

     Based on quoted market prices for the convertible subordinated debentures and future cash flows for all other term debt, the fair value of total term debt was approximately $394 million at December 31, 1995, and $185 million at January 1, 1995.

     The combined aggregate amounts of future maturities for all term debt are as follows:

(In thousands)
1996                 $ 23,678
1997                      295
1998                      222
1999                      210
2000                      171
Later years           296,131
                     --------
                     $320,707
                     --------

     At year-end, the company had unused contractual lines of credit aggregating $100 million from various financial institutions, generally at their respective prime rates.

     Net interest expense for each year consisted of the following:

(In thousands)                               1995           1994           1993
Total interest charges                   $ 20,456       $ 22,176       $ 23,552
Interest income                           (10,226)        (9,007)       (10,162)
                                         --------       --------       --------
                                         $ 10,230       $ 13,169       $ 13,390
                                         --------       --------       --------

NOTE 3 LEASES

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

     At each year-end capital leases consisted of the following:

(In thousands)                                           1995              1994
Buildings                                            $ 67,420          $ 63,531
Accumulated amortization                              (33,967)          (31,764)
                                                     --------          --------
                                                     $ 33,453          $ 31,767
                                                     --------          --------

     At December 31, 1995, future minimum lease payments for all leases, and the present value of the net minimum lease payments for capital leases, were as follows:

                                                       Capital         Operating
(In thousands)                                          Leases            Leases
1996                                                  $  9,466          $ 41,110
1997                                                     9,052            39,687
1998                                                     8,220            38,218
1999                                                     6,545            35,072
2000                                                     4,801            31,271
Later years                                             32,654           215,262
                                                      --------          --------
Total minimum lease payments                            70,738          $400,620
                                                                        --------
Amount representing interest                           (24,747)
                                                      --------
Present value of net minimum lease
payments                                                45,991
Current portion                                         (5,791)
                                                      --------
                                                      $ 40,200
                                                      --------

     Total minimum lease payments have not been reduced by minimum sublease rentals of $1.3 million under capital leases, and $233.8 million under operating leases due in the future under noncancelable subleases.

     Rent expense for each year is primarily included in company restaurant operating costs and amounted to:

(In thousands)                              1995            1994            1993
Minimum rents                            $45,142         $41,348         $39,649
Contingent rents                           9,709           8,589           8,452
                                         -------         -------         -------
                                         $54,851         $49,937         $48,101
                                         -------         -------         -------

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

     At each year-end the net investment in financing leases receivable, included in other assets, consisted of the following:

(In thousands)                                           1995              1994
Total minimum lease receipts                         $ 37,206          $ 36,315
Estimated residual value                                4,618             4,542
Amount representing
unearned interest                                     (19,579)          (19,659)
Current portion, included
in accounts receivable                                   (979)             (927)
                                                     --------          --------
                                                     $ 21,266          $ 20,271
                                                     --------          --------

   At each year-end assets leased under operating leases consisted of the following:

(In thousands)                                          1995               1994
Land                                               $  97,581          $  78,789
Building                                             184,394            144,980
Equipment                                             29,659             26,401
                                                   ---------          ---------
                                                     311,634            250,170
Accumulated amortization                             (72,184)           (62,479)
                                                   ---------          ---------
                                                   $ 239,450          $ 187,691
                                                   ---------          ---------

     At December 31, 1995, future minimum lease receipts were as follows:

                                                         Financing     Operating
(In thousands)                                              Leases        Leases
1996                                                       $ 3,018      $ 33,560
1997                                                         3,080        32,130
1998                                                         3,085        30,181
1999                                                         2,980        28,049
2000                                                         2,918        25,798
Later years                                                 22,125        80,587
                                                           -------      --------
                                                           $37,206      $230,305
                                                           -------      --------

     Rental income for each year is included in franchise revenues and amounted to:

(In thousands)                              1995            1994            1993
Minimum rents                            $28,612         $23,140         $20,206
Contingent rents                          33,542          27,462          23,102
                                         -------         -------         -------
                                         $62,154         $50,602         $43,308
                                         -------         -------         -------

NOTE 4 INCOME TAXES

     The provision for income taxes for each year consisted of the following:

(In thousands)                           1995             1994             1993
Current
Federal                              $ 51,641         $ 49,802         $ 39,512
State and local                         3,864            4,403            3,126
Foreign                                 3,963              738            2,088
                                     --------         --------         --------
                                       59,468           54,943           44,726
                                     --------         --------         --------
Deferred
Federal                                 7,724           (1,418)            (243)
State and local                          (476)            (213)            (127)
Foreign                               (11,641)            (451)          (6,632)
                                     --------         --------         --------
                                       (4,393)          (2,082)          (7,002)
                                     --------         --------         --------
                                     $ 55,075         $ 52,861         $ 37,724
                                     --------         --------         --------

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

     The temporary differences which give rise to deferred tax assets and liabilities at each year-end consisted of the following:

(In thousands)                                             1995            1994
Deferred tax assets
Lease transactions                                     $  3,996        $  4,285
Reserves not currently deductible                        18,896          12,468
Foreign operations                                       14,748          13,794
All other                                                 2,390           6,654
                                                       --------        --------
                                                         40,030          37,201
Valuation allowance                                      (1,466)         (7,144)
                                                       --------        --------
                                                       $ 38,564        $ 30,057
                                                       --------        --------
Deferred tax liabilities
Lease transactions                                     $  8,264        $  8,128
Property and equipment
   basis differences                                     30,049          29,356
Installment sales                                         7,540           1,605
All other                                                 2,942           3,818
                                                       --------        --------
                                                       $ 48,795        $ 42,907
                                                       --------        --------

     A deferred tax asset for foreign operations was established, upon the adoption of SFAS 109, for excess capital allowances and net operating loss carryovers which are primarily related to a Canadian subsidiary. This deferred tax asset was largely offset by a valuation allowance. As a result of the regionalization and legal entity restructuring of Canadian operations and the acquisition of Tim Hortons, the company reduced the valuation allowance by $7.3 million, $279,000, and $6.0 million in 1995, 1994 and 1993, respectively, primarily due to the realization of Canadian tax benefits.

     A reconciliation of the statutory U.S. Federal income tax rate of 35% to the company's effective tax rate for each year is shown below:

(In thousands)                                 1995          1994          1993
Income taxes at statutory rate             $ 57,801      $ 52,602      $ 41,384
Effect of foreign operations                 (2,993)         (853)        1,229
State and local taxes, net of
   federal benefit                            2,209         2,737         1,949
Canadian restructuring benefit               (3,936)         (279)       (6,000)
Jobs and other tax credits                     (270)         (722)         (456)
Tax-exempt interest                            (506)         (616)         (537)
Goodwill amortization                           426           407           526
Other                                         2,344          (415)         (371)
                                           --------      --------      --------
Income taxes at  effective rate            $ 55,075      $ 52,861      $ 37,724
                                           --------      --------      --------

NOTE 5 STOCK OPTION AND SHAREHOLDER RIGHTS PLANS

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

     On August 2, 1990, the Board of Directors adopted the WeShare Stock Option Plan (WeShare Plan), a non-qualified stock option plan to provide for grants of options equal to ten percent of each eligible employee's earnings, with a minimum of 20 options to be made to each eligible employee annually. An aggregate of 4.6 million common shares of the company have been reserved pursuant to the WeShare Plan.

     The options have a term of ten years from the grant date and become exercisable in installments of 25 percent on each of the first four anniversaries of the grant date. On August 3, 1995, August 9, 1994, and August 5, 1993, approximately 785,000 options, 865,000 options, and 860,000 options were granted to eligible employees at an exercise price of $18.31 per share, $15.38 per share, and $14.38 per share, respectively.

     In addition, the Board of Directors also adopted the 1990 Stock Option Plan (1990 Plan) on August 2, 1990, and amended the 1990 Plan on August 1, 1991, and February 23, 1994. An aggregate of 12.5 million common shares of the company have been reserved for issuance to key employees and outside directors under the 1990 Plan, as amended.

     On August 3, 1995, August 9, 1994, and August 5, 1993, approximately 1.3 million options, 1.3 million options, and 1.1 million options were granted to key employees at an exercise price of $18.31 per share, $15.38 per share, and $14.38 per share, respectively.

     The following is a summary of stock option activity for the last three years:

                                                Shares Under        Option Price
(Shares in thousands)                                 Option           Per Share
Balance at January 3, 1993                             8,892       $ 4.06-$13.69
Granted                                                2,091        14.38- 16.44
Exercised                                             (1,882)        4.13- 12.56
Canceled                                                (560)
                                                     -------       -------------
Balance at January 2, 1994                             8,541         4.06- 16.44
Granted                                                2,500        15.38- 18.06
Exercised                                               (964)        4.06- 14.38
Canceled                                                (423)
                                                      ------       -------------
Balance at January 1, 1995                             9,654         5.13- 18.06
Granted                                                2,262        18.31- 20.13
Exercised                                             (2,200)        5.13- 18.31
Canceled                                                (414)
                                                     -------       -------------
Balance at December 31, 1995                           9,302       $ 5.13-$20.13
                                                     -------       -------------

     Options exercisable to purchase common shares totaled 4.2 million, 4.6 million, and 3.1 million at December 31, 1995, January 1, 1995, and January 2, 1994, respectively. Shares reserved under the plans at each year-end were 12.5 million in 1995, 14.1 million in 1994, and 10.5 million in 1993.

     The company has a Shareholder Rights Plan (Rights Plan) which provides for the distribution of one preferred stock purchase right (Right), as a dividend for each outstanding common share. Each Right entitles a shareholder to buy one ten-thousandth of a share of a new series of preferred stock for $25 upon the occurrence of certain events. Rights would be exercisable once a person or group acquires 15 percent or more of the company's common shares, or ten days after a tender offer for 15 percent or more of the common shares is announced (these thresholds were 20 percent until the Rights Plan was amended effective December 29, 1995). No certificates will be issued unless the Rights Plan is activated.

     Under certain circumstances, all Rights holders, except the person or company holding 15 percent or more of the company's common shares, will be entitled to purchase common shares at about half the price that such shares traded for prior to the announcement of the acquisition. Alternatively, if the company is acquired after the Rights plan is activated, the Rights will entitle the holder to buy the acquiring company's shares at a similar discount. The company can redeem the Rights for one cent per Right under certain circumstances. If not redeemed, the Rights will expire on August 10, 1998.

     In October 1995, Financial Accounting Standard Number 123 (SFAS 123) - "Accounting for Stock-Based Compensation" was issued. This pronouncement establishes the accounting and reporting standards for stock-based employee compensation plans. This new standard defines a fair value-based method of accounting for these equity instruments. Companies may elect to adopt this standard or to continue accounting for these types of equity instruments under current guidance, APB Opinion No. 25, "Accounting for Stock Issued to Employees," (Opinion 25). Companies which elect to continue using the rules of Opinion 25 must make pro forma disclosures of net income and earnings per share as if this new statement had been applied. This new standard is required for fiscal years beginning after December 15, 1995. The company is in the process of evaluating the impact of this statement on the results of operations and financial condition of the company.

NOTE 6 ACQUISITIONS

     On December 29, 1995, the company acquired all of the stock of 1052106 Ontario Limited (Ontario), formerly 632687 Alberta Ltd., the parent company of the Tim Hortons donut restaurant chain, for 16.45 million shares of a Canadian subsidiary of the company exchangeable for 16.45 million common shares of Wendy's International, Inc. Tim Hortons is the leading franchisor of bakery and coffee shops in Canada. The transaction has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for all periods presented have been restated to include the accounts of Tim Hortons. Certain adjustments were made to Tim Hortons financial statements to conform to the same accounting practices as the company.

     Revenues and net income of the separate companies for the periods preceding the acquisition consisted of the following:

(In thousands)                              WENDY'S    TIM HORTONS         TOTAL
1995
   Revenues                              $1,507,925       $238,355    $1,746,280
   Net income                               111,632        (1,562)       110,070
1994
   Revenues                               1,403,420        188,167     1,591,587
   Net income                                97,156            276        97,432
1993
   Revenues                               1,329,339        153,046     1,482,385
   Net income                                79,267          1,250        80,517

     In connection with the acquisition, $4.0 million in professional fees to effectuate the transaction were incurred and have been charged to expense in the fourth quarter of 1995.

     Additionally during 1995, the company acquired 33 restaurants in the Little Rock market for cash of $37.0 million and 47 restaurants in the Pittsburgh market for $4.0 million cash and notes of $23.0 million. Three other restaurants were acquired for $1.7 million during 1995.

     During 1994, the company acquired 29 restaurants in the Kansas City market for cash of $10.5 million and the assumption of certain liabilities. The company acquired four other domestic restaurants from franchisees for $2.3 million during 1994, and 33 domestic restaurants for $8.7 million during 1993.

NOTE 7 DISPOSITIONS

     The company franchised 118 domestic and two Canadian restaurants during 1995. Additionally, 49 and 86 domestic restaurants were franchised in 1994 and 1993, respectively. These transactions resulted in pretax gains of approximately $37.8 million, $11.6 million, and $8.1 million in 1995, 1994, and 1993, respectively, and are included in franchise revenues.

     Notes receivable related to dispositions were $63.6 million at December 31, 1995, and $25.9 million at January 1, 1995, and are included in notes receivable and other assets.

NOTE 8 COMMITMENTS AND CONTINGENCIES

     At December 31, 1995, and January 1, 1995, the company's reserves established for doubtful royalty receivables were $3.6 million and $4.3 million, respectively. Reserves related to possible losses on notes receivable, real estate, guarantees, claims, and contingencies involving franchisees totaled $7.2 million at December 31, 1995, and $6.5 million at January 1, 1995. These reserves are included in accounts receivable, notes receivable, other assets, and other accrued expenses.

     The company has guaranteed certain leases and debt payments of franchise owners with average annual obligations of $16.5 million over the next three years. In the event of default by a franchise owner, the company generally retains the right to acquire possession of the related restaurants.

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

     The company has undertaken to complete environmental assessments of its properties belonging to one of its Canadian subsidiaries. Although the ultimate amount of reclamation obligations to be incurred is uncertain, the company estimates such amounts, representing assessment, cleanup, and remediation costs, at $11.7 million. This amount has been charged to operations in the third quarter of 1995.

NOTE 9 RETIREMENT PLANS

     The company's retirement program covers substantially all full-time employees qualified as to age and service. The program includes a contributory defined benefit pension plan and a defined contribution plan for management and administrative employees. The defined benefit pension plan allows for employee contributions and provides a matching benefit from the company in addition to a basic benefit which is independent of employee contributions. The pension plan also provides for a guaranteed rate of return on employee account balances. The defined contribution plan provides for an annual discretionary contribution which is determined each year by the Board of Directors. Effective April 1, 1995, the defined contribution plan allows for 401(k) contributions, acceptance of qualified rollovers, a loan feature, and a choice of four investing options, one of which is common stock of the company. In addition, the retirement program includes a noncontributory defined benefit pension plan for all eligible crew employees and shift supervisors of the company.

     The company also has supplemental retirement plans for certain key employees to replace benefits otherwise not available from the pension and profit sharing plans due to the limitations imposed under the Internal Revenue Code and to assure that projected benefit levels were not decreased by the changes to the retirement program which were implemented January 1, 1989.

     The funded status of the pension plans for each year-end consisted of the following:

(In thousands)                                             1995            1994
Accumulated benefit obligation:
Vested                                                 $(34,811)       $(27,537)
Nonvested                                              $ (4,035)       $ (2,978)
Projected benefit obligation                           $(41,763)       $(32,700)
Fair value of plan assets                                41,354          29,822
Unrecognized net transition asset                          (192)           (384)
Unrecognized net loss                                     6,579           8,047
Unrecognized prior service costs                            142             189
Minimum pension adjustment                                               (5,390)
                                                       --------        --------
Prepaid pension cost (liability)                       $  6,120        $   (416)
                                                       --------        --------

     In determining the present value of benefit obligations, discount rates of 7.0% and 8.0% were used in 1995 and 1994, respectively. The expected long-term rate of return on assets used was 8.5% in 1995 and 1994. The assumed rate of increase in compensation levels was 8.0% for 1995 and 1994. Plan assets as of December 31, 1995, consisted of debt and equity instruments and cash equivalents.

     Net periodic pension cost for each year consisted of the following:

(In thousands)                               1995           1994           1993
Service cost                              $ 3,756        $ 3,761        $ 3,326
Interest cost on
projected benefit
obligation                                  2,903          2,432          2,165
Return on plan assets                      (8,580)           564         (1,607)
Net amortization                            5,533         (3,139)          (142)
                                          -------        -------        -------
                                          $ 3,612        $ 3,618        $ 3,742
                                          -------        -------        -------

     The company provided for profit sharing and supplemental retirement benefits of $3.6 million, $2.8 million, and $2.3 million for 1995, 1994, and 1993, respectively.

     A minimum pension liability equal to the excess of the accumulated benefit obligation over the fair value of plan assets and liabilities already accrued is reflected in the balance sheet by recording an intangible asset and reducing shareholders' equity.

     The company has an agreement with the Chairman of the Board which provides for severance pay and commencement of retirement benefits if he terminates employment for any reason. Upon termination the agreement requires the executive to be available for consultation and prohibits him from competing against the company for a two-year period. The agreement also provides that the company may require him to return to active employment for up to 12 months under certain circumstances. Retirement by the executive in 1996 would result in an expense charge of approximately $3.3 million.

NOTE 10 ADVERTISING COSTS

     The Wendy's National Advertising Program, Inc. (WNAP) is a not-for-profit corporation which was established to collect and administer funds contributed by the company and all domestic franchise owners. These contributions total 2% of net sales and are used for advertising programs designed to increase sales and enhance the reputation of the company and its franchise owners. For 1996, 1995, and 1994, the domestic system agreed to increase national advertising spending from 2% to 2.5% of net sales. During 1995, 1994, and 1993, the company contributed $30.3 million, $29.0 million, and $27.7 million, respectively, to WNAP. These contributions were recognized in company restaurant operating costs. At December 31, 1995, and January 1, 1995, the company's payable to WNAP amounted to $2.3 million and $2.2 million, respectively.

     Total advertising expense of the company amounted to $62.1 million, $58.2 million, and $56.8 million in 1995, 1994, and 1993, respectively.

NOTE 11 SEGMENT REPORTING

     The company operates exclusively in the food-service industry. The following presents information about the company by geographic area. There were no material amounts of revenues or transfers among geographic areas.

                            UNITED
(In thousands)              STATES   INTERNATIONAL     CORPORATE           TOTAL
1995
   Revenues             $1,402,918        $343,362                    $1,746,280
   Income before
      income taxes         240,765          48,921     (124,541)         165,145
   Identifiable
      assets (1)           972,126         169,844        26,679       1,168,649
1994
   Revenues             $1,307,551        $284,036                    $1,591,587
   Income before
      income taxes         213,701          38,314     (101,722)         150,293
   Identifiable
      assets (1)           811,071         127,794        27,151         966,016
1993
   Revenues             $1,237,430        $244,955                    $1,482,385
   Income before
      income taxes         184,273          29,624      (95,656)         118,241
   Identifiable
      assets (1)           747,318         108,362        27,605         883,285

     (1) Excludes cash and cash equivalents, deferred income taxes, certain other current assets, and investments.

NOTE 12 QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following selected quarterly financial data has been restated to reflect the acquisition of Tim Hortons treated as a pooling of interests.

Quarter                     First                    Second                     Third                     Fourth
(In thousands)         1995         1994         1995         1994          1995         1994         1995         1994
Revenues           $398,008     $358,764     $437,370     $414,195      $451,542     $409,724     $459,360     $408,904
Gross profit *       87,939       75,830      115,990      108,807       117,975      103,316      122,735      100,793
Net income           15,636       12,747       40,039       33,489        36,237       29,902       18,158       21,294

* Total revenues less cost of sales, company restaurant operating costs, and operating costs.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

                     NAME                    AGE                POSITION WITH COMPANY                     OFFICER SINCE

                     R. David Thomas         63     Senior Chairman of the Board and Founder, Director        1969

                     James W. Near           57     Chairman of the Board, Director                           1986

                     Gordon F. Teter         52     President, Chief Executive Officer and
                                                    Chief Operating Officer, Director                         1987
                     John K. Casey           63     Vice Chairman and Chief Financial Officer, Director       1981

                     Ronald E. Musick        55     Executive Vice President, Director                        1986

                     Charles W. Rath         59     Executive Vice President                                  1987

                     George Condos           42     Executive Vice President                                  1982

                     John T. Schuessler      45     Executive Vice President                                  1983

                     John W. Wright          48     President - International Division                        1993

                     Edward L. Austin        38     Senior Vice President                                     1990

                     Lawrence A. Laudick     48     Vice President, General Controller &                      1976
                                                    Assistant Secretary

                     Lawrence E. Schauf      50     Senior Vice President, General Counsel & Secretary        1987

                     Stephen D. Farrar       45     Senior Vice President                                     1984

                     John F. Brownley        53     Senior Vice President and Treasurer                       1981

                     Jack C. Whiting         46     Senior Vice President                                     1987

                     Robert G. Zoeller       51     Senior Vice President                                     1991

                     Joyce L. Eufemi         49     Senior Vice President                                     1993

                     Brion G. Grube          44     Senior Vice President                                     1990

                     No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer, except in the event of a change in control of the Company, as provided in the Company's Key Executive Agreements. The executive officers of the Company are appointed by the Board of Directors.

                     With the exception of Messrs. Teter, Casey, Musick, Condos, Schuessler, Wright, Schauf, Farrar, Whiting, Zoeller, Austin, and Grube, and Ms. Eufemi each of the above individuals has held the same principal occupation with the Company for at least the last five years.

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

               Mr. Schuessler joined the Company in 1974. He served in Company Operations as Regional Vice President from 1983 to 1984, Zone Vice President from 1984 to 1986, and Division Vice President from 1986 until 1987, when he was promoted to Senior Vice President to the Northeast Region. In 1995, Mr. Schuessler was promoted to Executive Vice President to U.S. Operations.

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

               Mr. Zoeller joined the Company in 1991 as Division Vice President of the Eastern Division. Prior to joining Wendy's, he was a Managing Partner for Tony Roma's, A Place for Ribs from 1989 to 1991. In 1995, Mr. Zoeller was promoted to Senior Vice President to the Northeast Region.

               Mr. Grube joined Wendy's in 1990 as Division Vice President and was promoted to Senior Vice President - Canada in 1993. Before joining Wendy's, he was with Imperial Savings Association from 1988 to 1990. Prior to that time, Mr. Grube spent 12 years with Pizza Hut, Inc.

               Mr. Austin joined Wendy's in November 1976. Before being named Senior Vice President of the Southeast Region in January 1996, Mr. Austin had held the position of Division Vice President for the New Orleans Division since January of 1994 and for the Los Angeles Division since 1990.

               Ms. Eufemi joined Wendy's in March of 1993. After holding the position of Division Vice President for both the Colonial Division and Chicago Division, she was named Senior Vice President, Upper U.S. Region in May of 1995. Prior to joining Wendy's, Ms. Eufemi was with Nutri/System, Inc. from 1989 to 1993 as Vice President/General Manager of the Western Region.

               The information required by these Items, other than the information set forth above, is omitted and incorporated herein by reference from the Company's Definitive Proxy Statement dated March 6, 1996. However, no information set forth in the Definitive Proxy Statement regarding the Report of the Compensation Committee on Executive Compensation (pages 10-16) or the performance graph (pages 16-17) shall be deemed incorporated by reference into this Form 10-K.

PART IV

- --------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a) (1) and (2) - The following Consolidated Financial Statements of Wendy's International, Inc. and Subsidiaries are included in Item 14(a).

                       Consolidated Statement of Income - Years ended December 31, 1995, January 1, 1995, and January 2, 1994.

                       Consolidated Balance Sheet - December 31, 1995, and January 1, 1995.

                       Consolidated Statement of Cash Flows - Years ended December 31, 1995, January 1, 1995, and January 2, 1994.

                       Consolidated Statement of Shareholders' Equity - Years ended December 31, 1995, January 1, 1995, and January 2, 1994.

                       Notes to the Consolidated Financial Statements.

               (3) Listing of Exhibits - See Index to Exhibits.

                    The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

                    Sample Key Executive Agreement between the Company and Messrs. Thomas and Near.

                    Sample New Key Executive Agreement between the Company and Messrs. Brownley, Condos, Laudick, Ourant, Rath, Schauf, Schuessler, Teter, and Wright.

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

                    1984 Stock Option Plan, as amended.

                    1987 Stock Option Plan, as amended.

                    1990 Stock Option Plan, as amended.

                    Wendy's WeShare Stock Option Plan, as amended.

                (b) The Company filed a Form 8-K during the quarter ended
                    December 31, 1995. The Form 8-K filed December 4, 1995, disclosed the Share Purchase Agreement entered into on October 31, 1995 to acquire all of the outstanding shares of 632687 Alberta Ltd. for 16.45 million common shares of a Canadian subsidiary of the Company exchangeable for 16.45 million common shares of the Company. Included were the financial statements of 632687 Alberta Ltd. at December 31, 1994 and September 30, 1995, and pro forma consolidated statements of income for the year ended January 1, 1995 and for the year-to-date ended October 1, 1995, and a pro forma consolidated balance sheet as of October 1, 1995.

                (c) Exhibits filed with this report are attached hereto.

                (d) The following Consolidated Financial Statement Schedule of
                    Wendy's International, Inc. and Subsidiaries is included in
                    Item 14(d):

                    II - Valuation and Qualifying Accounts

                    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information has been disclosed elsewhere.

- --------------------------------------------------------------------------------
SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Wendy's International, Inc.

                                     By   /s/ JOHN K. CASEY             3/29/96
                                     ------------------------------------------
                                          John K.  Casey
                                          Vice Chairman and
                                          Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            /s/ R. DAVID THOMAS*                3/29/96          /s/ JAMES W. NEAR*              3/29/96
            -------------------------------------------          ---------------------------------------
            R. David Thomas, Senior                              James W. Near, Chairman of the
            Chairman of the Board and                            Board, Director
            Founder, Director

            /s/ JOHN K. CASEY                   3/29/96          /s/ GORDON F. TETER*            3/29/96
            -------------------------------------------          ---------------------------------------
            John K. Casey, Vice Chairman                         Gordon F. Teter, President,
            and Chief Financial Officer,                         Chief Executive Officer and
            Director                                             Chief Operating Officer, Director

            /s/ RONALD E. MUSICK*               3/29/96          /s/ LAWRENCE A. LAUDICK*        3/29/96
            -------------------------------------------          ---------------------------------------
            Ronald E. Musick, Executive Vice                     Lawrence A. Laudick, Vice
            President, Director                                  President, General Controller
                                                                 and Assistant Secretary

            /s/ W. CLAY HAMNER*                 3/29/96
            -------------------------------------------          ---------------------------------------
            W. Clay Hamner, Director                             Ernest S. Hayeck, Director

            /s/ JANET HILL*                     3/21/96          /s/ THOMAS F. KELLER*           3/20/96
            -------------------------------------------          ---------------------------------------
            Janet Hill, Director                                 Thomas F. Keller, Director

            /s/ FIELDEN B. NUTTER, SR.*         3/21/96          /s/ JAMES V. PICKETT*           3/21/96
            -------------------------------------------          ---------------------------------------
            Fielden B. Nutter, Sr., Director                     James V. Pickett, Director

                                                                 /s/ THEKLA R. SHACKELFORD*      3/29/96
            -------------------------------------------          ---------------------------------------
            Frederick R. Reed, Director                          Thekla R. Shackelford, Director

                                                                *By /s/ JOHN K. CASEY            3/29/96
                                                                 ---------------------------------------
                                                                    John K.  Casey
                                                                    Attorney-in-Fact

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wendy's International, Inc. and Subsidiaries as of December 31, 1995, and January 1, 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995, January 1, 1995, and January 2, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

            Columbus, Ohio                     COOPERS & LYBRAND L.L.P.
            February 22, 1996

- --------------------------------------------------------------------------------
CONSENT OF INDEPENDENT ACCOUNTANTS

            We consent to the incorporation by reference in the Registration Statements of Wendy's International, Inc. and Subsidiaries on Form S-3 (File Nos. 33-39525 and 33-57101), and Form S-8 (File Nos. 2-67253, 2-98696, 33-18177, 2-82823, 33-36602, 33-36603, and
            33-57913) of our report dated February 22, 1996 on our audits of the consolidated financial statements and financial statement schedule of Wendy's International, Inc. and Subsidiaries as of December 31, 1995, and January 1, 1995, and for the years ended December 31, 1995, January 1, 1995, and January 2, 1994, which report is included in this Annual Report on Form 10-K.

            Columbus, Ohio                     COOPERS & LYBRAND L.L.P.
            March 29, 1996

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (in thousands)

                                         BALANCE AT    CHARGED (CREDITED)                        BALANCE AT
                                          BEGINNING        TO COSTS &           ADDITIONS          END OF
        CLASSIFICATION                     OF YEAR          EXPENSES        (DEDUCTIONS) (A)        YEAR

Fiscal year ended December 31, 1995:
   Reserve for royalty receivables         $  4,315        $     48            $   (784)         $  3,579

   Reserve for possible franchise-
      related losses & contingencies          6,479           1,474                (722)            7,231
                                           --------        --------            --------          --------
                                           $ 10,794        $  1,522            $ (1,506)         $ 10,810
                                           --------        --------            --------          --------
Fiscal year ended January 1, 1995:
   Reserve for royalty receivables         $  5,273        $   (188)           $   (770)         $  4,315

   Reserve for possible franchise-
      related losses & contingencies          5,005           1,961                (487)            6,479
                                           --------        --------            --------          --------
                                           $ 10,278        $  1,773            $ (1,257)         $ 10,794
                                           --------        --------            --------          --------
Fiscal year ended January 2, 1994:
   Reserve for royalty receivables         $  6,418        $    881            $ (2,026)         $  5,273

   Reserve for possible franchise-
      related losses & contingencies          5,973          (1,581)                613             5,005
                                           --------        --------            --------          --------
                                           $ 12,391        $   (700)           $ (1,413)         $ 10,278
                                           --------        --------            --------          --------

(a) Primarily represents reserves written off or reversed or transferred due to the resolution of certain franchise situations.

Year-end balances are reflected in the Consolidated Balance Sheets as follows:

                                        DECEMBER 31,   JANUARY 1,   JANUARY 2,
                                            1995          1995         1994
                                            ----          ----         ----
Deducted from accounts receivable         $ 7,363       $ 7,122      $ 7,190
Deducted from notes receivable                642           755          452
Deducted from other assets                  2,516         2,273        1,881
Included in accrued expenses - other          289           644          755
                                          -------       -------      -------
                                          $10,810       $10,794      $10,278
                                          -------       -------      -------

- --------------------------------------------------------------------------------
WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

EXHIBIT                DESCRIPTION                                         PAGE NO.

 2(a)       Share Purchase Agreement, dated as of             Incorporated herein by reference from
            October 31, 1995, by and among Wendy's            Exhibit 2 of Form 10-Q for the quarter
            International, Inc., 1149658 OntarioInc.,         ended October 1, 1995.
            632687 Alberta Ltd. and Ronald V. Joyce

  (b)       Amendment to the Share Purchase                   Incorporated by reference to Exhibit 2.2
            Agreement, dated as of December 28,               to Ronald V. Joyce's Schedule 13D, dated
            1995, by and among Wendy's                        January 5, 1996.
            International, Inc., 1149658 Ontario Inc.,
            1052106 Ontario Limited and Ronald V.
            Joyce

  (c)       Share Exchange Agreement, dated as of             Incorporated by reference to Exhibit 2.3
            December 29, 1995, by and among                   to Ronald V. Joyce's Schedule 13D, dated
            Wendy's International, Inc., an Ohio              January 5, 1996.
            corporation, 1149658 Ontario Inc., an
            Ontario Corporation and a subsidiary
            of Wendy's, and Ronald V. Joyce

  (d)       Provisions attaching to Exchangeable              Incorporated by reference to Exhibit 2.4
            Shares                                            to Ronald V. Joyce's Schedule 13D, dated
                                                              January 5, 1996.

  (e)       Support Agreement, dated as of December           Incorporated by reference to Exhibit 2.5
            29, 1995, by and among Wendy's                    to Ronald V. Joyce's Schedule 13D, dated
            International, Inc., 1149658 Ontario Inc.,        January 5, 1996.
            and Ronald V. Joyce

  (f)       Irrevocable Trust Agreement for the Benefit of    Incorporated by reference to Exhibit 2.6
            Ronald V. Joyce, dated as of December             to Ronald V. Joyce's Schedule 13D, dated
            29, 1995, between Dana Klein and The              January 5, 1996.
            Huntington Trust Company, N.A.

  (g)       Subscription Agreement, dated as of               Incorporated by reference to Exhibit 2.7
            December 29, 1995, by  and between                to Ronald V. Joyce's Schedule 13D, dated
            the Irrevocable Trust for the Benefit             January 5, 1996.
            of Ronald V. Joyce, an Ohio Trust, and
            Wendy's International, Inc.

  (h)       Guaranty Agreement, dated as of                   Incorporated by reference to Exhibit 2.8
            December 29, 1995, by and between The             to Ronald V. Joyce's Schedule 13D, dated
            Irrevocable Trust for the Benefit of Ronald       January 5, 1996.
            V. Joyce, an Ohio Trust, and Ronald V.
            Joyce

  (i)       Escrow Agreement, dated as of December            Incorporated by reference to Exhibit 2.9
            29, 1995, by and among Wendy's                    to Ronald V. Joyce's Schedule 13D, dated
            International, Inc., an Ohio corporation,         January 5, 1996.
            1149658 Ontario Inc., Ronald V. Joyce,
            and The Trust Company of Bank of
            Montreal, as escrow agent

  (j)       Registration Rights Agreement, dated as of        Incorporated by reference to Exhibit 2.10
            December 29, 1995, between Wendy's                to Ronald V. Joyce's Schedule 13D,
            International, Inc. and Ronald V. Joyce           dated January 5, 1996.

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

 *4(a)      Indenture between the Company and             Incorporated herein by reference from
            The Huntington National Bank pertaining       Form S-3 Registration Statement, File No.
            to 7% debentures and 6.35% notes due          33-57101.
            December 15, 2025 and December 15, 2005,
            respectively

  (b)       Indenture between the Company and             Incorporated herein by reference from
            The Huntington National Bank pertaining       Form S-3 Registration Statement, File No.
            to 7% convertible subordinated debentures     33-39525.
            due 2006

  (c)       Preferred Stock Purchase Rights Agreement     Incorporated herein by reference from
            between the Company and Morgan                Form 8-A Registration Statement, File
            Shareholder Services Trust Company            No. 1-8116.

  (d)       Amendment, dated as of December 29,           Incorporated herein by reference from
            1995, to the Rights Agreement, dated as       Amendment No. 1 to Form 8-A/A
            of August 10, 1988, between the Company       Registration Statement, File No. 1-8116.
            and American Stock Transfer and Trust
            Company, as successor to Morgan
            Shareholder Services Trust Company

 10(a)      Sample Key Executive Agreement between        Incorporated herein by reference from
            the Company and Messrs. Thomas and            Exhibit 10(a) of Form 10-K for the year
            Near. The Employment Term is ten years        ended January 3, 1993.
            for Mr. Thomas and five years for Mr. Near

  (b)       Sample New Key Executive Agreement            Incorporated herein by reference from
            between the Company and Messrs.               Exhibit 10(b) of Form 10-K for the year
            Brownley, Condos, Laudick, Ourant,            ended January 3, 1993.
            Rath, Schauf, Schuessler, Teter, and Wright

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

  (e)       Agreement between the Company                 Incorporated herein by reference from
            and Mr. Teter                                 Exhibit 10(e) of Form 10-K for the year
                                                          ended January 1, 1995.

  (f)       Employment Agreement between The              36-43
            TDLGroup Ltd. (a subsidiary of the
            Company) and Ronald Vaughn Joyce

  (g)       Senior Executive Earnings                     Incorporated herein by reference from the
            Maximization Plan                             Company's Definitive Proxy Statement,
                                                          dated March 11, 1994.

  (h)       Description of Earnings Maximization Plan     Incorporated herein by reference from
                                                          Exhibit 10(f) of Form 10-K for the year
                                                          ended January 3, 1993.

  (i)       Description of Management Incentive Plan      44

  (j)       Supplemental Executive Retirement Plan,       45-49
            as amended

  (k)       1978 Non-Qualified Stock Option Plan,         Incorporated herein by reference from
            as amended                                    the Company's Definitive Proxy
                                                          Statement, dated March 11, 1994.

* Neither the Company nor its subsidiaries are party to any other instrument with respect to long-term debt for which securities authorized thereunder exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.

  (l)       1982 Stock Option Plan, as amended            Incorporated herein by reference from
                                                          the Company's Definitive Proxy
                                                          Statement, dated March 11, 1994.

  (m)       1984 Stock Option Plan, as amended            Incorporated herein by reference from
                                                          the Company's Definitive Proxy
                                                          Statement, dated March 11, 1994.

  (n)       1987 Stock Option Plan, as amended            Incorporated herein by reference from
                                                          the Company's Definitive Proxy
                                                          Statement, dated March 11, 1994.

  (o)       1990 Stock Option Plan, as amended            Incorporated herein by reference from
                                                          the Company's Definitive Proxy
                                                          Statement, dated March 11, 1994.

  (p)       Wendy's WeShare Stock Option Plan,            50-53
            as amended

  11        Computation of Net Income Per Share           54

  21        Subsidiaries of the Registrant                55

  23        Consent of Coopers & Lybrand L.L.P.           Incorporated by reference to page 31
                                                          of this Form 10-K.

  24        Powers of Attorney                            56-66

  99        Safe harbor under the Private Securities      67-68
            Litigation Reform Act of 1995