Form 10-Q
period 1996-03-31
WENDYS INTERNATIONAL INC
filed 1996-05-10
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996
                               --------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                               --------------------  --------------------

Commission File Number 1-8116

                           WENDY'S INTERNATIONAL, INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Ohio                                                31-0785108
- --------------------------------                         ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio  43017-0256
- -------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code   614-764-3100
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
                                      ---  ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                    Outstanding at May 6, 1996
- --------------------------------                     --------------------------
Common shares, $.10 stated value                          128,634,000 shares

Exhibit index on page 12.


                                   - 1 OF 34 -

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                 Pages
                                                                                                 -----
PART I: Financial Information

       Item 1. Financial Statements:

           Consolidated Statement of Income for the quarters
              ended March 31, 1996 and April 2, 1995                                               3

           Consolidated Balance Sheet as of March 31, 1996,
              and December 31, 1995                                                              4 - 5

           Consolidated Statement of Cash Flows for the
              quarters ended March 31, 1996, and April 2, 1995                                     6

            Notes to the Consolidated Financial Statements                                         7

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                      8 - 9

PART II: Other Information

       Item 6                                                                                     10

       Signature                                                                                  11

       Index to Exhibits                                                                          12

Exhibit 3 (b) - New Regulations, as amended                                                     13 - 32

Exhibit 10 - Amendment to Employment Agreement between The TDL Group
             Ltd. (a subsidiary of the Company) and Ronald Vaughan Joyce                          33

Exhibit 11 - Computation of Net Income Per Share                                                  34

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                             (In thousands, except per share data)
                                                          QUARTER ENDED                 QUARTER ENDED
                                                            MARCH 31                       APRIL 2
                                                              1996                           1995
                                                          -------------                 -------------
REVENUES
    Retail sales......................................      $348,728                      $344,884
    Franchise revenues................................        61,155                        53,124
                                                            --------                      --------
                                                             409,883                       398,008
                                                            --------                      --------
COSTS AND EXPENSES
    Cost of sales.....................................       219,840                       210,236
    Company restaurant operating
      costs...........................................        89,605                        86,462
    Operating costs...................................        12,474                        13,371
    General and administrative
      expenses........................................        32,730                        33,548
    Depreciation and amortization
      of property and equipment.......................        21,351                        19,265
    Other expenses (income)...........................          (470)                          596
    Special charges...................................           -                           6,879
    Interest, net.....................................         2,720                         3,176
                                                            --------                      --------
                                                             378,250                       373,533
                                                            --------                      --------

INCOME BEFORE INCOME TAXES............................        31,633                        24,475
INCOME TAXES..........................................        12,179                         8,839
                                                            --------                      --------
NET INCOME............................................      $ 19,454                      $ 15,636
                                                            ========                      ========

PRIMARY EARNINGS PER SHARE............................      $    .16                      $    .13
                                                            ========                      ========

FULLY DILUTED EARNINGS PER SHARE......................      $    .16                      $    .13
                                                            ========                      ========

DIVIDENDS PER SHARE...................................      $    .06                      $    .06
                                                            ========                      ========

PRIMARY SHARES........................................       123,191                       120,871
                                                            ========                      ========

FULLY DILUTED SHARES..................................       131,219                       129,128
                                                            ========                      ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                       (In thousands)
                                                          MARCH 31                       DECEMBER 31
                                                            1996                            1995
                                                        -----------                      -----------
                                                        (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents.......................    $   98,029                        $  206,127
    Short-term investments, at
      market........................................         7,153                             7,682
    Accounts receivable, net........................        49,296                            49,555
    Notes receivable, net...........................         9,377                            12,272
    Deferred income taxes...........................        18,328                            18,389
    Inventories and other...........................        30,863                            27,254
                                                        ----------                        ----------
                                                           213,046                           321,279
                                                        ----------                        ----------

PROPERTY AND EQUIPMENT, AT COST.....................     1,565,988                         1,527,568
    Accumulated depreciation
     and amortization...............................      (528,546)                         (520,824)
                                                        ----------                        ----------
                                                         1,037,442                         1,006,744
                                                        ----------                        ----------

COST IN EXCESS OF NET ASSETS
    ACQUIRED, NET...................................        42,340                            42,927
DEFERRED INCOME TAXES...............................        19,164                            19,233
OTHER ASSETS........................................       120,165                           118,978
                                                        ----------                        ----------
                                                        $1,432,157                        $1,509,161
                                                        ==========                        ==========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                             (In thousands)
                                                                  MARCH 31                    DECEMBER 31
                                                                    1996                          1995
                                                                -----------                   -----------
                                                                (Unaudited)

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
    Accounts and drafts payable...........................     $   81,587                      $  108,182
    Accrued expenses:
       Salaries and wages.................................         13,888                          23,158
       Taxes..............................................         16,266                          20,828
       Insurance..........................................         28,441                          29,320
       Other..............................................         25,263                          24,207
    Income taxes..........................................          4,239                          (2,516)
    Due to officer........................................         29,977                          63,221
    Current portion of long-term
     obligations..........................................          6,137                          29,469
                                                               ----------                      ----------
                                                                  205,798                         295,869
                                                               ----------                      ----------

LONG-TERM OBLIGATIONS
    Term debt.............................................        293,265                         297,029
    Capital leases........................................         38,635                          40,200
                                                               ----------                      ----------
                                                                  331,900                         337,229
                                                               ----------                      ----------

DEFERRED INCOME TAXES.....................................         47,783                          47,853
OTHER LONG-TERM LIABILITIES...............................         10,397                           9,431
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
    Preferred stock,
      Authorized:  250,000 shares
    Common stock, $.10 stated value
      Authorized:  200,000,000 shares
      Issued: 104,440,000 and
      103,993,000 shares, respectively....................         10,444                          10,399
    Capital in excess of stated value.....................        205,433                         199,804
    Retained earnings.....................................        626,787                         614,799
    Unrealized loss on investments........................         (1,581)                         (1,504)
    Translation adjustments...............................         (3,092)                         (3,007)
                                                               ----------                      ----------
                                                                  837,991                         820,491
    Treasury stock at cost: 129,000 shares................         (1,712)                         (1,712)
                                                               ----------                      ----------
                                                                  836,279                         818,779
                                                               ----------                      ----------
                                                               $1,432,157                      $1,509,161
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

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        (In thousands)
                                                                           QUARTER ENDED                QUARTER ENDED
                                                                             MARCH 31                      APRIL 2
                                                                               1996                          1995
                                                                           -------------                -------------
NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                                               $  20,922                    $ 29,704
                                                                             ---------                    --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from asset dispositions                                            13,308                       4,434
    Capital expenditures                                                       (61,018)                    (41,547)
    Acquisition of franchises                                                  (17,755)                     (1,708)
    Proceeds from sale of marketable securities                                    -                        15,292
    Other investing activities                                                     487                         133
                                                                             ---------                    --------
         Net cash used in investing activities                                 (64,978)                    (23,396)
                                                                             ---------                    --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                       1,448                       1,542
    Principal payments on long-term
      obligations                                                              (24,780)                     (1,580)
    Dividends paid                                                              (7,466)                     (6,112)
    (Payment) loan due officer, net                                            (33,244)                      7,863
                                                                             ---------                    --------
         Net cash provided by (used in) financing
           activities                                                          (64,042)                      1,713
                                                                             ---------                    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (108,098)                      8,021
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD .                                                                    206,127                     119,639
                                                                             ---------                    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  98,029                    $127,660
                                                                             =========                    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
    Interest paid                                                            $   1,674                    $  2,875
    Interest received                                                            3,612                       2,991
    Income taxes paid                                                            4,909                       1,190
    Debt converted to common stock                                               3,826                         -
    Acquisition of franchises:
    Fair value of assets acquired, net                                          17,755                       3,253
    Cash paid                                                                   17,755                       1,708
    Liabilities assumed                                                            -                         1,850

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. MANAGEMENT'S STATEMENT

      In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Wendy's International, Inc. and Subsidiaries (the company) at March 31, 1996, and December 31, 1995, and the results of operations and cash flows for the quarters ended March 31, 1996, and April 2, 1995. The Notes to the Consolidated Financial Statements which are contained in the 1995 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

      Financial Accounting Standard Number 121 (SFAS 121) - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The company is in the process of evaluating the impact of this statement on the results of operations and financial condition of the company.

      The company has adopted Financial Accounting Standard Number 123 (SFAS
      123) - "Accounting for Stock-Based Compensation". There is no material impact of this statement on the results of operations and financial condition of the company.


NOTE 2. ACQUISITIONS AND DISPOSITIONS

      In the first quarter of 1996 and 1995, 11 restaurants were franchised for a net pretax gain of $4.2 million and nine restaurants for a net pretax gain of $657,000, respectively.

      In the first quarter of 1996, the company acquired 40 Roy Rogers restaurants in the New York and New Jersey areas for conversion to Wendy's restaurants. The purchase price was $17.8 million. In the first quarter of 1995, the company acquired its partners' share of two restaurants in London, England. Total consideration in this transaction was $2.1 million of which $1.3 million is payable after April 1, 1998.

NOTE 3. SUBSEQUENT EVENT

      On March 27, 1996, the company announced that on April 15, 1996, it would redeem all of its outstanding 7% convertible subordinated debentures due April 1, 2006. Bondholders could redeem their debentures at 103.5% of principal, plus interest, or convert to shares of Wendy's common stock. Substantially all of the balance was ultimately converted to shares of common stock.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS

The company recorded net income of $19.5 million for the first quarter ended March 31, 1996, while $15.6 million was reported for the first quarter ended April 2, 1995. The 1995 results included an after-tax non-recurring charge of $3.8 million ($.03 per share) for the profit sharing distribution of Hortons income (see Special Charges below).

RETAIL SALES

Total retail sales increased 1.1% for the first quarter of 1996 compared to the first quarter of 1995. This was a result of an increase in average restaurants open which resulted in increases in sales by the Hortons warehouse and the Wendy's bakery offset by a 4.0% decrease in Wendy's average domestic net sales. Sales were adversely impacted by unfavorable weather conditions in the first quarter of 1996 and industry discounting continued throughout the quarter. Selling prices increased .4% in the first quarter of 1996.

Average net sales per domestic Wendy's restaurant for the quarter ended March 31, 1996, and April 2, 1995, were as follows:

                                    First Quarter                   %
                               1996              1995            Decrease
                               ----              ----            --------
Company...................   $236,850          $246,750           (4.0)
Franchise.................    221,850           236,550           (6.2)
Total Domestic............    226,100           239,500           (5.6)


The number of systemwide restaurants open as of March 31, 1996, and April 2, 1995, was as follows:

                                                       1996             1995
                                                       ----             ----
Company............................................    1,318            1,267
Franchise..........................................    3,400            3,187
                                                       -----            -----
Total Wendy's......................................    4,718            4,454
                                                       =====            =====

Total Hortons......................................    1,238              997
                                                       =====            =====

COST OF SALES AND RESTAURANT OPERATING COSTS

The domestic company operating margin decreased in the first quarter 1996 to 11.1% versus 14.1% for 1995. The decrease reflected higher labor costs along with higher domestic cost of sales related to increased chicken and produce prices. Wendy's domestic restaurant operating costs were higher, as a percent of retail sales, in the first quarter 1996 versus 1995 due to lower average domestic sales. Utility costs and rent also increased as a percent of retail sales.

FRANCHISE REVENUES

Royalties before reserve provisions increased $.8 million in the first quarter 1996 compared with 1995. This was primarily a result of an increase in franchise restaurants open offset by a 6.2% decrease in average sales of domestic Wendy's franchise restaurants. No reserves were provided against royalties in the first quarter 1996 and $2.4 million was provided for in the first quarter of 1995. Gains from franchising Wendy's restaurants increased $3.6 million and rental income from properties leased to franchises increased $3.4 million.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the first quarter of 1996 were 8.0% of total revenues versus 8.4% in 1995. The reduction in expense reflected relatively lower provisions for management bonuses in 1996 and non-recurring charges in 1995 for a Hortons retirement plan expense.

SPECIAL CHARGES

The special charges in 1995 represent the profit sharing contribution made to the sole shareholder of Hortons. As a result of the acquisition of Hortons by Wendy's in December 1995 these charges no longer apply in 1996 or future years.


                               FINANCIAL CONDITION

The company's financial condition remains solid at the end of the first quarter of 1996. The debt to equity and debt to total capitalization ratios were 40% and 28%, respectively, at March 31, 1996. These compare to a debt to equity ratio and debt to total capitalization ratio of 41% and 29%, respectively, at December 31, 1995. In addition, the $100 million 7% convertible debentures were substantially all converted to stock in April 1996, which significantly improved the debt to equity ratio to approximately 25%. Capital expenditures amounted to $61 million for 1996 compared to $42 million for 1995 reflecting increased restaurant development.


                                     OUTLOOK

The company continues to employ its strategies as outlined in the company's 1995 Annual Report. As was expected, competition in the quick-service restaurant industry has been intense and will remain so in the foreseeable future. Pressure on retail sales is continuing into 1996. Emphasis continues to be on solid restaurant operations, new products, effective marketing, new restaurant development, and the overall financial health of the entire system. The company anticipates that as many as 750 new restaurants will be opened or under construction systemwide (both company and franchise) during 1996. Cash flow from operations, cash and investments on hand, existing revolving credit agreements and possible asset sales should adequately provide for projected cash requirements. If additional cash is needed for future acquisitions of restaurants from franchisees, or for other corporate purposes, the company believes it would be able to obtain additional cash through potential revolving credit agreements, the issuance of securities or by the sale of selected franchisee receivables.

                              SAFE HARBOR STATEMENT

Except for historical information, statements in this Form 10-Q are forward-looking and involve risks and uncertainties including, but not limited to, continuation of intense competition in the industry, weather, changes in economic conditions, consumer preference and spending patterns, consumer perceptions of food safety, inflation, labor and benefit costs, legal claims, the continued ability of the company and its franchisees to obtain suitable locations and financing for new restaurant development, governmental initiatives such as new taxes or wage rates, and other factors set forth in Exhibit 99 to the company's Form 10-K filed with the Securities and Exchange Commission on April 1, 1996.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           PART II: OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)  Index to Exhibits on Page 12.

(b) A report on Form 8-K was filed with the Securities and Exchange Commission on January 16, 1996, disclosing the completion of the acquisition of 1052106 Ontario Limited, formerly 632687 Alberta Ltd., on December 29, 1995.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WENDY'S INTERNATIONAL, INC.
                                       ---------------------------
                                              (Registrant)



Date:      5/10/96                     /s/ John K. Casey
      ------------------               -----------------------
                                       John K. Casey
                                       Vice Chairman and Chief
                                       Financial Officer

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Exhibit
Number                        Description                                  Page No.
- -------                       ------------                                 --------
 3 (b)              New Regulations, as amended                            13 - 32

  10                Amendment to Employment Agreement
                    between The TDL Group Ltd. (a sub-
                    sidiary of the Company) and Ronald
                    Vaughan Joyce                                             33

  11                Computation of Net Income Per
                    Common Share                                              34