Form 10-Q
period 1996-06-30
WENDYS INTERNATIONAL INC
filed 1996-08-09
CIK 105668

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996
                               -------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                               -------------------    -------------------

Commission File Number 1-8116
                       ------

                           WENDY'S INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

             Ohio                                             31-0785108
- -------------------------------                      ---------------------------
(State or other jurisdiction of                         (I.R.S.  Employer
incorporation or organization)                           Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio  43017-0256
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code     614-764-3100
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
                                      -----    -----

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.
            Class                             Outstanding at August 5, 1996
- --------------------------------              -----------------------------

Common shares, $.10 stated value                    128,804,000 shares

Exhibit index on page 15.



                                  - 1 of 29 -

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                 Pages
                                                                                 -----

PART I:    Financial Information

    Item 1.   Financial Statements:

        Consolidated Statement of Income for the quarters
          and year-to-date periods ended
          June 30, 1996, and July 2, 1995                                         3 - 4

        Consolidated Balance Sheet as of June 30, 1996
          and December 31, 1995                                                   5 - 6

        Consolidated Statement of Cash Flows for the
          year-to-date periods ended June 30, 1996, and July 2, 1995                  7

        Notes to the Consolidated Financial Statements                                8

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                         9 - 11

PART II:   Other Information

    Item 1                                                                           12

    Item 4                                                                           13

    Item 6                                                                           13

    Signature                                                                        14

    Index to Exhibits                                                                15

Exhibit 10(a) - Deferred Compensation Agreement between the company
                and R. David Thomas                                             16 - 21

Exhibit 10(b) - Deferred Compensation Agreement between the company
                and James W. Near                                               22 - 27

Exhibit 11 - Computation of Net Income Per Share                                28 - 29

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                  (In thousands except per share data)
                                     QUARTER ENDED    QUARTER ENDED
                                        JUNE 30           JULY 2
                                          1996             1995
                                       ---------        ---------
REVENUES
  Retail sales .................       $ 400,775        $ 368,588
  Franchise revenues ...........          91,136           68,782
                                       ---------        ---------
                                         491,911          437,370
                                       ---------        ---------
COSTS AND EXPENSES
  Cost of sales ................         249,104          221,973
  Company restaurant operating
    costs ......................          94,612           85,356
  Operating costs ..............          12,258           14,051
  General and administrative
    expenses ...................          32,089           32,509
  Depreciation and amortization
    of property and equipment ..          22,277           19,747
  Other expenses (income) ......            (144)            (566)
  Special charges ..............            --              9,308
  Interest, net ................           1,546            2,593
                                       ---------        ---------
                                         411,742          384,971
                                       ---------        ---------

INCOME BEFORE INCOME TAXES .....          80,169           52,399
INCOME TAXES ...................          30,865           12,360
                                       ---------        ---------
NET INCOME .....................       $  49,304        $  40,039
                                       =========        =========

PRIMARY EARNINGS PER SHARE .....       $     .38        $     .33
                                       =========        =========

FULLY DILUTED EARNINGS PER SHARE       $     .38        $     .32
                                       =========        =========

DIVIDENDS PER SHARE ............       $     .06        $     .06
                                       =========        =========

PRIMARY SHARES .................         129,548          121,428
                                       =========        =========

FULLY DILUTED SHARES ...........         131,109          129,616
                                       =========        =========


The accompanying notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                      (In thousands except per share data)
                                   YEAR-TO-DATE ENDED      YEAR-TO-DATE ENDED
                                         JUNE 30                  JULY 2
                                          1996                     1995
                                       ---------                ---------
REVENUES
  Retail sales .................       $ 749,503                $ 713,472
  Franchise revenues ...........         152,291                  121,906
                                       ---------                ---------
                                         901,794                  835,378
                                       ---------                ---------
COSTS AND EXPENSES
  Cost of sales ................         468,944                  432,209
  Company restaurant operating
    costs ......................         184,217                  171,818
  Operating costs ..............          24,732                   27,422
  General and administrative
    expenses ...................          64,819                   66,057
  Depreciation and amortization
    of property and equipment ..          43,628                   39,012
  Other expenses (income) ......            (614)                      30
  Special charges ..............            --                     16,187
  Interest, net ................           4,266                    5,769
                                       ---------                ---------
                                         789,992                  758,504
                                       ---------                ---------

INCOME BEFORE INCOME TAXES .....         111,802                   76,874
INCOME TAXES ...................          43,044                   21,199
                                       ---------                ---------
NET INCOME .....................       $  68,758                $  55,675
                                       =========                =========

PRIMARY EARNINGS PER SHARE .....       $     .54                $     .46
                                       =========                =========

FULLY DILUTED EARNINGS PER SHARE       $     .53                $     .45
                                       =========                =========

DIVIDENDS PER SHARE ............       $     .12                $     .12
                                       =========                =========

PRIMARY SHARES .................         126,370                  121,150
                                       =========                =========

FULLY DILUTED SHARES ...........         131,188                  129,371
                                       =========                =========


The accompanying notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                  (In thousands)
                                            JUNE 30          DECEMBER 31
                                             1996               1995
                                          -----------        -----------
                                          (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents .......       $    80,163        $   206,127
  Short-term investments, at market             7,146              7,682
  Accounts receivable, net ........            52,373             49,555
  Notes receivable, net ...........            11,261             12,272
  Deferred income taxes ...........            18,027             18,389
  Inventories and other ...........            33,189             27,254
                                          -----------        -----------
                                              202,159            321,279
                                          -----------        -----------

PROPERTY AND EQUIPMENT, AT COST ...         1,581,272          1,527,568
  Accumulated depreciation and
    amortization ..................          (523,215)          (520,824)
                                          -----------        -----------
                                            1,058,057          1,006,744

COST IN EXCESS OF NET ASSETS
  ACQUIRED, NET ...................            52,334             42,927
DEFERRED INCOME TAXES .............            18,936             19,233
OTHER ASSETS ......................           133,085            118,978
                                          -----------        -----------
                                          $ 1,464,571        $ 1,509,161
                                          ===========        ===========


The accompanying notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                       (In thousands)
                                                 JUNE 30          DECEMBER 31
                                                  1996               1995
                                               -----------        -----------
                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES
  Accounts and drafts payable ..........       $    83,440        $   108,182
  Accrued expenses:
     Salaries and wages ................            14,663             23,158
     Taxes .............................            18,646             20,828
     Insurance .........................            28,616             29,320
     Other .............................            19,981             24,207
  Income taxes .........................            24,761             (2,516)
  Due to officer .......................              --               63,221
  Current portion of long-term
   obligations .........................             6,202             29,469
                                               -----------        -----------
                                                   196,309            295,869
                                               -----------        -----------

LONG-TERM OBLIGATIONS
  Term debt ............................           197,013            297,029
  Capital leases .......................            36,961             40,200
                                               -----------        -----------
                                                   233,974            337,229
                                               -----------        -----------

DEFERRED INCOME TAXES ..................            47,742             47,853
OTHER LONG-TERM LIABILITIES ............            10,685              9,431
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock,
    Authorized:  250,000 shares
  Common stock, $.10 stated value
    Authorized:  200,000,000 shares
    Issued: 112,471,000 and
    103,993,000 shares, respectively ...            11,247             10,399
  Capital in excess of stated value ....           302,160            199,804
  Retained earnings ....................           668,125            614,799
  Unrealized loss on investments .......            (1,452)            (1,504)
  Translation adjustments ..............            (2,507)            (3,007)
                                               -----------        -----------
                                                   977,573            820,491
  Treasury stock at cost: 129,000 shares            (1,712)            (1,712)
                                               -----------        -----------
                                                   975,861            818,779
                                               -----------        -----------
                                               $ 1,464,571        $ 1,509,161
                                               ===========        ===========


The accompanying notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                             (In thousands)
                                               YEAR-TO-DATE ENDED        YEAR-TO-DATE ENDED
                                                    JUNE 30                    JULY 2
                                                     1996                       1995
                                                   ---------                  ---------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES ...............................       $  85,850                  $  86,784
                                                   ---------                  ---------
CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from asset dispositions .........          52,744                     21,479
  Capital expenditures .....................        (131,633)                   (91,919)
  Acquisition of franchises ................         (31,505)                   (38,353)
  Proceeds from marketable securities ......            --                       15,292
  Other investing activities ...............             232                     (1,626)
                                                   ---------                  ---------
       Net cash used in investing activities        (110,162)                   (95,127)
                                                   ---------                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock ...           3,319                      4,221
  Principal payments on long-term
    obligations ............................         (26,317)                   (53,640)
  Dividends paid ...........................         (15,433)                   (12,235)
  (Payment) loan due officer, net ..........         (63,221)                     7,383
                                                   ---------                  ---------
       Net cash used in financing activities        (101,652)                   (54,271)
                                                   ---------                  ---------

DECREASE IN CASH AND CASH EQUIVALENTS ......        (125,964)                   (62,614)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD ...................................         206,127                    119,639
                                                   ---------                  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .       $  80,163                  $  57,025
                                                   =========                  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Interest paid ..........................       $  17,318                  $  13,131
    Interest received ......................           6,747                      5,632
    Income taxes paid ......................          12,171                     15,592
    Debt converted to stock ................          99,915                         25
    Acquisition of franchises:
    Fair value of assets acquired, net .....          31,505                     39,898
    Cash paid ..............................          31,505                     38,353
    Liabilities assumed ....................            --                        1,850


The accompanying notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.    MANAGEMENT'S STATEMENT
     In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature except for the income tax valuation allowance in 1995 as discussed in note 3) necessary to present fairly the financial position of Wendy's International, Inc. and Subsidiaries (the company) at June 30, 1996 and December 31, 1995 and the results of operations for the quarters and year-to-date periods ended June 30, 1996 and July 2, 1995 and cash flows for the year-to-date periods ended June 30, 1996 and July 2, 1995. The Notes to the Consolidated Financial Statements which are contained in the 1995 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

NOTE 2.    ACQUISITIONS AND DISPOSITIONS
     In the first quarter of 1996 and 1995, 11 restaurants were franchised for a net pretax gain of $4,200,000 and nine restaurants for a net pretax gain of $657,000, respectively. During the second quarter of 1996 and 1995, the company franchised 64 restaurants for a net pretax gain of $25,000,000 and 26 restaurants for a net pretax gain of $9,900,000, respectively.

     In the first quarter of 1996, the company acquired 40 Roy Rogers restaurants in the New York and New Jersey areas for conversion to Wendy's restaurants. The purchase price was $17,800,000. In the first quarter of 1995, the company acquired its partners' share of two restaurants in London, England. Total consideration in this transaction was $2,122,000 of which $1,255,000 is payable after April 1, 1998.

     During the second quarter of 1996, the company acquired 11 restaurants in the Massachusetts market for approximately $11,000,000, and 41 restaurants in the New York market for approximately $21,000,000. During the second quarter of 1995, the company acquired 34 restaurants in the Little Rock market for approximately $37,000,000.

NOTE 3.    INCOME TAXES
     Income taxes in the second quarter of 1995 reflect the benefit of a reduction in the valuation allowance related to excess capital allowances and net operating loss carryovers of a Canadian subsidiary of $6,600,000. During the quarter a partnership agreement was executed between Wendy's and Tim Hortons establishing "TIMWEN Partnership" for purposes of accelerating the development of combination units of Wendy's and Tim Hortons in Canada. The reduction in the valuation allowance reflects the recognition of all remaining tax benefits pursuant to the success of the Canadian reorganization and the profitability of Canadian operations.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS


The company recorded net income of $49.3 million for the second quarter ended June 30, 1996, versus $40.0 million for the second quarter ended July 2, 1995. Net income for the year-to-date period was $68.8 million for 1996 compared with $55.7 million for 1995. The 1995 results included an after-tax non-recurring charge of $5.1 million ($.04 per share), and $8.9 million ($.07 per share) for the second quarter and year to date, respectively. This charge represents the profit sharing distribution of Hortons income (see Special Charges below).

RETAIL SALES
Retail sales increased 8.7% for the second quarter of 1996 compared with the second quarter of 1995. This was primarily a result of an increase in restaurants open, and a 2.2% increase in average domestic Wendy's net sales. Year-to-date retail sales increased $36.0 million in 1996 compared with 1995 reflecting additional domestic and international restaurants open offset by a
 .8% decrease in average Wendy's domestic net sales. Retail sales also increased in both the quarter and year-to-date periods due to increased warehouse sales for Hortons which reflect the growth of franchise restaurants, as well as, increased average store sales. Selling prices increased .5% for Wendy's company-operated domestic restaurants during the current year.

The improvement in average domestic net sales was a result of the value menu strategy, such as the 5-piece Chicken Nuggets, the addition of the Spicy Chicken sandwich to the permanent menu, solid restaurant operations, and effective marketing campaigns. Additionally, average sales improved due to the impact of two markets purchased with average sales substantially above the company average.

Average net sales per domestic Wendy's restaurant for the quarters and year-to-date periods ended June 30, 1996 and July 2, 1995 were as follows:

                                                            %
                                Second Quarter          Increase         Year-to-Date                %
                             1996           1995       (Decrease)     1996           1995       (Decrease)
                           --------       --------     ----------   --------       --------     ----------
Company ..............     $264,950       $259,150         2.2      $502,000       $505,900         (.8)
Franchise ............      248,700        251,950        (1.3)      470,700        488,600        (3.7)
Total Domestic........      253,350        254,050         (.3)      479,600        493,600        (2.8)

The number of systemwide restaurants open as of June 30, 1996 and July 2, 1995 was as follows:

                                              1996             1995
                                              ----             ----
Company .............................         1,321            1,283
Franchise ...........................         3,457            3,220
                                              -----            -----
Total Wendy's........................         4,778            4,503
                                              =====            =====

Total Hortons........................         1,277            1,047
                                              =====            =====


COST OF SALES AND RESTAURANT OPERATING COSTS
The domestic company operating margin decreased in the second quarter 1996 to 14.5% versus 16.7% for 1995. The operating margin decreased to 12.9% for the year-to-date 1996 versus 15.4% in 1995. Cost of sales reflected increases in restaurant labor due to inflation in the restaurant labor wage rate. Food costs for chicken and tomatoes in both the quarter and year-to-date periods increased. Restaurant operating costs increased, as a percent of retail sales, in both the second quarter and year-to-date periods due to average sales not being enough to leverage most operating costs. Utilities, salaries and wages, and rent were also higher throughout the first half of the year.

FRANCHISE REVENUES
Royalties before reserve provisions increased $2.2 million and $3.0 million in the second quarter and year-to-date 1996, respectively, compared with 1995. This was primarily a result of an increase in franchise restaurants open, partly offset by Wendy's franchise domestic average net sales being down 1.3% and 3.7% in the quarter and year to date, respectively. There were no reserves provided for the second quarter 1996 or for the year-to-date period. In 1995, $2.4 million was provided for royalty reserves in the first quarter.

Gains from franchising Wendy's restaurants increased $15.1 million and $18.6 million in the current quarter and year to date, respectively. Rental income increased $3.4 million and $6.9 million in the current quarter and year-to-date, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the second quarter of 1996 were 6.5% of total revenues versus 7.4% in 1995. For the year-to-date 1996 general and administrative expenses were 7.2% versus 7.9% in 1995. The reduction reflects reduced provisions for management bonuses, franchise reserve reversals, and a reduction in advertising costs for new product testing. Also, a reduction from 1995 is due to a charge for a Hortons retirement plan expense for which no similar expense applies in 1996 and future years.

SPECIAL CHARGES
The special charges in 1995 represent the profit sharing contributions made to the sole shareholder of Hortons. As a result of the acquisition of Hortons by Wendy's in December 1995, these charges no longer apply in 1996 or future years.

INCOME TAXES
Income taxes in the second quarter of 1995 reflect the benefit of a reduction in the valuation allowance related to excess capital allowances and net operating loss carryovers of a Canadian subsidiary of $6.6 million. As a result, income taxes are 38.5% in the first half of 1996 versus 23.6% and 27.6% in the second quarter and year-to-date 1995, respectively.

                               FINANCIAL CONDITION

The company's financial condition remains solid at the end of the second quarter of 1996. The debt to equity and debt to total capitalization ratios were 24% and 19%, respectively, at June 30, 1996. These compare to a debt to equity ratio and debt to total capitalization ratio of 41% and 29%, respectively, at fiscal year-end 1995. Substantially all of the $100 million 7% convertible debentures were converted to common stock in April 1996, which significantly improved the debt to equity ratio. Year-to-date capital expenditures amounted to $131.6 million for 1996 compared to $91.9 million for 1995.

                                     OUTLOOK

The company continues to employ its strategies as outlined in the company's 1995 Annual Report. As was expected, competition in the quick-service restaurant industry has been intense and will remain so in the foreseeable future. Pressure on retail sales is continuing in 1996. Emphasis continues to be on solid restaurant operations, new products, effective marketing, new restaurant development, and the overall financial health of the entire system. The company anticipates that as many as 750 new restaurants will be opened or under construction systemwide (both company and franchise) during 1996. Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements should help provide for projected cash requirements. In addition, the company expects to file a registration statement with the Securities and Exchange Commission for $200 million of securities which could be issued during the next two years. Proceeds from the sale of the securities will be used for general corporate purposes, which may include repayment of existing indebtedness.

                            SAFE HARBOR STATEMENT

Except for historical information, statements in this Form 10-Q are forward-looking and involve risks and uncertainties including, but not limited to, continuation of intense competition in the industry, weather, changes in economic conditions, consumer preference and spending patterns, consumer perceptions of food safety, inflation, labor and benefit costs, legal claims, the continued ability of the company and its franchisees to obtain suitable locations and financing for new restaurant development, government initiatives such as new taxes or wage rates, and other factors set forth in Exhibit 99 to the company's Form 10-K filed with the Securities and Exchange Commission on April 1, 1996.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.

On May 26, 1989, Jonathan Raven and Eli Shapiro, individually and purportedly on behalf of a putative class of other persons similarly situated, filed a complaint against the company and others in the U.S. District Court for the Northern District of Illinois, Eastern Division. The complaint, insofar as it pertained to the company, alleged violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 of the Securities and Exchange Commission promulgated thereunder, and the common law. The plaintiffs claimed to be investors in a limited partnership which was a franchisee of the company. The partnership was formed in 1985 to purchase from the company restaurants located in Washington and Oregon. The purchase was funded in part by the offering of limited partnership interests and revenue sensitive subordinated notes to the investors. The offering was concluded in 1986. The complaint sought compensatory damages in the amount of $18 million, attorneys fees and rescission of the purchases of limited partnership interests and revenue sensitive subordinated notes sold in the offering. The company obtained releases from 82% of the potential plaintiffs. The remaining potential plaintiffs have not been certified as a class. The case was transferred upon motion of the defendants to the U.S. District Court in Atlanta, Georgia. The defendants' motion to dismiss the federal claims was granted with prejudice on October 9, 1991. The defendants' motion to dismiss the state claim was granted without prejudice on the same day. The plaintiffs filed a motion for reinstatement of their Section 10(b), Rule 10b-5 and common law claims on February 14, 1992. That motion was granted on September 24, 1992. The defendants subsequently filed a motion to permit an interlocutory appeal and renewed their motion to dismiss the Section 10(b) and Rule 10b-5 claims for reasons the court had not yet considered. The defendants' motion to file an interlocutory appeal was granted. In an opinion dated January 22, 1996, the 11th Circuit Court of Appeals vacated the reinstatement of the complaint. This case is now considered terminated.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of the company's shareholders was held on April 30, 1996.

(b) The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director.

            Director                      For                 Withheld
            --------                      ---                 --------

       Thekla R. Shackelford           103,976,011           1,109,766
       Ronald E. Musick                103,757,941           1,327,833
       W. Clay Hamner                  103,987,490           1,098,288
       Gordon F. Teter                 103,753,484           1,332,294
       Frederick R. Reed               103,696,385           1,389,393

The following directors did not stand for reelection at the meeting (the year in which each director's term expires is indicated in parenthesis): Fielden B. Nutter, Sr. (1997), James W. Near (1997), James V. Pickett (1997), Thomas F. Keller (1997), R. David Thomas (1998), John K. Casey (1998), Ernest S. Hayeck
(1998) and Janet Hill (1998).

(c) The following table sets forth a brief description of each other matter voted on at the Annual Meeting and the number of votes cast for, against or abstaining from, as well as broker nonvotes on, each matter.

                                                                                          Broker
                                             For            Against        Abstain       Nonvotes
                                             ---            -------        -------       --------
Amendment to the company's
  Regulations to increase the number
  of directors to 15 from 13               89,494,075      1,246,613       859,735      13,485,355

Approve Coopers & Lybrand L.L.P.
  as independent public accountants
  of the company                          104,346,264        239,651       499,851            None


Item 6.    Exhibits and Reports on Form 8-K.

(a) Index to Exhibits on Page 15.

(b) No report on Form 8-K was filed during the quarter ended June 30, 1996.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WENDY'S INTERNATIONAL, INC.
                                            ---------------------------
                                                    (Registrant)



Date:        08/09/96                       /s/ John K. Casey
      -----------------------               -------------------------
                                            John K. Casey
                                            Vice Chairman and Chief
                                            Financial Officer

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS



Exhibit
 Number               Description                      Page No.
- -------               -----------                      --------

 10(a)           Deferred Compensation                 16 - 21
                 Agreement between the
                     company and
                   R. David Thomas

 10(b)           Deferred Compensation                 22 - 27
                 Agreement between the
                     company and
                   James W. Near

   11             Computation of Net                   28 - 29
                 Income Per Common Share.