Form 10-Q
period 1996-09-29
WENDYS INTERNATIONAL INC
filed 1996-11-12
CIK 105668

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
For the quarterly period ended September 29, 1996
                               ------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from             to
                              ------------     -------------

Commission File Number 1-8116
                       ------

                           WENDY'S INTERNATIONAL, INC.
--------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

           OHIO                                      31-0785108
---------------------------------             ------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                 Identification on Number)

P.O. BOX 256, 4288 WEST DUBLIN-GRANVILLE ROAD, DUBLIN, OHIO  43017-0256
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code           614-764-3100
                                                             -------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES X  NO   .
                                      ---   ---
Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.
           CLASS                             OUTSTANDING AT NOVEMBER 1, 1996
---------------------------------            -------------------------------
Common shares, $.10 stated value                 129,341,000 shares

Exhibit index on page 15.


                                   1 of 326

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                              PAGES
                                                                                              -----
PART I:       Financial Information
       Item 1.     Financial Statements:

           Consolidated Statement of Income for the quarters
              and year-to-date periods ended
              September 29, 1996, and October 1, 1995                                         3 - 4

           Consolidated Balance Sheet as of September 29, 1996
              and December 31, 1995                                                           5 - 6

           Consolidated Statement of Cash Flows for the
              year-to-date periods ended September 29, 1996, and                                7
              October 1, 1995

            Notes to the Consolidated Financial Statements                                    8 - 9

       Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                                           10 - 12

PART II:      Other Information
       Item 6                                                                                  13
       Signature                                                                               14
       Index to Exhibits                                                                       15

Exhibit 4(a) Indenture for subordinated debt securities between the
    company and NBD Bank, as trustee                                                        16 - 102

Exhibit 4(b) First Supplemental Indenture between the company and NBD
    Bank                                                                                    103 - 159

Exhibit 4(c) Amended and Restated Declaration of Trust of Wendy's
    Financing I                                                                             160 - 269

Exhibit 4(d) Certificate P-1 Evidencing Trust Preferred Securities of
    Wendy's Financing I                                                                     270 - 283

Exhibit 4(e) Certificate P-2 Evidencing Trust Preferred Securities of
    Wendy's Financing I                                                                     284 - 290

Exhibit 4(f) Preferred Securities Guarantee Agreement for the benefit of
    the holders of trust preferred securities of Wendy's Financing I                        291 - 313

Exhibit 4(g) 5% Convertible Subordinated Debenture of the company                           314 - 324

Exhibit 11 - Computation of Net Income Per Share                                            325 - 326

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                      (In thousands except per share data)
                                                            QUARTER ENDED             QUARTER ENDED
                                                               SEPTEMBER 29                 OCTOBER 1
                                                                   1996                       1995
                                                                 --------                   ------
REVENUES
    Retail sales.....................................              $420,580                   $378,642
    Franchise revenues...............................                85,995                     72,900
                                                                    -------                    -------
                                                                    506,575                    451,542
                                                                   --------                   --------
COSTS AND EXPENSES
    Cost of sales....................................               259,746                    230,836
    Company restaurant operating
      costs..........................................                99,953                     88,045
    Operating costs..................................                14,672                     14,686
    General and administrative
      expenses.......................................                31,929                     30,122
    Depreciation and amortization
      of property and equipment......................                22,475                     20,330
    Other expenses (income)..........................                   545                     (1,102)
    Special charges..................................                  -                        11,100
    Interest, net....................................                   928                      2,362
                                                                       ----                     ------
                                                                    430,248                    396,379
                                                                   --------                   --------

INCOME BEFORE INCOME TAXES...........................                76,327                     55,163
INCOME TAXES.........................................                29,386                     18,926
                                                                    -------                    -------
NET INCOME...........................................              $ 46,941                   $ 36,237
                                                                   ========                   ========

PRIMARY EARNINGS PER COMMON SHARE....................                  $.36                       $.30
                                                                       ====                       ====

FULLY DILUTED EARNINGS PER COMMON SHARE..............                  $.36                       $.29
                                                                       ====                       ====

DIVIDENDS PER COMMON SHARE ..........................                  $.06                       $.06
                                                                       ====                       ====

PRIMARY SHARES.......................................               132,333                    122,513
                                                                    =======                    =======

FULLY DILUTED SHARES.................................               132,554                    130,643
                                                                    =======                    =======


The accompanying notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                               (In thousands except per share data)
                                                        YEAR-TO-DATE ENDED              YEAR-TO-DATE ENDED
                                                           SEPTEMBER 29                      OCTOBER 1
                                                               1996                            1995
                                                             --------                        ------
REVENUES
    Retail sales.....................................            $1,170,083                 $1,092,114
    Franchise revenues...............................               238,286                    194,806
                                                                   --------                   --------
                                                                  1,408,369                  1,286,920
                                                                 ----------                 ----------
COSTS AND EXPENSES
    Cost of sales....................................               728,690                    663,045
    Company restaurant operating
      costs..........................................               284,170                    259,863
    Operating costs..................................                39,404                     42,108
    General and administrative
      expenses.......................................                96,748                     96,179
    Depreciation and amortization
      of property and equipment......................                66,103                     59,342
    Other expenses (income)..........................                   (69)                    (1,072)
    Special charges..................................                    -                      27,287
    Interest, net....................................                 5,194                      8,131
                                                                     ------                     ------
                                                                  1,220,240                  1,154,883
                                                                  ---------                  ---------

INCOME BEFORE INCOME TAXES...........................               188,129                    132,037
INCOME TAXES.........................................                72,430                     40,125
                                                                    -------                    -------
NET INCOME...........................................             $ 115,699                   $ 91,912
                                                                  =========                   ========

PRIMARY EARNINGS PER COMMON SHARE....................                  $.90                       $.76
                                                                       ====                       ====

FULLY DILUTED EARNINGS PER COMMON SHARE..............                  $.89                       $.74
                                                                       ====                       ====

DIVIDENDS PER COMMON SHARE...........................                  $.18                       $.18
                                                                       ====                       ====

PRIMARY SHARES.......................................               128,358                    121,604
                                                                    =======                    =======

FULLY DILUTED SHARES.................................               131,643                    129,793
                                                                    =======                    =======


The accompanying notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                    (In thousands)
                                                      SEPTEMBER 29                  DECEMBER 31
                                                          1996                          1995
                                                      ------------                   -------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents.............             $ 271,558                      $ 206,127
    Short-term investments, at market.....                 5,387                          7,682
    Accounts receivable, net..............                54,003                         49,555
    Notes receivable, net.................                 8,181                         12,272
    Deferred income taxes.................                15,102                         18,389
    Inventories and other.................                33,887                         27,254
                                                         -------                        -------
                                                         388,118                        321,279
                                                        --------                       --------

PROPERTY AND EQUIPMENT, AT COST...........             1,626,310                      1,527,568
    Accumulated depreciation and
      amortization........................              (530,347)                      (520,824)
                                                       ---------                      ---------
                                                       1,095,963                      1,006,744

COST IN EXCESS OF NET ASSETS
    ACQUIRED, NET.........................                51,693                         42,927
DEFERRED INCOME TAXES.....................                18,461                         19,233
OTHER ASSETS..............................               154,272                        118,978
                                                        --------                       --------
                                                      $1,708,507                     $1,509,161
                                                      ==========                     ==========



The accompanying notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                            (In thousands)
                                                                SEPTEMBER 29                DECEMBER 31
                                                                    1996                       1995
                                                                ------------                -------
                                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts and drafts payable......................                74,160                     $ 108,182
    Accrued expenses:
       Salaries and wages............................                18,088                        23,158
       Taxes.........................................                18,784                        20,828
       Insurance.....................................                30,126                        29,320
       Other.........................................                29,042                        24,207
    Income taxes.....................................                16,093                        (2,516)
    Due to officer...................................                  -                           63,221
    Current portion of long-term
     obligations.....................................                 6,509                        29,469
                                                                     ------                        ------
                                                                    192,802                       295,869
                                                                   --------                      --------
LONG-TERM OBLIGATIONS
    Term debt........................................               197,336                       297,029
    Capital leases...................................                40,239                        40,200
                                                                    -------                       -------
                                                                    237,575                       337,229
                                                                   --------                      --------

DEFERRED INCOME TAXES................................                47,279                        47,853
OTHER LONG-TERM LIABILITIES..........................                10,853                         9,431
                                                                     ------                         -----
    TOTAL LIABILITIES                                               488,509                       690,382
                                                                    -------                       -------
COMMITMENTS AND CONTINGENCIES
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
CONVERTIBLE PREFERRED SECURITIES OF WENDY'S
FINANCING I..........................................               200,000                            -

SHAREHOLDERS' EQUITY
    Preferred stock,
       Authorized: 250,000 shares
    Common stock, $.10 stated value
       Authorized: 200,000,000 shares
       Issued: 112,784,000 and
       103,993,000 shares, respectively...............               11,278                        10,399
    Capital in excess of stated value................               306,936                       199,804
    Retained earnings................................               707,089                       614,799
    Unrealized loss on investments...................                (1,315)                       (1,504)
    Translation adjustments..........................                (2,278)                       (3,007)
                                                                    --------                      -------
                                                                  1,021,710                       820,491
    Treasury stock at cost: 129,000 shares                           (1,712)                       (1,712)
                                                                    -------                       -------
                                                                  1,019,998                       818,779
                                                                 ----------                      --------
                                                                 $1,708,507                    $1,509,161
                                                                 ==========                    ==========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                           (In thousands)
                                                             YEAR-TO-DATE ENDED         YEAR-TO-DATE ENDED
                                                                SEPTEMBER 29                OCTOBER 1
                                                                    1996                       1995
                                                                  --------                   ------
NET CASH PROVIDED BY OPERATING
    ACTIVITIES.......................................             $ 136,764                  $130,847
                                                                  ---------                  --------
CASH FLOW FROM INVESTING ACTIVITIES
    Proceeds from asset dispositions.................                76,091                    32,835
    Capital expenditures.............................              (206,283)                 (142,364)
    Acquisition of franchises........................               (31,573)                  (38,676)
    Proceeds from marketable securities..............                 2,484                    18,180
    Other investing activities.......................                  (479)                   (5,619)
                                                                      ------                  --------
      Net cash used in investing activities..........              (159,760)                 (135,644)
                                                                  ---------                  --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of convertible
      preferred securities, net......................               195,500                        -
    Proceeds from issuance of common stock...........                 7,360                    14,675
    Principal payments on long-term
      obligations....................................               (27,803)                  (55,303)
    Dividends paid on common shares..................               (23,409)                  (18,377)
    (Payment) loan due officer, net..................               (63,221)                   10,422
                                                                   ---------                  -------
      Net cash from (used in) financing activities...                88,427                   (48,583)
                                                                    -------                  --------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS......................................                65,431                   (53,380)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
      PERIOD.........................................               206,127                   119,639
                                                                   --------                  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........             $ 271,558                  $ 66,259
                                                                  =========                  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
    Interest paid....................................               $18,349                   $14,855
    Interest received................................                 9,477                     7,725
    Income taxes paid................................                46,005                    34,583
    Debt converted to common stock...................                99,915                        75
    Capital lease obligations incurred...............                   495                        -
    Acquisition of franchises:
    Fair value of assets acquired, net...............                36,221                    40,221
    Cash paid........................................                31,573                    38,676
    Liabilities assumed..............................                 4,648                     1,851

The accompanying notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.       MANAGEMENT'S STATEMENT
------------------------------------
     In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Wendy's International, Inc. and Subsidiaries (the company) at September 29, 1996 and December 31, 1995 and the results of operations for the quarters and year-to-date periods ended September 29, 1996 and October 1, 1995 and cash flows for the year-to-date periods ended September 29, 1996 and October 1, 1995. The Notes to the Consolidated Financial Statements which are contained in the 1995 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

NOTE 2.       CONVERTIBLE PREFERRED SECURITIES
----------------------------------------------
     In September 1996, Wendy's Financing I issued 4,000,000 shares of $2.50 Term Convertible Securities, Series A (the Trust Preferred Securities). Wendy's Financing I (the Trust), a statutory business trust, is a wholly-owned consolidated subsidiary of Wendy's International, Inc. (Wendy's) with the Trust's sole asset being $202,020,050 aggregate principal amount of 5% Convertible Subordinated Debentures due September 15, 2026 of Wendy's (the Trust Debenture). The Trust Preferred Securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 5%, carry a liquidation value of $50 per share and are convertible into Wendy's common shares at any time prior to the close of business on September 15, 2026 at the option of the holder. The Trust Preferred Securities are convertible into Wendy's common shares at the rate of 1.8932 common shares for each Trust Preferred Security (equivalent to a conversion price of $26.41 per common share). Wendy's has executed a Guarantee with regard to the Trust Preferred Securities. The Guarantee, when taken together with Wendy's obligations under the Trust Debenture, the indenture pursuant to which the Trust Debenture was issued, and the applicable trust document, provides a full and unconditional guarantee of the Trust's obligations under the Trust Preferred Securities. The net proceeds of the offering will be used for general corporate purposes including the acquisition and development of restaurants, and may include the repayment of existing indebtedness.

NOTE 3.       ACQUISITIONS AND DISPOSITIONS
-------------------------------------------
     In the first quarter of 1996 and 1995, 11 restaurants were franchised for a pretax gain of $4.2 million and nine restaurants for a pretax gain of $657,000, respectively. During the second quarter of 1996 and 1995, the company franchised 64 restaurants for a pretax gain of $25 million and 26 restaurants for a pretax gain of $9.9 million, respectively. During the third quarter of 1996 and 1995, the company franchised 41 restaurants for a pretax gain of $14.8 million and 25 restaurants for a pretax gain of $5.6 million, respectively.

     In the first quarter of 1996, the company acquired 40 Roy Rogers restaurants in the New York and New Jersey areas for $17.8 million. The company intends to convert these sites to Wendy's restaurants.

     During the second quarter of 1996, the company acquired 11 restaurants in the Massachusetts market for approximately $11 million, and 41 restaurants in the New York market for approximately $21 million. During the second quarter of 1995, the company acquired 34 restaurants in the Little Rock market for approximately $37 million.

NOTE 4.  INCOME TAXES
---------------------
     During the third quarter of 1995, the rates at which deferred state and local income taxes are being provided were reduced to reflect the current estimate of the rate and jurisdictions in which the future liabilities are expected to be settled. Income taxes in the second quarter of 1995 reflect the benefit of a reduction in the valuation allowance related to excess capital allowances and net operating loss carryovers of a Canadian subsidiary of $6.6 million. A partnership agreement was executed between Wendy's and Tim Hortons establishing "TIMWEN Partnership" for purposes of accelerating the development of combination units of Wendy's and Tim Hortons in Canada. The reduction in the valuation allowance reflects the recognition of all remaining tax benefits pursuant to the success of the Canadian reorganization and the profitability of Canadian operations.


NOTE 5.  SUBSEQUENT EVENTS
--------------------------
     In October 1996, the company signed a purchase agreement to acquire 52 Wendy's franchised restaurants from Volunteer Capital Corp. Also in October, the company signed a purchase agreement to acquire 45 Hardee's restaurants (from Hardee's Food Systems). The company plans to convert 10 of these sites to Wendy's restaurants and up to 35 sites to Tim Hortons. Both transactions are expected to close during the fourth quarter. In November, the company announced a letter of intent was signed to acquire 37 Rax Restaurants in Ohio and West Virginia. The company plans to convert at least 30 of these sites to Tim Hortons and to develop at least four Wendy's-Horton combination units.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS
                              ---------------------

The company recorded net income of $46.9 million for the third quarter ended September 29, 1996, versus $36.2 million for the third quarter ended October 1, 1995. Net income for the year-to-date period was $115.7 million for 1996 compared with $91.9 million for 1995. The 1995 results included an after-tax non-recurring charge of $6.2 million ($.04 per share), and $15.1 million ($.11 per share) for the third quarter and year to date, respectively. This charge represents the profit sharing distribution of Hortons income and, in the third quarter, charges for environmental reserves and accrued expenses related to determining the level of reserves required.

RETAIL SALES
------------
Retail sales increased 11.1% for the third quarter of 1996 compared with the third quarter of 1995. This was primarily a result of an 8.8% increase in average domestic Wendy's net sales. Year-to-date retail sales increased $78.0 million in 1996 compared with 1995 reflecting additional domestic and international restaurants open and a 2.4% increase in average Wendy's domestic net sales. Retail sales also increased in both the quarter and year-to-date periods due to increased warehouse sales for Hortons which reflect the growth of franchise restaurants, as well as increased average store sales. Selling prices increased .6% for Wendy's company-operated domestic restaurants during the current year.

The improvement in average domestic net sales was a result of the value menu strategy, such as the 5-piece Chicken Nuggets, the addition of the Spicy Chicken sandwich to the permanent menu, solid restaurant operations, and effective marketing campaigns. Additionally, average sales improved due to the impact of two markets purchased with average sales substantially above the company average.

Average net sales per domestic Wendy's restaurant for the quarters and year-to-date periods ended September 29, 1996 and October 1, 1995 were as follows:

                                                                                                         %
                                Third Quarter               %                Year-to-Date             Increase
                             1996               1995    INCREASE          1996             1995      (DECREASE)
                             ----               ----    ---------         ----             ----      ----------
Company...............     $282,800       $260,000          8.8         $784,600      $766,000           2.4
Franchise.............      263,200        250,950          4.9          734,350       739,600           (.7)
Total Domestic........      268,650        253,550          5.9          748,600       747,250            .2

The number of systemwide restaurants open as of September 29, 1996 and October 1, 1995 was as follows:

                                                     1996                    1995
                                                     ----                    ----
Company...............................               1,296                  1,290
Franchise.............................               3,545                  3,297
                                                     -----                   ----
Total Wendy's.........................               4,841                  4,587
                                                     =====                  =====

Total Hortons.........................               1,323                  1,117
                                                     =====                  =====


COST OF SALES AND RESTAURANT OPERATING COSTS
--------------------------------------------
The domestic company operating margin decreased in the third quarter 1996 to 14.3% versus 16.0% for 1995, and decreased to 13.4% for the year-to-date 1996 versus 15.6% in 1995. Food costs showed increases for chicken, bacon and tomatoes in the quarter and year-to-date periods. Restaurant labor reflected inflation in the restaurant labor wage rate. Restaurant operating costs increased, as a percent of retail sales, for the year-to-date period due to average sales not being enough to leverage most operating costs. Utilities, salaries and rent were also higher throughout 1996.

FRANCHISE REVENUES
------------------
Royalties before reserve provisions increased $4.5 million and $7.5 million in the third quarter and year-to-date 1996, respectively, compared with 1995. The quarter improvement was primarily a result of an increase in franchise restaurants open, and an increase in franchise domestic average net sales of 4.9%. Average franchise domestic net sales were down .7% for the year-to-date 1996 compared with 1995. Reserves provided for in the third quarter 1996 were $432,000 while $500,000 was recorded as a reserve reversal in 1995. Reserves of $432,000 were provided for year-to-date 1996 versus reserves of $1.9 million for 1995.

Gains from franchising Wendy's restaurants increased $9.2 million to $14.8 million, and $27.8 million to $44.0 million in the current quarter and year to date, respectively. Rental income increased $3.5 million and $10.4 million in the current quarter and year to date, respectively, primarily reflecting additional restaurants being leased to franchisees.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------
While general and administrative expenses were higher in total this year than in 1995, as a percent of total revenues they were reduced .4% and .6% in the third quarter and year to date, respectively. This reflects revenues growing faster than general and administrative expenses. In addition, in 1995 there was an accrual throughout the year for a Hortons retirement plan expense amounting to $3.6 million for which no similar expense applies in 1996 and future years. In 1996, reserves originally provided for possible environmental issues related to Hortons were reduced $3.7 million to reflect current estimates. Also in the year-to-date 1996, there was a reduction in management bonus expense compared to 1995.

SPECIAL CHARGES
---------------
Special charges in 1995 represent the profit sharing contributions made to the sole shareholder of Hortons and, in the third quarter of 1995, environmental reserve contingencies and accrued expenses related to determining the level of these reserves. As a result of the merger of Hortons and Wendy's in December 1995, the charges for profit sharing contributions no longer apply in 1996 or future years.

INCOME TAXES
------------
Income taxes in the third quarter of 1995 reflect a reduction in deferred state and local income tax rates to reflect the current estimate of the rate and jurisdictions in which future liabilities are expected to be settled. In the second quarter of 1995 income taxes reflect the benefit of a reduction in the valuation allowance related to excess capital allowances and net operating loss carryovers of a Canadian subsidiary of $6.6 million. The effective income tax rates were 38.5% in 1996 versus 34.3% and 30.4% in the third quarter 1995 and year-to-date 1995, respectively.

                               FINANCIAL CONDITION
                               -------------------

The company's financial condition remains solid at the end of the third quarter of 1996. In September 1996, the company, through its wholly-owned subsidiary Wendy's Financing I, issued $200 million in convertible preferred securities. The debt to equity and debt to total capitalization ratios were 19% and 16%, respectively, at September 29, 1996. These compare to a debt to equity ratio and debt to total capitalization ratio of 41% and 29%, respectively, at fiscal year-end 1995. The improvement in these ratios reflects the issuance of the convertible preferred securities. The $100 million 7% convertible debentures which were outstanding at year-end 1995 were converted to common stock in April 1996, which significantly improved the ratios. Year-to-date capital expenditures amounted to $206.3 million for 1996 compared to $142.4 million for 1995.

The company intends to use the proceeds of the convertible preferred securities for general corporate purposes, including the acquisition and/or development of restaurants, and may include the repayment of existing indebtedness. Currently the proceeds are invested in short-term securities.


                                     OUTLOOK
                                     -------
  The company continues to employ its strategies as outlined in the company's 1995 Annual Report. As was expected, competition in the quick-service restaurant industry has been intense and will remain so in the foreseeable future. Pressure on retail sales and operating margins is continuing in 1996. Emphasis continues to be on solid restaurant operations, new products, effective marketing, new restaurant development, and the overall financial health of the entire system. The company anticipates that approximately 700 to 750 new restaurants will be opened or under construction systemwide (both company and franchise) during 1996. Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and new revolving credit agreements which the company believes it could execute should help provide for projected cash requirements.


                              SAFE HARBOR STATEMENT
                              ---------------------

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

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           PART II: OTHER INFORMATION




Item 6.    Exhibits and Reports on Form 8-K.

(a) Index to Exhibits on Page 15.

(b) The company filed two Reports on Form 8-K during the third quarter 1996. The Form 8-K filed July 23, 1996, announced that the company's Chairman of the Board, James W. Near, had died the previous day after suffering a heart attack. A copy of a press release issued July 23, 1996, was attached. The Form 8-K filed September 13, 1996, contained an exhibit which was the form of Underwriting Agreement relating to the Term Convertible Securities, Series A, issued by Wendy's Financing I, a Delaware statutory business trust.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                WENDY'S INTERNATIONAL, INC.
                                                ---------------------------
                                                           (Registrant)



Date:        11/12/96                             /s/ JOHN K. CASEY
      ---------------------                      ------------------------------
                                                 John K. Casey
                                                 Vice Chairman and Chief
                                                 Financial Officer

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS



             Exhibit
              Number                           Description                          Page No.
              ------                           -----------                          --------

               4(a)        Indenture for subordinated                               16 - 102
                           debt securities between the
                          company and NBD Bank, as trustee

               4(b)        First Supplemental Indenture                            103 - 159
                            between the company and
                                   NBD Bank

               4(c)        Amended and Restated Declaration                        160 - 269
                         of Trust of Wendy's Financing I

               4(d)        Certificate P-1 Evidencing Trust                        270 - 283
                           Preferred Securities of Wendy's
                                   Financing I

               4(e)       Certificate P-2 Evidencing Trust                         284 - 290
                          Preferred Securities of Wendy's
                                   Financing I

               4(f)        Preferred Securities Guarantee                          291 - 313
                           Agreement for the benefit of the
                             holders of trust preferred
                           securities of Wendy's Financing I

               4(g)         5% Convertible Subordinated                            314 - 324
                             Debenture of the company

                11               Computation of Net                                325 - 326
                              Income Per Common Share.