Form 10-K405
period 1996-12-29
WENDYS INTERNATIONAL INC
filed 1997-03-28
CIK 105668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 1996

( ) TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

                         Commission File Number: 1-8116
                                                 ------

                           WENDY'S INTERNATIONAL, INC.
-------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

                  Ohio                                 31-0785108
--------------------------------------   --------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification Number)

   P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio 43017-0256
-------------------------------------------------------------------------------
   (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code     614-764-3100
                                                   --------------------

Securities registered pursuant to Section 12(b) of the Act:
----------------------------------------------------------

           Title of each class                 Name of each exchange on which registered
--------------------------------------------   -----------------------------------------
     Common Shares, $.10 stated value          New York, Boston, Cincinnati, Midwest,
      (131,276,000 shares outstanding                 Pacific, and Philadelphia
             at March 3, 1997)                             Stock Exchanges

$2.50 Term Convertible Securities, Series A            New York Stock Exchange
      Preferred Stock Purchase Rights                  New York Stock Exchange

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
                                      -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 3, 1997 was $2,234,352,000.

Documents incorporated by reference:
     Portions of the Definitive Proxy Statement dated March 5, 1997 are incorporated by reference into Part III.
 Exhibit index on pages 34-36.


                                     1 of 54

PART I

ITEM 1. BUSINESS

-------------------------------------------------------------------------------
THE COMPANY

                Wendy's International, Inc. was incorporated in 1969 under the laws of the State of Ohio. Wendy's International, Inc. and its subsidiaries are collectively referred to herein as the "Company."

                The Company is primarily engaged in the business of operating, developing, and franchising a system of distinctive quick-service restaurants. At December 29, 1996, there were 4,933 Wendy's restaurants (Wendy's) in operation in the United States and in 33 other countries and territories. Of these restaurants, 1,315 were operated by the Company and 3,618 by the Company's franchisees.

                Additionally, at December 29, 1996, the Company and its franchisees operated 1,384 Tim Hortons (Hortons) restaurants in Canada and the United States.

-------------------------------------------------------------------------------
OPERATIONS

                Each Wendy's restaurant offers a relatively standard menu featuring hamburgers and filet of chicken breast sandwiches, which are prepared to order with the customer's choice of condiments. Wendy's menu also includes a pita sandwich, salad bar, chili, baked and french fried potatoes, prepared salads, desserts, soft drinks and other non-alcoholic beverages, and children's meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

                Each Hortons unit offers coffee, fresh baked goods such as donuts, muffins, croissants, bagels, cookies, and in some units sandwiches and soups.

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

                The New Bakery Co. of Ohio, Inc., (Bakery) a wholly-owned subsidiary of the Company, is a producer of buns for Wendy's restaurants. At December 29, 1996, the Bakery supplied 688 restaurants operated by the Company and 1,437 restaurants operated by franchisees. At the present time, the Bakery does not manufacture or sell any other products.

                See Note 12 under Item 8 on page 27 of this Form 10-K for information regarding revenues, income before income taxes and identifiable assets attributable to the Company's geographic areas.

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

-------------------------------------------------------------------------------
TRADEMARKS AND SERVICE MARKS OF THE COMPANY

                The Company has registered certain trademarks and service marks in the United States Patent and Trademark office and in international jurisdictions, some of which include "Wendy's", "Wendy", "Old Fashioned Hamburgers", and "Quality Is Our Recipe". The Company has registered certain trademarks and service marks in the United States Patent and Trademark office and the Canadian Trademark office, some of which include "Tim Hortons," "TimBits," and "Your Friend Along the Way." The Company believes that these and other related marks are of material importance to the Company's business. Domestic trademarks and service marks expire at various times from 1997 to 2009, while international trademarks and service marks have various durations of 5 to 20 years. The Company generally intends to renew trademarks and service marks which expire.

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

                See Notes 7 and 8 under Item 8 on page 25 and 26 of this Form 10-K for further information regarding acquisitions and dispositions.

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

-------------------------------------------------------------------------------
FRANCHISED WENDY'S RESTAURANTS

                As of December 29, 1996, the Company's franchisees operated 3,618 Wendy's restaurants in 50 states, the District of Columbia, and 33 other countries and territories.

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

                See Schedule II on page 33 of this Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 on pages 10 through 14 and Note 9 under
                Item 8 on page 26 of this Form 10-K for further information regarding reserves, commitments, and contingencies involving franchisees.

-------------------------------------------------------------------------------
FRANCHISED HORTONS UNITS

                Hortons franchisees operate under several types of license agreements. The standard term of a license agreement for a standard type of unit is ten years plus one renewal period of ten years less one day. The renewal is at the option of the franchisee.

                For franchisees who lease land and/or building from Hortons, the license agreement generally requires between 3% and 6% of weekly gross sales for royalties plus a monthly rental which is the greater of a base monthly rental payment or a percentage (usually 10%) rental payment based on monthly gross sales. For franchisees who do not lease land and/or building from Hortons, the license agreement generally requires 4.5% to 7.5% of weekly gross sales for royalties. Hortons generally retains the right to re-acquire a franchisee's interest in a restaurant in the event the franchisee wants to sell its interest during the first five years of the term of the license agreement. After such period, Hortons generally retains a right of first refusal with regard to any proposed transfer of the franchisee's interest in the restaurant, together with the right to consent to transfer to a new franchisee.

-------------------------------------------------------------------------------
ADVERTISING AND PROMOTIONS

                Products sold by Wendy's restaurants are advertised through television, radio, newspapers, and a variety of promotional campaigns. The Company attempts to keep franchisees informed of current advertising techniques and effective promotions. The Company's advertising materials are also made available to the franchisees. Both the Restaurant Franchise Agreement and the Wendy's Unit Franchise Agreement provide that franchisees will spend 4% of their gross receipts for advertising and promotions. The Restaurant Franchise Agreement specifies 2% is to be spent on local and regional advertising (including in many cases cooperative advertising), and 2% is the required contribution to The Wendy's National Advertising Program, Inc. (WNAP). Under the Restaurant Franchise Agreement, the Company has the ability to increase the required local and regional expenditures to 3%, for a total of 5% for advertising and promotions, subject to certain conditions.

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

                Since 1993, a systemwide vote has been taken on a proposal to increase national advertising during the following calendar year. This voluntary program reallocates the 4% required minimum advertising expenditures such that 2 1/2% goes toward national advertising and 1 1/2% toward local and regional advertising during 1997, 1996, and 1995. These minimum requirements will revert back to 2% for national and 2% for local and regional advertising unless a new systemwide vote in 1997 approves reallocation for 1998.

                In 1996, 1995, and 1994, approximately $101 million, $105 million, and $101 million, respectively, were spent on advertising, promotions, and related expenses by WNAP. WNAP is a not-for-profit corporation which was established to collect and administer the funds contributed by the Company and all domestic franchisees. WNAP's Trustees are comprised of representatives of both the Company and its franchisees.

                Products sold by Hortons restaurants are advertised through television, radio, newspapers and a variety of promotional campaigns. Hortons provides franchisees with suggested advertising and promotional materials. Hortons currently collects 4% of monthly gross sales from franchisees as a contribution to the Hortons advertising fund, known as the Ad Fund. During 1996, 1995 and 1994, approximately $25 million, $21 million and $17 million, respectively, was spent by the Ad Fund.

-------------------------------------------------------------------------------
PERSONNEL

                As of December 29, 1996, the Company employed approximately 49,000 people, of whom approximately 47,000 were employed in company-operated restaurants. The total number of full-time employees at that date was approximately 8,000. The Company believes that its employee relations are satisfactory.

-------------------------------------------------------------------------------
ITEM 2. PROPERTIES

                Wendy's restaurants are built to Company specifications as to exterior style and interior decor. The majority are free-standing, one-story brick buildings, substantially uniform in design and appearance, constructed on sites of approximately 40,000 square feet, with parking for approximately 45 cars. Some restaurants, located in downtown areas or shopping malls, are of a store-front type and vary according to available locations but generally retain the standard sign and interior decor. The typical new free-standing restaurant contains about 2,800 square feet and has a food preparation area, a dining room capacity for 90 persons, and a double pick-up window for drive-through service. The restaurants are generally located in urban or heavily populated suburban areas, and their success depends upon serving a large number of customers. Wendy's also operates restaurants in special site locations such as Wal-Mart stores, travel centers, gas station/convenience stores, military bases, arenas, malls, hospitals, airports, and college campuses.

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

                There are also Wendy's and Hortons concepts combined in one free-standing unit which averages about 5,200 square feet. They share a common dining room seating 104, but each has its own food preparation and storage areas and most have a pick-up window for each restaurant.

                At December 29, 1996, the Company and its franchisees operated 4,933 Wendy's restaurants in the locations listed under Item 2 on page 7 of this Form 10-K. Of the 1,315 company-operated Wendy's restaurants, the Company owned the land and building for 597 restaurants, owned the building and held long-term land leases for 300 restaurants, and held leases covering land and building for 418 restaurants. The Company's land and building leases are generally written for terms of 20 to 25 years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 1% to 10%) of annual sales in excess of specified amounts. Some of the real estate owned by the Company is subject to mortgages which mature over various terms. The Company also owned land and buildings for, or leased, 462 Wendy's restaurant locations which were leased or subleased to franchisees. Surplus land and buildings are generally held for sale.

                At December 29, 1996, there were 1,384 Hortons units, of which all but 65 were franchise operated. Of the 1,319 franchised units, 231 were owned by Hortons and leased to franchisees, 673 were leased by Hortons and in turn subleased to a franchisee, with the remainder either owned or leased directly by the franchisee.

                The Company owns approximately 37.6 acres of land in Dublin, Ohio on which are located the Company's corporate headquarters. This complex contains approximately 200,000 square feet of office space.

                                DOMESTIC WENDY'S

              STATE                 COMPANY       FRANCHISE
              Alabama                   -             89
              Alaska                    -              8
              Arizona                  48             18
              Arkansas                  -             42
              California               16            181
              Colorado                 39             56
              Connecticut               -             27
              Delaware                  -             18
              Florida                 147            167
              Georgia                  45            160
              Idaho                     -             18
              Illinois                 89            114
              Indiana                   -            137
              Iowa                      -             35
              Kansas                   15             43
              Kentucky                  2             95
              Louisiana                54             19
              Maine                     2              9
              Maryland                  -             93
              Massachusetts            45             16
              Michigan                 34            155
              Minnesota                27             21
              Mississippi              21             43
              Missouri                 17             63
              Montana                   -             15
              Nebraska                  -             31
              Nevada                    -             36
              New Hampshire             2             16
              New Jersey                4             75
              New Mexico                -             23
              New York                 52            113
              North Carolina           30            149
              North Dakota              -              6
              Ohio                    173            199
              Oklahoma                  -             41
              Oregon                   16             34
              Pennsylvania            113             89
              Rhode Island              -              9
              South Carolina            -             83
              South Dakota              -              8
              Tennessee                 -            156
              Texas                    85            197
              Utah                      -             34
              Vermont                   -              3
              Virginia                 57            108
              Washington               44             14
              West Virginia            14             43
              Wisconsin                 -             50
              Wyoming                   -             12
              District of Columbia      -              7
                                    -----          -----
                                    1,191          3,178
                                    =====          =====



                              INTERNATIONAL WENDY'S

             COUNTRY/TERRITORY      COMPANY       FRANCHISE
             Argentina                  -              5
             Aruba                      -              3
             Bahamas                    -              4
             Canada                   115            114
             Cayman Islands             -              1
             China                      -              2
             Dominican Republic         -              5
             El Salvador                -              5
             Greece                     -             11
             Guam                       -              3
             Guatemala                  -              7
             Hawaii                     -              5
             Honduras                   -              6
             Hong Kong                  -             11
             Hungary                    -              1
             Iceland                    -              1
             Indonesia                  -             36
             Italy                      -              2
             Japan                      -             67
             Kuwait                     -              3
             Mexico                     -              5
             New Zealand                -              9
             Philippines                -             37
             Puerto Rico                -             24
             Saipan                     -              1
             Saudi Arabia               -             14
             South Korea                -             21
             Switzerland                -              4
             Taiwan                     -             14
             Thailand                   -              3
             Turkey                     -              6
             United Arab Emirates       -              2
             United Kingdom             9              5
             Virgin Islands             -              3
                                    -----          -----
                                      124            440
                                    =====          =====



                                  TIM HORTONS

                  DOMESTIC                         CANADA
            COMPANY      FRANCHISE          COMPANY      FRANCHISE
               7            15                58           1,304
               =            ==                ==           =====

-------------------------------------------------------------------------------
ITEM 3. LEGAL PROCEEDINGS

                On April 29, 1994, Mercy Health Services filed a complaint against the Company in the U.S. District Court for the Southern District of New York. The plaintiff, a shareholder of the Company, alleged that the Company wrongfully refused to include a shareholder resolution in the Company's notice of proxy and proxy statement for the May 2, 1994 Annual Meeting of Shareholders. The shareholder resolution requested the Board of Directors to adopt a policy making all Company restaurants smoke-free by 1995, and requested that the policy include stipulations that, beginning in 1995, all new franchisees' facilities be smoke-free and all renewals of franchise agreements include smoke-free facilities in the agreements. The plaintiff sought a declaration that the Company's failure to include the shareholder resolution in the proxy statement was unlawful, an injunction which would enjoin the Company from excluding the plaintiff's shareholder resolution from any future proxy statements when the resolution otherwise qualifies for inclusion under the applicable rules of the Securities and Exchange Commission, and an award for costs, expenses and attorneys fees. The Company filed a motion for judgment on the pleadings and the plaintiff filed a cross-motion for summary judgment. Both motions were denied by the District Court on November 29, 1994. The complaint was dismissed with prejudice by a stipulation filed on March 7, 1997, pursuant to a settlement agreement entered into between the parties on March 3, 1997. The settlement was not material to the financial condition of the Company. This case was last referenced in the Company's Form 10-K for the year ended December 31, 1995.


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

                MARKET PRICE OF COMMON STOCK

                1996                  High          Low            Close
                -----------------------------------------------------------
                First Quarter        $22 1/2       $17 1/8        $18 1/8
                Second Quarter        20            16 3/4         18 5/8
                Third Quarter         22 1/4        16 3/4         21 1/2
                Fourth Quarter        23            18 1/4         20 7/8

                1995                  High          Low            Close
                -----------------------------------------------------------
                First Quarter        $17 5/8       $14 3/8        $16 3/8
                Second Quarter        18 7/8        16             17 7/8
                Third Quarter         22 3/4        17             21 1/8
                Fourth Quarter        22 1/4        19 1/4         21 1/4

                At March 3, 1997, the Company had approximately 82,000 shareholders of record.

                DIVIDENDS DECLARED PER SHARE

                QUARTER              1996          1995
                -----------------------------------------------------------
                First                $.06          $.06
                Second                .06           .06
                Third                 .06           .06
                Fourth                .06           .06

-------------------------------------------------------------------------------
ITEM 6. SELECTED FINANCIAL DATA

                                                      1996        1995        1994        1993        1992*
                OPERATIONS (In millions)
                Systemwide sales - Wendy's          $4,784       4,495       4,227       3,924       3,613
                Systemwide sales - Hortons          $  646         541         440         377         341
                Retail sales                        $1,567       1,462       1,366       1,289       1,207
                Revenues                            $1,897       1,746       1,592       1,482       1,381
                Gross profit**                      $  486         445         389         343         310
                Income before income taxes          $  255         165         150         118         104
                Net income                          $  156         110          97          81          66
                Capital expenditures                $  307         218         172         137         140

                FINANCIAL POSITION (In millions)
                Total assets                        $1,781       1,509       1,215       1,100       1,013
                Property and equipment, net         $1,208       1,007         865         787         745
                Long-term obligations               $  242         337         145         201         234
                Company-obligated mandatorily
                   redeemable preferred securities  $  200
                Shareholders' equity                $1,057         819         702         624         553

                PER SHARE DATA
                Net income - fully diluted          $ 1.19         .88         .79         .67         .56
                Dividends                           $  .24         .24         .24         .24         .24
                Market price at year end            $20.88       21.25       14.38       17.38       12.63


                *  Fiscal year 1992 includes 53 weeks.

                ** Total revenues less cost of sales, company restaurant operating costs, and operating costs.

-------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                RESULTS OF OPERATIONS

                1996 Overview

                Wendy's International, Inc. (the company) achieved record net income and earnings per share in 1996. Fully diluted earnings per share increased 35% to $1.19 in 1996, compared with $.88 per share in 1995, and $.79 in 1994. The company also reported a 42% increase in net income to $155.9 million in 1996, compared with $110.1 million in 1995, and $97.4 million in 1994. The 1995 and 1994 net income included compensation expense paid to the sole shareholder of Tim Hortons (Hortons), which occurred while Hortons was a private company. During 1995, there were also significant charges, including legal, accounting and professional fees, environmental and other reserves, and other costs related to the acquisition. All these expenses are included as "special charges" in the Consolidated Statement of Income.

                Systemwide sales, which include all company-operated and franchised Wendy's and Hortons, reached $5.430 billion in 1996, compared with $5.036 billion in 1995, and $4.667 billion in 1994. Average net sales for both Wendy's and Hortons restaurants increased again in 1996. This marked the tenth consecutive year that domestic company-operated Wendy's average sales increased over the prior year. The company and its franchisees opened a total of 343 Wendy's and 200 new Hortons restaurants. There were 184 restaurants under construction at year-end 1996.

                RETAIL SALES

                Retail sales increased 7.2% to $1.567 billion in 1996 from $1.462 billion in 1995 which compared with a 7.0% increase over 1994. Retail sales include sales from company-operated restaurants, bakery sales, and warehouse sales of dry goods and supplies to Hortons' franchisees. The largest component of retail sales was from Wendy's domestic company-operated restaurants which reflected increases in average unit net sales of 3.4% in 1996 and 1.3% in 1995. This also includes the addition of 15, 37, and 26 average Wendy's company-operated domestic restaurants open in 1996, 1995, and 1994, respectively. The bakery and warehouse sales increased 9.3% in 1996 and 22.6% in 1995, in line with the increase in the number of franchised restaurants serviced.

                The improvement in average Wendy's company domestic restaurant sales was a result of the ongoing quality plus value strategy, the addition of the Spicy Chicken Sandwich and 5-piece Crispy Chicken Nuggets to the permanent menu, solid restaurant operations, and effective marketing campaigns. The average number of transactions in domestic company-operated Wendy's increased approximately 1.1% in 1996 compared with a .4% increase in 1995, and 1.2% in 1994. Domestic selling prices increased only .7% during the year, while 1995 increased only .2% and no price change was reflected in 1994. This is consistent with the company's continued emphasis on its everyday value strategy in the extremely intense competitive environment.

                The following chart reflects average net sales per domestic Wendy's restaurant for the last three years:

                                             1996          1995          1994
                Company                $1,049,000    $1,014,000    $1,001,000
                Franchise              $  978,000    $  974,000    $  982,000
                Total domestic         $  998,000    $  986,000    $  988,000

                FRANCHISE REVENUES

                Royalty income from franchisees, rental income from leased properties, franchise fees, and gains from restaurant dispositions are included in franchise revenues. Reserves against collection of these franchise revenues are also provided. The franchise fees primarily include reimbursement for various company costs and expenses related to establishing the franchisees' business, and include initial equipment packages for Hortons' franchisees.

                Royalties, before reserves, increased $11.6 million or 8.3% in 1996, and $10.4 million or 8.0% in 1995. An average of 177 more franchise domestic Wendy's restaurants were open in 1996 and an average of 263 more were open in 1995. Hortons' royalties increased 17.7% in 1996 and 23.7% in 1995, primarily reflecting the increase in the number of franchise restaurants open coupled with positive same store sales growth of approximately 5% in 1996 and 5% in 1995.

                Management reviews reserves on a regular basis and believes the company has adequate levels for royalty and other franchise-related receivables and contingencies. When the outlook changes for reserve levels established in prior years, they are modified accordingly and the impact is reflected in general and administrative expense, as discussed below.

                Rental income from restaurants leased increased $12.7 million in 1996 compared with an increase of $11.6 million in 1995. These increases reflect the additional number of restaurants being leased to franchisees. At the end of 1996, 1,366 restaurants were leased to franchisees, versus 1,219 in 1995, and 1,033 in 1994. Of these, Hortons leased 904 to franchisees in 1996, 815 in 1995, and 682 in 1994.

                Pretax gains from franchising Wendy's restaurants amounted to $63.2 million in 1996 for 179 restaurants, compared with $37.8 million in 1995 for 120 restaurants, and $11.6 million for 49 restaurants in 1994. Additionally, pretax gains resulting from sale of properties which were previously leased by franchisees from Wendy's amounted to $3.4 million in 1996, $3.8 million in 1995, and $2.4 million in 1994. Franchise fees were $35.1 million in 1996, $40.6 million in 1995, and $32.6 million in 1994.

                COST OF SALES AND RESTAURANT OPERATING COSTS

                Domestic Wendy's cost of sales increased to 60.1% of retail sales in 1996 from 58.7% in 1995, and 58.0% in 1994. Domestic food costs, as a percent of retail sales, were 30.0% in 1996, 29.1% in 1995, and 29.3% in 1994. This reflected unfavorable delivered prices primarily for chicken and bacon during 1996. Also chicken products were extremely popular in 1996, and a higher portion of sales came from these products. For 1995, the improvement in food costs reflected favorable purchase prices for beef and chicken offset by higher produce prices.

                Labor costs for Wendy's domestic restaurants were 26.0% of retail sales in 1996, compared with 25.6% in 1995, and 24.8% in 1994. The percentages reflect increases in restaurant labor due to inflation in the restaurant labor wage rate. This continues to be driven by demand throughout the industry for quality labor to provide quality service to customers. In the latter part of 1996, labor rates were also impacted by minimum wage increases. The company continues to control labor costs by adherence to its labor guidelines. Sales per labor hour increased to $25.81 in 1996 reflecting a 1.7% increase in productivity following a .9% increase in 1995.

                Cost of sales for the Wendy's bakery and Hortons' warehouse operations increased $12.3 million in 1996, and $23.7 million in 1995, reflecting additional sales to franchisees due to the increased number of restaurants serviced.

                Wendy's domestic company restaurant operating costs increased $20.1 million in 1996, $12.6 million in 1995, and $11.4 million in 1994. Domestic restaurant operating costs as a percent of retail sales were 26.6% in 1996, 26.2% in 1995, and 26.3% in
                1994. Rent, salaries and benefits, maintenance, and expenditures related to food safety were higher in 1996. As a percent of sales, costs were consistent in 1995 and 1994.

                DOMESTIC COMPANY OPERATING MARGIN

                The domestic company operating margin for Wendy's was 13.3% in 1996, 15.1% in 1995, and 15.7% in 1994. The decline in 1996 reflected several factors, including the adverse impact of weather on sales the first third of the year, and the higher cost of key products, particularly chicken. During the year, the company successfully promoted chicken products such as the Spicy Chicken Sandwich and 5-piece Crispy Chicken Nuggets, which when combined with higher prices from suppliers, resulted in food costs being a higher percent of sales. The decline of the operating margin in 1995 reflected average sales increases from domestic Wendy's restaurants of 1.3% which were not sufficient to provide leverage on costs as a percent of retail sales. Increasing labor rates also contributed to margin declines in both years, with a minimum wage rate increase effective in the fourth quarter of 1996. The company elected to absorb the cost increases to maintain a value position, and selling prices were only increased .7% in 1996 and .2% in 1995. However, in each quarter of 1996 the operating margin difference improved relative to 1995, and in the fourth quarter was only .5% lower than 1995. The following chart details the domestic company operating margin.

                                                            1996          1995          1994
                                                      % OF SALES    % OF SALES    % OF SALES
                Retail sales                              100.0%        100.0%        100.0%
                Cost of sales                              60.1          58.7          58.0
                Company restaurant operating costs         26.6          26.2          26.3
                ---------------------------------------------------------------------------
                Domestic company operating margin          13.3%         15.1%         15.7%
                ---------------------------------------------------------------------------

                OPERATING COSTS

                Operating costs include rent expense related to properties leased to franchisees and cost of equipment sold to Hortons' franchisees as part of the initiation of the franchise business. Training and other costs necessary to ensure a successful Hortons franchise opening, costs to operate and maintain the warehouse, and bakery operations are also included in operating costs. Costs that can not be directly related to generating revenue are included in general and administrative expenses. Depreciation on properties owned and leased to franchisees is included in depreciation expense.

                There were 815 total restaurants leased by the company and then subleased to franchisees in 1996 versus 692 in 1995, and 568 in 1994. Rental expense increased $4.6 million in 1996 and $3.1 million in 1995 reflecting the growth in the number of properties being leased to franchisees. In 1996, the higher rent expense was offset by lower cost of equipment and related expenses reflecting fewer new store openings by Hortons' franchisees during 1996.

                GENERAL AND ADMINISTRATIVE EXPENSES

                General and administrative expenses were $136.5 million or 7.2% of revenues in 1996 compared with $136.4 million or 7.8% in 1995, and $120.6 million or 7.6% in 1994. Salaries and related benefits, the largest component of general and administrative expenses, increased $7.6 million in 1996 and $7.7 million in 1995. This primarily reflects annual merit-based compensation increases and administrative position additions to support growth in the Wendy's and Hortons concepts. Salaries and other general and administrative expenses in 1996 and 1995 also reflect investments in the international division to further develop Wendy's outside of the United States and Canadian markets.

                In 1996, reserves originally provided for environmental issues related to Hortons were reduced $6.6 million to reflect current estimates. In 1995 and 1994, there were accruals for a Hortons benefit plan, provided by the previous owner, amounting to $3.4 million and $2.2 million, respectively, for which no similar expense applies in 1996 and future years. After adjusting for these items, general and administrative expenses, as a percent of revenues, were approximately the same for the last three years.

                SPECIAL CHARGES

                Special charges for 1995 and 1994 included the profit sharing contributions made to the sole shareholder of Hortons, which occurred while Hortons was a private company, therefore these costs no longer apply. In addition, 1995 special charges also included professional fees incurred to effectuate the Hortons transaction, reserves for environmental issues and contingencies, and costs related to organizing Canadian operations to blend the Wendy's and Hortons concepts.

                INTEREST

                Net interest expense decreased in 1996 primarily as a result of higher interest income of $16.2 million compared with $10.2 million in 1995, and $9.0 million in 1994. Interest income increased in 1996 compared with 1995 primarily as a result of an increase in notes receivable taken for restaurant dispositions. Interest expense was $23.0 million in 1996, which includes distributions on the company-obligated mandatorily redeemable preferred securities, $20.5 million in 1995, and $22.2 million in 1994. Interest expense was reduced in 1995 due to debt retirements but increased in 1996 reflecting additional borrowings in December 1995 and September 1996.

                INCOME TAXES

                The effective income tax rate for 1996 was 38.8% compared with 33.3% for 1995, and 35.2% for 1994. A tax benefit of $6.6 million related to Canadian operations was realized in 1995 pursuant to further successful developments related to the 1993 Canadian reorganization. The increase in 1996 also reflects the income generated by Hortons, which has a higher tax rate than domestic operations.

                FINANCIAL POSITION

                OVERVIEW

                Total assets increased $272.3 million or 18.0% over 1995 primarily due to additions to property and equipment for restaurant development, and as a result of the acquisition of restaurants which have been subsequently leased to franchisees. Additionally, notes receivable from restaurant dispositions during 1996 were $103.4 million, an increase of $39.8 million over 1995. Total cash and short-term investments amounted to $223.8 million at year-end 1996 compared with $213.8 million at year-end 1995. Return on average assets was 17.6% in 1996 compared with 13.6% in 1995, reflecting the improvement in net income in 1996 and the nonrecurring special charges in 1995.

                Common shareholders' equity increased 29.1% in 1996, and totaled over $1 billion for the first time. On a per share basis, equity increased to $8.16 per share in 1996 from $6.81 per share in 1995. The company's return on average equity increased to 16.6% in 1996 from 14.5% in 1995, reflecting the nonrecurring special charges in 1995. Long-term debt decreased during the year as the $100 million, 7% convertible debentures previously outstanding were all converted to common shares in April 1996. In September 1996, the company raised $200 million by issuing company-obligated mandatorily redeemable preferred securities. These securities have characteristics of both traditional debt and traditional preferred securities, and are classified between long-term liabilities and common shareholders' equity on the company's balance sheet.

                The company tries to maintain a strong balance sheet to ensure that system growth can proceed and also to ensure that it can take advantage of special opportunities, such as adding Hortons to the Wendy's system. Total assets are approximately two-and-one-half times liabilities and the debt-to-equity ratio is 23% at year-end 1996 compared with 41% in 1995. Standard & Poors and Moody's have given the company debt ratings of BBB+ and Baa-l, respectively.

                The following chart shows year-end reserve balances related to royalty receivables and other franchise-related receivables and contingencies by balance sheet category:

                                             DECEMBER 29,     DECEMBER 31,
                (in millions)                       1996             1995
                Accounts receivable, net           $ 4.3            $ 7.4
                Notes receivable, net                 .5               .6
                Other assets                         2.4              2.5
                Accrued expenses, other              1.5               .3
                ---------------------------------------------------------
                                                   $ 8.7            $10.8
                ---------------------------------------------------------

                The reduction in reserve balances reflects continued strengthening of the financial condition of the Wendy's and Hortons' franchise communities.

                CASH FLOW

                Cash provided by operating activities increased 15.2% to $189.9 million in 1996, compared with $164.9 million in 1995, and $168.0 million in 1994. In all three years, cash provided by operating activities was primarily used for capital expenditures, dividend payments, debt repayment, and acquisitions of franchised restaurants.

                Cash proceeds of $78.7 million were realized in 1996 from the sale of Wendy's company-operated restaurants to franchisees, while $40.4 million was provided in 1995, and $21.1 million was provided in 1994. Over the last three years, the company used $114.6 million to acquire Wendy's franchise restaurants and $41.7 million to purchase competitors' concepts to be converted to Wendy's or Hortons. The company issued $200 million in company-obligated mandatorily redeemable preferred securities in 1996 and $200 million of long-term debt in 1995. The company also repaid $204.0 million in long-term obligations during the last three years.

                During 1996, capital expenditures amounted to $307.3 million. New restaurant expenditures amounted to $194.2 million; $65.4 million was spent for improvements to existing restaurants; and $47.7 million was spent for other additions. These included Hortons' expenditures of $50.3 million for new restaurant development, which are leased to franchisees. Current plans are to open or have under construction about 520 new Wendy's restaurants, of which approximately 120 to 140 will be company-operated Wendy's sites, and 270 new Hortons in 1997. Capital expenditures are expected to be approximately $359 million in 1997 including approximately $93 million for Hortons. Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements, and through the possible issuance of securities should provide for the company's projected cash requirements through 1997, including cash for capital expenditures, future acquisitions of restaurants from franchisees, or for other corporate purposes.

                TIM HORTONS

                Hortons is the second largest quick-service restaurant chain in Canada and at year end had 1,384 restaurants open. The company believes there are significant opportunities to expand the Hortons concept throughout Canada and the United States. The concept is extremely flexible and includes standard units with a bakery, both with and without drive-through windows, double-drive-through buildings, and various other satellites, kiosks, and carts. In addition, combination units shared with the Wendy's concept are utilized. Future expansion in Canada is anticipated to be primarily through franchising, and the company plans to open or have under construction about 195 Canadian Hortons in 1997. Hortons will also be developed in the United States, initially with a higher mix of company-operated units. The company has purchased 44 Hardee's in Detroit, and agreed to purchase 31 Rax restaurants in Ohio and West Virginia, with approximately 60 of these to be converted to Hortons. The company plans to build a substantial presence in these markets to build recognition of the Hortons brand and to effectively utilize marketing.

                Since Hortons is primarily a franchise operation in Canada, financial success depends on developing new stores and increasing the average unit sales. This results in royalties, rental income, and revenue from warehouse sales. In 1996, 200 new Hortons were opened and including United States market development, the company anticipates the number of new units to increase in future years. The average unit same store sales increased approximately 5%, in local currency, in 1996. As a result royalties increased 18%, rental income increased 20%, and warehouse sales increased 12% over 1995. In total, systemwide Hortons sales advanced 19% during the year.

                WENDY'S OF CANADA

                Canada is the company's largest international market. During 1996, Canadian Wendy's same store sales for company-operated restaurants increased 1.4% in local currency, this follows a 5.6% increase in 1995. In 1996, 11 company-operated Wendy's and 17 franchised Wendy's opened in Canada, bringing the total restaurants to 229 at year end. Included in these restaurants are combination units of Wendy's and Hortons which have proven successful with 41 units open at the end of 1996. In 1997, the company plans to open 14 company and 29 franchise Wendy's restaurants in Canada.

                INTERNATIONAL

                International Wendy's expansion outside of Canada accelerated in 1996 with 84 new international restaurants open. At year-end 1996, there were 335 Wendy's open outside the United States and Canada. International growth continues to be primarily through franchising, but real estate joint ventures and company-operated units are also being planned. The company intends to increase international development in 1997 and future years with plans for opening or having under construction 130 new Wendy's in international markets outside Canada. The primary markets are Asia and the Pacific, Latin America and the Caribbean, and Europe and the Middle East.

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

                MANAGEMENT'S OUTLOOK

                While 1996 proved to be a challenge, particularly the first third of the year, results were gratifying. Management believes it has a solid foundation to leverage the company against the still extremely competitive environment which is expected to continue in 1997. The company intends to adhere to its long established strategies of exceeding customer expectations, fostering a performance-driven culture, delivering the balanced message of brand equity plus value in outstanding advertising, and creating a healthy restaurant system. The company believes that its success depends on providing quality products and everyday value, not in discounting products. Menu variety is also an important part of customer satisfaction. Restaurants are remodeled on a recurring basis to maintain a fresh image and increase convenience for consumers. When combined with effective marketing, the goal of these initiatives is to increase the number of transactions and average sales per restaurant.

                New restaurant development continues to be very important. Both Wendy's and Hortons restaurant concepts are underpenetrated in domestic and international markets. The company intends to grow aggressively, but responsibly, focusing on the markets with the best potential for sales and return on investment. Each new company-operated unit must meet minimum operational and financial requirements before being approved for development. A total of 543 new restaurants were added this year, with another 184 under construction. Current plans call for 750 to 800 new units to be open or under construction in 1997. Of these, approximately 500 are planned to be Wendy's restaurants and 270 are planned to be Hortons. While the majority of units will continue to be traditional sites, special sites, such as shopping malls and universities, will contribute to this growth. Likewise, a significant part of future growth is expected to come from outside the United States for Wendy's and outside of Canada for Hortons.

                The company will continue its strategy to develop the overall health of the Wendy's system by acquiring restaurants from, and selling restaurants to, franchisees where prudent. Acquired restaurants, which may be underperforming, can be improved and then operated profitably by the company or refranchised to a qualified franchisee. Franchised Wendy's restaurants may also be acquired due to geographic or operational benefits to existing company-operated markets. Selling restaurants generates cash which is used for new development, conversions, acquisitions, or remodeling programs. During the last three years, the company purchased 220 franchised Wendy's, and sold 348 company-operated restaurants to franchisees. Underperforming restaurants, whether company or franchise operated, are monitored carefully and revitalized where economically feasible or closed if necessary for the financial health of the system.

                The strength and vitality of the franchise community is an essential part of the continued success of the company's system. Various strategies have been developed to assist individual franchisees and the overall franchise system. The aim of these strategies is to encourage responsible new restaurant development, add new franchisees, enhance minority representation, increase royalty income, and maintain a high royalty receivable collection rate. The company will continue to maintain appropriate reserves against franchise receivables.

                The company is optimistic about development of Hortons in the United States, but this concept does not yet enjoy the superior brand recognition it has in Canada. There is also significant competition from established baked goods and donut outlets. The company will adhere to the strategies discussed above, and educate potential consumers on the virtues of Hortons.

                The company adopted Financial Accounting Standard Number 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996. This regulation requires continual monitoring of long-term assets and a reduction in their carrying value if evidence of an impairment is determined. The company did not record any impairments of carrying values of assets.

                Under Financial Accounting Standard Number 123 - "Accounting for Stock-Based Compensation", the company has elected to account for stock-based compensation under current guidance, APB Opinion No. 25, "Accounting for Stock Issued to Employees," (Opinion
                25). Companies which elect to continue using the rules of Opinion 25 must make pro forma disclosures of net income and earnings per share as if this new statement had been applied. See Note 6 to the Consolidated Financial Statements.

                SAFE HARBOR STATEMENT

                Certain information contained in this annual report, particularly information regarding future economic performance and finances, plans and objectives of management, is forward-looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the quick-service restaurant industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing heavy price discounting; changes in economic conditions; consumer perceptions of food safety; harsh weather, particularly in the first and fourth quarters; changes in consumer tastes; labor and benefit costs; legal claims; risks inherent to international development; the continued ability of the company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; and other factors set forth in Exhibit 99 to the company's Form 10-K filed with the Securities and Exchange Commission.


WENDY'S DOMESTIC AND INTERNATIONAL RESTAURANTS

------------------------------------------------------------------------------------------------------------------------
                                           Total Wendy's           Wendy's Company Operated         Wendy's Franchised
------------------------------------------------------------------------------------------------------------------------
                                      1996     1995     1994        1996     1995     1994        1996     1995     1994
------------------------------------------------------------------------------------------------------------------------
Open at beginning of year            4,667    4,411    4,168       1,311    1,264    1,224       3,356    3,147    2,944
Opened                                 343      333      298          89       98       76         254      235      222
Closed                                 (77)     (77)     (55)        (10)     (14)     (20)        (67)     (63)     (35)
Acquisitions within the system         283      203       82         104       83       33         179      120       49
Dispositions within the system        (283)    (203)     (82)       (179)    (120)     (49)       (104)     (83)     (33)
------------------------------------------------------------------------------------------------------------------------
Open at end of year                  4,933    4,667    4,411       1,315    1,311    1,264       3,618    3,356    3,147
------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

      Years ended December 29, 1996, December 31, 1995, and January 1, 1995


                     --------------------------------------------------------------------------------------------
                     (In thousands, except per share data)                  1996            1995             1994
                     --------------------------------------------------------------------------------------------
                     REVENUES
                        Retail sales                                  $1,566,888      $1,461,880       $1,365,723
                        Franchise revenues                               330,256         284,400          225,864
                     --------------------------------------------------------------------------------------------
                                                                       1,897,144       1,746,280        1,591,587
                     --------------------------------------------------------------------------------------------

                     COSTS AND EXPENSES
                        Cost of sales                                    976,666         890,363          817,500
                        Company restaurant operating costs               379,404         351,062          332,880
                        Operating costs                                   54,710          60,216           52,461
                        General and administrative expenses              136,461         136,424          120,621
                        Depreciation and amortization of property
                           and equipment                                  88,957          80,573           74,538
                        Other (income) expense                              (683)          2,595            1,220
                        Special charges                                                   49,672           28,905
                        Interest, net                                      6,812          10,230           13,169
                     --------------------------------------------------------------------------------------------
                                                                       1,642,327       1,581,135        1,441,294
                     --------------------------------------------------------------------------------------------
                     INCOME BEFORE INCOME TAXES                          254,817         165,145          150,293
                     INCOME TAXES                                         98,869          55,075           52,861
                     --------------------------------------------------------------------------------------------
                     NET INCOME                                       $  155,948      $  110,070       $   97,432
                     --------------------------------------------------------------------------------------------

                     PRIMARY EARNINGS PER COMMON SHARE                     $1.20            $.90             $.81
                     --------------------------------------------------------------------------------------------
                     FULLY DILUTED EARNINGS PER COMMON SHARE               $1.19            $.88             $.79
                     --------------------------------------------------------------------------------------------

                     DIVIDENDS PER COMMON SHARE                             $.24            $.24             $.24
                     --------------------------------------------------------------------------------------------

                     PRIMARY SHARES                                      131,290         122,041          120,588
                     --------------------------------------------------------------------------------------------
                     FULLY DILUTED SHARES                                133,785         130,230          128,718
                     --------------------------------------------------------------------------------------------

        See accompanying Notes to the Consolidated Financial Statements.

 WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEET

                                                       December 29, 1996, and December 31, 1995

-----------------------------------------------------------------------------------------------
 (Dollars in thousands)                                                  1996              1995
-----------------------------------------------------------------------------------------------
 ASSETS
    CURRENT ASSETS
       Cash and cash equivalents                                   $  218,956        $  206,127
       Short-term investments                                           4,795             7,682
       Accounts receivable, net                                        53,250            49,555
       Notes receivable, net                                           11,003            12,272
       Deferred income taxes                                           15,760            18,389
       Inventories and other                                           33,199            27,254
-----------------------------------------------------------------------------------------------
                                                                      336,963           321,279
-----------------------------------------------------------------------------------------------
    PROPERTY AND EQUIPMENT, NET                                     1,207,944         1,006,744
    COST IN EXCESS OF NET ASSETS ACQUIRED, NET                         51,636            42,927
    DEFERRED INCOME TAXES                                              12,938            19,233
    OTHER ASSETS                                                      171,953           118,978
-----------------------------------------------------------------------------------------------
                                                                   $1,781,434        $1,509,161
-----------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES
       Accounts and drafts payable                                 $  108,629        $  108,182
       Accrued expenses
       Salaries and wages                                              24,741            23,158
       Taxes                                                           18,502            20,828
       Insurance                                                       30,337            29,320
       Other                                                           18,874            21,691
       Due to officer                                                                    63,221
       Current portion of long-term obligations                         6,681            29,469
-----------------------------------------------------------------------------------------------
                                                                      207,764           295,869
-----------------------------------------------------------------------------------------------
    LONG-TERM OBLIGATIONS
       Term debt                                                      197,622           297,029
       Capital leases                                                  44,206            40,200
-----------------------------------------------------------------------------------------------
                                                                      241,828           337,229
-----------------------------------------------------------------------------------------------
    DEFERRED INCOME TAXES                                              62,956            47,853

    OTHER LONG-TERM LIABILITIES                                        12,114             9,431

    COMMITMENTS AND CONTINGENCIES

    COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
       SECURITIES OF SUBSIDIARY WENDY'S FINANCING I, HOLDING
       SOLELY WENDY'S CONVERTIBLE DEBENTURES                          200,000

    SHAREHOLDERS' EQUITY
       Preferred stock, authorized: 250,000 shares
       Common stock, $.10 stated value, authorized: 200,000,000 shares
          Issued: 113,148,000 and 103,993,000 shares, respectively     11,315            10,399
       Capital in excess of stated value                              312,570           199,804
       Retained earnings                                              740,311           614,799
       Unrealized loss on investments                                    (969)           (1,504)
       Translation adjustments                                         (4,743)           (3,007)
-----------------------------------------------------------------------------------------------
                                                                    1,058,484           820,491
       Treasury stock at cost: 129,000 shares                          (1,712)           (1,712)
-----------------------------------------------------------------------------------------------
                                                                    1,056,772           818,779
-----------------------------------------------------------------------------------------------
                                                                   $1,781,434        $1,509,161
-----------------------------------------------------------------------------------------------


 See accompanying Notes to the Consolidated Financial Statements.

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                 Years ended December 29, 1996, December 31, 1995, and January 1, 1995

------------------------------------------------------------------------------------------------------
(In thousands)                                                          1996         1995         1994
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $ 155,948    $ 110,070    $  97,432
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                   94,981       84,452       80,194
      Deferred income taxes                                           23,394       (4,393)      (2,082)
      Net gain from restaurant dispositions                          (63,190)     (37,810)     (11,588)
      Net (gain) loss on other asset dispositions                       (124)         760          (68)
      Net reserves for receivables and other contingencies            (8,855)      15,424        1,403
      Changes in operating assets and liabilities net of effects of acquisitions and dispositions of restaurants
         Accounts and notes receivable                                (3,443)     (11,091)     (12,673)
         Inventories and other                                        (6,476)      (1,245)        (616)
         Accounts and drafts payable and accrued expenses             (6,956)       7,370       11,215
      Increase in other assets                                          (571)      (3,243)         (82)
      Other changes, net                                               5,220        4,603        4,860
------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                   189,928      164,897      167,995
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from restaurant dispositions                              78,716       40,412       21,065
   Proceeds from other asset dispositions                             30,951       19,139       18,621
   Capital expenditures                                             (307,284)    (217,532)    (172,427)
   Acquisition of franchises                                         (59,119)     (42,746)     (12,761)
   Proceeds from marketable securities                                 4,111       14,509       20,694
   Other investing activities                                         (9,364)      (1,519)      (1,884)
------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                         (261,989)    (187,737)    (126,692)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of trust preferred securities              200,000
   Proceeds from issuance of term debt                                            285,410       10,488
   Proceeds from issuance of common stock                             12,192       20,653        7,360
   Principal payments on long-term obligations                       (29,434)    (169,017)      (5,581)
   Dividends paid on common stock                                    (30,436)     (24,565)     (25,071)
   (Payment) loan due officer, net                                   (63,221)      (5,057)      22,005
   Other financing activities                                         (4,084)       1,428       (2,284)
------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                       85,017      108,852        6,917
------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (127)         476         (279)
------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                 12,829       86,488       47,941
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     206,127      119,639       71,698
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 218,956    $ 206,127    $ 119,639
------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                   $  30,556    $  19,939    $  21,478
------------------------------------------------------------------------------------------------------
   Interest  received                                                 15,676       10,040        8,512
------------------------------------------------------------------------------------------------------
   Income taxes paid                                                  71,840       53,364       55,614
------------------------------------------------------------------------------------------------------
   Debt converted to common stock                                     98,714           84
------------------------------------------------------------------------------------------------------
   Capital lease obligations incurred                                  6,156        7,717
------------------------------------------------------------------------------------------------------
   Acquisition of franchises
------------------------------------------------------------------------------------------------------
      Fair value of assets acquired, net                              64,803       67,291       15,859
------------------------------------------------------------------------------------------------------
      Cash paid                                                       59,119       42,746       12,761
------------------------------------------------------------------------------------------------------
      Liabilities assumed                                              5,684       24,850        3,098
------------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 Years ended December 29, 1996, December 31, 1995, and January 1, 1995

--------------------------------------------------------------------------------------
(In thousands)                                          1996         1995         1994
--------------------------------------------------------------------------------------
COMMON STOCK AT STATED VALUE
   Balance at beginning of period                $    10,399    $  10,179    $  10,082
      Exercise of options                                103          220           97
      Conversion of subordinated debentures              813
--------------------------------------------------------------------------------------
   Balance at end of period                           11,315       10,399       10,179
--------------------------------------------------------------------------------------
CAPITAL IN EXCESS OF STATED VALUE
   Balance at beginning of period                    199,804      171,888      162,122
      Exercise of options, including tax benefits     14,865       27,832        9,766
      Conversion of subordinated debentures           97,901           84
--------------------------------------------------------------------------------------
   Balance at end of period                          312,570      199,804      171,888
--------------------------------------------------------------------------------------
RETAINED EARNINGS
   Balance at beginning of period                    614,799      529,294      456,933
      Net income                                     155,948      110,070       97,432
      Dividends paid                                 (30,436)     (24,565)     (25,071)
--------------------------------------------------------------------------------------
   Balance at end of period                          740,311      614,799      529,294
--------------------------------------------------------------------------------------
UNREALIZED LOSS ON INVESTMENTS                          (969)      (1,504)        (723)
--------------------------------------------------------------------------------------
TRANSLATION ADJUSTMENTS                               (4,743)      (3,007)      (3,787)
--------------------------------------------------------------------------------------
PENSION LIABILITY ADJUSTMENT                                                    (3,212)
--------------------------------------------------------------------------------------
TREASURY STOCK AT COST                                (1,712)      (1,712)      (1,712)
--------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                             $ 1,056,772    $ 818,779    $ 701,927
--------------------------------------------------------------------------------------
COMMON SHARES
   Balance issued at beginning of period             103,993      101,787      100,823
      Exercise of options                              1,031        2,200          964
      Conversion of subordinated debentures            8,124            6
--------------------------------------------------------------------------------------
   Balance issued at end of period                   113,148      103,993      101,787
--------------------------------------------------------------------------------------
TREASURY SHARES                                         (129)        (129)        (129)
--------------------------------------------------------------------------------------
COMMON SHARES ISSUED AND OUTSTANDING                 113,019      103,864      101,658
--------------------------------------------------------------------------------------
COMMON SHARES ISSUABLE UPON
   CONVERSION OF EXCHANGEABLE SHARES                  16,450       16,450       16,450
--------------------------------------------------------------------------------------
COMMON SHARES ISSUED, ISSUABLE, AND OUTSTANDING      129,469      120,314      118,108
--------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     The company's principal business is the operation of quick-service restaurants serving high-quality food. At year-end 1996 the company and its franchise owners operated 4,933 of these restaurants under the name "Wendy's" in 50 states and in 33 other countries and territories.

     Additionally, the company and its franchise owners operated 1,384 restaurants under the name "Tim Hortons" in Canada with 22 units open in the United States.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The most significant of these estimates are related to reserves for receivables, workers' compensation insurance, income taxes, and contingencies. These affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

     In 1995, special charges included the profit sharing contribution made to the sole shareholder of Hortons (prior to acquisition) of $29.6 million, and legal, accounting, and other professional fees of $4.0 million to effectuate the Hortons transaction. Also, reserves of $13.5 million for environmental issues and contigencies, and miscellaneous costs to organize Canadian operations to blend the Wendy's and Hortons concepts were included.

     Due to officer of $63.2 million as of December 31, 1995, primarily represents profit sharing contributions and demand notes payable to the former sole shareholder of Hortons.

INVENTORIES

     Inventories, amounting to $17.0 million and $16.4 million at December 29, 1996, and December 31, 1995, respectively, are stated at the lower of cost (first-in, first-out) or market, and consist primarily of restaurant food items, new equipment and parts, and paper supplies.

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

     Property and equipment, at cost, at each year end consisted of the following:

--------------------------------------------------------
In thousands)                           1996        1995
--------------------------------------------------------
Land                              $  319,284  $  288,029
Buildings                            532,682     471,599
Leasehold improvements               333,239     251,176
Restaurant equipment                 420,288     383,701
Other equipment                       70,142      65,643
Capital leases                        74,267      67,420
--------------------------------------------------------
                                   1,749,902   1,527,568
--------------------------------------------------------
Accumulated depreciation
   and amortization                 (541,958)   (520,824)
--------------------------------------------------------
                                  $1,207,944  $1,006,744
--------------------------------------------------------


COST IN EXCESS OF NET ASSETS ACQUIRED

     The cost in excess of net assets acquired is amortized on the straight-line method over periods ranging from ten to 40 years which, for leased restaurants, include the original lease period plus renewal options, if applicable. The company periodically reviews goodwill and, based upon undiscounted cash flows, impairments will be recognized when a permanent decline in value has occurred. Accumulated amortization of cost in excess of net assets acquired was $19.2 million and $16.6 million at December 29, 1996, and December 31, 1995, respectively.

OTHER ASSETS

     Included in other assets is the long-term portion of notes receivable amounting to $121.3 million and $72.6 million at December 29, 1996, and December 31, 1995, respectively. The carrying amount of notes receivable currently approximates fair value.

PRE-OPENING COSTS

     The company capitalizes certain operating costs which are incurred prior to the opening of a new restaurant. These costs are amortized over a one-year period.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     The company capitalizes internally developed software costs which are amortized over a seven-year period.

ADVERTISING COSTS

     The company expenses advertising costs as incurred.

FRANCHISE OPERATIONS

     The company grants franchises to independent operators who in turn pay technical assistance/franchise fees which may include equipment, royalties, and in some cases, rents for each restaurant opened. A technical assistance/franchise fee is recorded as income when each restaurant commences operations. Royalties, based upon a percent of monthly net sales, are recognized as income on the accrual basis. The company has established reserves related to the collection of franchise royalties and other franchise-related receivables and commitments (see Note 9).

     Franchise owners receive assistance in such areas as real estate site selection, construction consulting, purchasing, and marketing from company personnel who also furnish these services to company-operated restaurants. These franchise expenses are included in general and administrative expenses.

FOREIGN OPERATIONS

     At December 29, 1996, the company and its franchise owners operated 229 Wendy's restaurants and 1,362 Tim Hortons restaurants in Canada. Additionally, 335 Wendy's restaurants were operated by the company and its franchise owners in other foreign countries and territories. The functional currency of each foreign subsidiary is the respective local currency.

NET INCOME PER SHARE

     Primary earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents during each period, including the company-obligated mandatorily redeemable preferred securities. Fully diluted computations assume full conversion of the subordinated debentures into common shares, when dilutive, and the elimination of related expenses, net of income taxes.

NOTE 2 TERM DEBT

     Term debt at each year end consisted of the following:

---------------------------------------------------------
 (In thousands)                          1996        1995
---------------------------------------------------------
 Notes, unsecured, and
    Mortgages Payable with a
    weighted average interest
    rate of 6.5%, due in
    installments through 2010         $ 4,432    $ 27,351

 Industrial Development
    Revenue Bonds, with a
    weighted average interest
    rate of 11.3%, due in
    installments through 2002             591         761

 6.35% Notes, due December 15, 2005    96,524      96,251

 7% Debentures, due December 15, 2025  96,464      96,429

 7% Convertible Subordinated
    Debentures, due April 1, 2006                  99,915
---------------------------------------------------------
                                      198,011     320,707
 Current portion                         (389)    (23,678)
---------------------------------------------------------
                                     $197,622    $297,029
---------------------------------------------------------


     The industrial development revenue bonds were issued to provide funds for the acquisition, construction, and improvement of various restaurants.

     The 7% convertible debentures were redeemed by the company in April 1996. The conversion price was $12.30 per common share and resulted in the entire balance being converted to common stock amounting to 8,124,000 shares.

     The 6.35% notes and 7% debentures are unsecured and unsubordinated. They are not redeemable by the company prior to maturity.

     In 1995, the company entered into interest rate swaps to manage its exposure to interest rate fluctuations on the 6.35% and 7% securities issued in December 1995. The company reflects realized and unrealized gains and losses on hedging instruments as an adjustment to the carrying value of the hedged asset or liability. Accordingly, realized losses related to these interest rate swaps amounting to $3.6 million and $3.4 million, respectively, have been recorded as a reduction of the carrying value of the notes and debentures and will be amortized to interest expense over the term of the related debt.

     Based on quoted market prices for the convertible subordinated debentures and future cash flows for all other term debt, the fair value of total term debt was approximately $191 million at December 29, 1996, and $394 million at December 31, 1995.

     The combined aggregate amounts of future maturities for all term debt are as follows:

-----------------------------------
(In thousands)
-----------------------------------
1997                       $    389
1998                            371
1999                            314
2000                            284
2001                            139
Later years                 196,514
-----------------------------------
                           $198,011
-----------------------------------


     The company has unused contractual lines of credit aggregating $200 million from various financial institutions, generally at their respective prime rates.

     Net interest expense for each year consisted of the following:

----------------------------------------------------------
(In thousands)                1996        1995        1994
----------------------------------------------------------
Total interest charges    $ 20,257    $ 20,456    $ 22,176
Distributions on trust
   preferred securities      2,772
Interest income            (16,217)    (10,226)     (9,007)
----------------------------------------------------------
                          $  6,812    $ 10,230    $ 13,169
----------------------------------------------------------

NOTE 3 COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

     In September 1996, Wendy's Financing I (the trust) issued $200,000,000 of $2.50 Term Convertible Securities, Series A (the trust preferred securities). Wendy's Financing I, a statutory business trust, is a wholly-owned consolidated subsidiary of the company with its sole asset being $202 million aggregate principal amount of 5% Convertible Subordinated Debentures due September 15, 2026, of Wendy's (the trust debenture).

     The trust preferred securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 5%, carry a liquidation value of $50 per share and are convertible into the company's common shares at any time prior to the close of business on September 15, 2026, at the option of the holder. The trust preferred securities are convertible into common shares at the rate of 1.8932 common shares for each trust preferred security (equivalent to a conversion price of $26.41 per common share). The company has executed a guarantee with regard to the trust preferred securities. The guarantee, when taken together with the company's obligations under the trust debenture, the indenture pursuant to which the trust debenture was issued, and the applicable trust document, provides a full and unconditional guarantee of the trust's obligations under the trust preferred securities.

     Based on the quoted market price, fair value of the trust preferred securities was approximately $208 million at December 29, 1996.

NOTE 4 LEASES

     The company occupies land and buildings and uses equipment under terms of numerous lease agreements expiring on various dates through 2086. Terms of land only and land and building leases are generally for 20 to 25 years. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales, when annual sales exceed specified levels. Most leases also obligate the company to pay the costs of maintenance, insurance, and property taxes.

     At each year end capital leases consisted of the following:

--------------------------------------------------------
(In thousands)                          1996        1995
--------------------------------------------------------
Buildings                           $ 74,268    $ 67,420
Accumulated amortization             (35,188)    (33,967)
--------------------------------------------------------
                                    $ 39,080    $ 33,453
--------------------------------------------------------

     At December 29, 1996, future minimum lease payments for all leases, and the present value of the net minimum lease payments for capital leases, were as follows:

--------------------------------------------------------
                                     Capital   Operating
(In thousands)                        Leases      Leases
--------------------------------------------------------
1997                                $ 10,370    $ 46,319
1998                                   9,577      44,753
1999                                   8,010      41,233
2000                                   6,370      37,102
2001                                   5,554      33,501
Later years                           46,327     225,220
--------------------------------------------------------
Total minimum lease payments          86,208    $428,128
--------------------------------------------------------
Amount representing interest         (35,710)
--------------------------------------------
Present value of net minimum
   lease payments                     50,498
Current portion                       (6,292)
--------------------------------------------
                                    $ 44,206
--------------------------------------------

     Total minimum lease payments have not been reduced by minimum sublease rentals of $2.6 million under capital leases, and $230.4 million under operating leases due in the future under noncancelable subleases.

     Rent expense for each year is included in company restaurant operating costs and amounted to:

--------------------------------------------------------
(In thousands)              1996        1995        1994
--------------------------------------------------------
Minimum rents            $50,806     $45,142     $41,348
Contingent rents          12,817       9,709       8,589
--------------------------------------------------------
                         $63,623     $54,851     $49,937
--------------------------------------------------------



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

     At each year end the net investment in financing leases, included in other assets, consisted of the following:

--------------------------------------------------------
(In thousands)                          1996        1995
--------------------------------------------------------
Total minimum lease receipts        $ 33,531    $ 37,206
Estimated residual value               4,615       4,618
Amount representing
   unearned interest                 (17,727)    (19,579)
Current portion, included
   in accounts receivable               (931)       (979)
--------------------------------------------------------
                                    $ 19,488    $ 21,266
--------------------------------------------------------

     At each year end assets leased under operating leases consisted of the following:

--------------------------------------------------------
(In thousands)                          1996        1995
--------------------------------------------------------
Land                                $116,181    $ 97,581
Building                             234,870     184,394
Equipment                             27,626      29,659
--------------------------------------------------------
                                     378,677     311,634
Accumulated amortization             (73,308)    (72,184)
--------------------------------------------------------
                                    $305,369    $239,450
--------------------------------------------------------

     At December 29, 1996, future minimum lease receipts were as follows:

                                   Financing  Operating
(In thousands)                        Leases      Leases
--------------------------------------------------------
1997                                 $ 2,942    $ 33,323
1998                                   2,955      31,864
1999                                   2,829      29,788
2000                                   2,743      27,532
2001                                   2,570      24,455
Later years                           19,492      69,549
--------------------------------------------------------
                                     $33,531    $216,511
--------------------------------------------------------


     Rental income for each year is included in franchise revenues and amounted to:

---------------------------------------------------------
 (In thousands)              1996        1995        1994
---------------------------------------------------------
 Minimum rents            $35,267     $28,612     $23,140
 Contingent rents          39,622      33,542      27,462
---------------------------------------------------------
                          $74,889     $62,154     $50,602
---------------------------------------------------------

NOTE 5 INCOME TAXES

     The provision for income taxes at each year end consisted of the following:

--------------------------------------------------------
(In thousands)              1996        1995        1994
--------------------------------------------------------
Current
   Federal               $50,658    $ 51,641     $49,802
   State and local         4,290       3,864       4,403
   Foreign                20,527       3,963         738
--------------------------------------------------------
                          75,475      59,468      54,943
--------------------------------------------------------
Deferred
   Federal                14,235       7,724      (1,418)
   State and local         1,258        (476)       (213)
   Foreign                 7,901     (11,641)       (451)
--------------------------------------------------------
                          23,394      (4,393)     (2,082)
--------------------------------------------------------
                         $98,869    $ 55,075     $52,861
--------------------------------------------------------

     The temporary differences which give rise to deferred tax assets and liabilities at each year end consisted of the following:

--------------------------------------------------------
(In thousands)                          1996        1995
--------------------------------------------------------
Deferred tax assets
   Lease transactions                $ 4,049     $ 3,996
   Reserves not currently
      deductible                      13,597      18,896
   Foreign operations                 12,464      14,748
   All other                           2,696       2,390
--------------------------------------------------------
                                      32,806      40,030
--------------------------------------------------------
   Valuation allowance                (2,585)     (1,466)
--------------------------------------------------------
                                     $30,221     $38,564
--------------------------------------------------------
Deferred tax liabilities
   Lease transactions                $ 7,615     $ 8,264
   Property and equipment
      basis differences               34,886      30,049
   Installment sales                  18,215       7,540
   All other                           3,763       2,942
--------------------------------------------------------
                                     $64,479     $48,795
--------------------------------------------------------

     Deferred tax assets for foreign operations have been established primarily for net operating loss carryovers and excess capital allowances. In 1996 and 1995, the deferred tax assets related to non-Canadian foreign operations are offset by a valuation allowance. As a result of the regionalization and legal entity restructuring of Canadian operations and the acquisition of Tim Hortons, the company reduced the valuation allowance by $7.3 million in 1995, primarily due to the realization of Canadian tax benefits.

     A reconciliation of the statutory U.S. Federal income tax rate of 35 percent to the company's effective tax rate for each year is shown below:

--------------------------------------------------------
(In thousands)              1996        1995        1994
--------------------------------------------------------
Income taxes at
   statutory rate        $89,186     $57,801     $52,602
Effect of foreign
   operations              6,090      (2,993)       (853)
State and local taxes,
   net of federal benefit  3,606       2,209       2,737
Canadian restructuring
   benefit                            (3,936)       (279)
Other                        (13)      1,994      (1,346)
--------------------------------------------------------
Income taxes at
   effective rate        $98,869     $55,075     $52,861
--------------------------------------------------------

NOTE 6 STOCK OPTION AND SHAREHOLDER RIGHTS PLANS

     The company has various stock option plans which provide options for certain employees and outside directors to purchase common shares of the company. Grants of options to employees and the periods during which such options can be exercised are at the discretion of the compensation committee of the Board of Directors. Grants of options to outside directors and the periods during which such options can be exercised are specified in the plan applicable to directors and do not involve discretionary authority of the Board. All options expire at the end of the exercise period. Options are granted at the fair market value of the company's common shares on the date of grant and no amounts applicable thereto are reflected in net income. The company makes no recognition of the options in the financial statements until they are exercised. Pro forma disclosures are provided for 1995 and 1996 as if the company adopted the cost recognition requirements under Financial Accounting Standard Number 123 (SFAS 123) - "Accounting for Stock-Based Compensation."

     On August 2, 1990, the Board of Directors adopted the WeShare Stock Option Plan (WeShare Plan), a non-qualified stock option plan to provide for grants of options equal to ten percent of each eligible employee's earnings, with a minimum of 20 options to be made to each eligible employee annually. An aggregate of 5.2 million common shares of the company have been reserved pursuant to the WeShare Plan.

     The options have a term of ten years from the grant date and become exercisable in installments of 25 percent on each of the first four anniversaries of the grant date. On August 1, 1996, August 3, 1995, and August 9, 1994, approximately 896,000 options, 785,000 options, and 865,000 options were granted to eligible employees at an exercise price of $17.38 per share, $18.31 per share, and $15.38 per share, respectively.

     In addition, the Board of Directors also adopted the 1990 Stock Option Plan (1990 Plan) on August 2, 1990, and amended the 1990 Plan on August 1, 1991, and February 23, 1994. An aggregate of 12.5 million common shares of the company have been reserved for issuance to key employees and outside directors under the 1990 Plan, as amended.

     On August 1, 1996, August 3, 1995, and August 9, 1994, approximately 1.4 million options, 1.3 million options, and 1.3 million options were granted under the 1990 Plan at an exercise price of $17.38 per share, $18.31 per share, and $15.38 per share, respectively.

     The following is a summary of stock option activity for the last three years:

----------------------------------------------------------
                          Shares Under    Weighted Average
(Shares in thousands)           Option     Price Per Share
----------------------------------------------------------
Balance at January 2, 1994       8,541              $ 9.90
   Granted                       2,500               15.68
   Exercised                      (964)               7.64
   Canceled                       (423)              12.17
   -------------------------------------------------------
Balance at January 1, 1995       9,654               11.52
   Granted                       2,262               18.28
   Exercised                    (2,200)               9.39
   Canceled                       (414)              14.78
   -------------------------------------------------------
Balance at December 31, 1995     9,302               13.52
   Granted                       2,994               17.77
   Exercised                    (1,031)              11.82
   Canceled                       (518)              16.16
   -------------------------------------------------------
Balance at December 29, 1996    10,747              $14.74
----------------------------------------------------------


   Options exercisable to purchase common shares totaled
5.1 million, 4.2 million, and 4.6 million at December 29, 1996, December 31, 1995, and January 1, 1995, respectively.
Shares reserved under the plans at each year end were 12.0 million in 1996, 12.5 million in 1995, and 14.1 million in 1994.

     The fair value of each option granted during 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 1.3%, (2) expected volatility of 25%, (3) risk-free interest rate of 6.1%, and (4) expected life of four years.

     The weighted average fair value of options granted during 1996 and 1995 was $4.70, and $4.49, respectively.

     The following tables summarize stock options outstanding and exercisable at December 29, 1996:

----------------------------------------------------------
(Shares in thousands)       Options Outstanding
----------------------------------------------------------
                                 Weighted
                                  Average      Weighted
   Range of                      Remaining      Average
   Exercise        Options      Contractual    Exercise
    Prices       Outstanding       Life          Price
----------------------------------------------------------
       $ 5 - $13    2,771           4.2            $ 8.43
        13 -  16    2,749           7.2             14.96
        16 -  18    2,441           9.5             17.36
        18 -  21    2,786           8.6             18.51
----------------------------------------------------------
       $ 5 - $21   10,747           7.3            $14.74
----------------------------------------------------------


----------------------------------------------------------
(Shares in thousands)  Options Exercisable
----------------------------------------------------------
                                          Weighted
       Range of                            Average
       Exercise           Options         Exercise
        Prices          Exercisable         Price
----------------------------------------------------------
       $ 5 - $13           2,770          $ 8.43
        13 -  16           1,608           14.86
        16 -  18              33           17.17
        18 -  21             676           18.27
----------------------------------------------------------
       $ 5 - $21           5,087          $11.83
----------------------------------------------------------


     Had compensation expense been recognized for 1996 and 1995 grants for stock-based compensation plans in accordance with provisions of SFAS 123, the company would have recorded net income and earnings per share as follows:

----------------------------------------------------------------
(In thousands, except per share data)         1996         1995
----------------------------------------------------------------
Net income                                $153,489     $109,359
Primary earnings per common share         $   1.18     $    .90
Fully diluted earnings per common share   $   1.17     $    .88
----------------------------------------------------------------

     The impact of applying SFAS 123 in this pro forma disclosure is not indicative of future amounts. SFAS 123 does not apply to grants prior to 1995, and additional grants in future years are anticipated.

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

NOTE 7 ACQUISITIONS

     During 1996, the company acquired 41 Wendy's restaurants in the New York market for cash of $20.6 million and 52 Wendy's restaurants primarily in the South Carolina market for cash of $27.5 million. Eleven other restaurants were acquired for $11.0 million during 1996.

     In addition, the company acquired 40 Roy Rogers restaurants in the New York area for $17.7 million. These sites will be converted to Wendy's restaurants and at year-end 1996 ten of these have been converted. Additionally, 44 Hardee's restaurants in the Detroit market were acquired for $24.0 million. Of these sites, approximately 30 will be converted to Tim Hortons restaurants and ten to Wendy's restaurants.

     On December 29, 1995, the company acquired all of the stock of 1052106 Ontario Limited (Ontario), formerly 632687 Alberta Ltd., the parent company of the Tim Hortons donut restaurant chain, for 16.45 million shares of a Canadian subsidiary of the company exchangeable for 16.45 million common shares of Wendy's International, Inc. The exchangeable shares may be exchanged at any time until December 29, 2005, at which time they must be exchanged. Tim Hortons is the leading franchisor of bakery and coffee shops in Canada. The transaction was accounted for as a pooling of interests. In connection with the acquisition, $4.0 million in professional fees to effectuate the transaction were incurred.

     Additionally during 1995, the company acquired 33 Wendy's restaurants in the Little Rock market for cash of $37.0 million and 47 restaurants in the Pittsburgh market for $4.0 million cash and notes of $23.0 million. Three other restaurants were acquired for $1.7 million during 1995.

     During 1994, the company acquired 29 Wendy's restaurants in the Kansas City market for cash of $10.5 million and the assumption of certain liabilities. The company acquired four other domestic restaurants from franchisees for $2.3 million during 1994.

NOTE 8 DISPOSITIONS

     The company franchised 178 domestic and one Canadian restaurant during 1996. Additionally, 118 domestic and two Canadian restaurants were franchised during 1995, and 49 domestic restaurants were franchised in 1994. These transactions resulted in pretax gains of approximately $63.2 million, $37.8 million, and $11.6 million in 1996, 1995, and 1994, respectively, and are included in franchise revenues.

     Notes receivable related to dispositions were $103.4 million at December 29, 1996, and $63.6 million at December 31, 1995, and are included in notes receivable and other assets.

NOTE 9 COMMITMENTS AND CONTINGENCIES

     At December 29, 1996, and December 31, 1995, the company's reserves established for doubtful royalty receivables were $2.0 million and $3.6 million, respectively. Reserves related to possible losses on notes receivable, real estate, guarantees, claims, and contingencies involving franchisees totaled $6.7 million at December 29, 1996, and $7.2 million at December 31, 1995. These reserves are included in accounts receivable, notes receivable, other assets, and other accrued expenses.

     The company has guaranteed certain leases and debt payments of franchise owners with average annual obligations of $18.0 million over the next two years. In the event of default by a franchise owner, the company generally retains the right to acquire possession of the related restaurants.

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

     The company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business; many of these are covered by the company's self-insurance or other insurance programs. It is the opinion of the company that the ultimate resolution of such matters will not materially affect the company's financial condition or earnings.

     The company has undertaken to complete environmental assessments of its properties belonging to one of its Canadian subsidiaries. Although the ultimate amount of reclamation obligations to be incurred is uncertain, the company originally estimated such amounts, representing assessment, cleanup, and remediation costs, to be approximately $11.7 million at year-end 1995. At December 29, 1996, the company estimates these obligations to be approximately $5.1 million.

NOTE 10 RETIREMENT PLANS

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

     The funded status of the pension plans for each year end consisted of the following:

--------------------------------------------------------
(In thousands)                          1996        1995
--------------------------------------------------------
Accumulated benefit obligation:
   Vested                           $(38,120)   $(34,811)
   Nonvested                        $ (4,394)    $(4,035)

Projected benefit obligation        $(45,197)   $(41,763)
Fair value of plan assets             48,705      41,354
Unrecognized net transition asset                   (192)
Unrecognized net loss                    355       6,579
Unrecognized prior service costs       3,466         142
--------------------------------------------------------
Prepaid pension cost                $  7,329    $  6,120
--------------------------------------------------------

     In determining the present value of benefit obligations, discount rates of 7.25% and 7.0% were used in 1996 and 1995, respectively. The expected long-term rate of return on assets used was 8.5% in 1996 and 1995. The assumed rate of increase in compensation levels was 8.0% for 1996 and 1995. Plan assets as of December 29, 1996, consisted of debt and equity instruments and cash equivalents.

     Net periodic pension cost for each year consisted of the following:

--------------------------------------------------------
(In thousands)              1996        1995        1994
--------------------------------------------------------
Service cost             $ 4,478     $ 3,756     $ 3,761
Interest cost on
   projected benefit
   obligation              3,105       2,903       2,432
Return on plan assets     (5,161)     (8,580)        564
Net amortization           1,930       5,533      (3,139)
--------------------------------------------------------
                         $ 4,352     $ 3,612     $ 3,618
--------------------------------------------------------

     The company provided for profit sharing and supplemental retirement benefits of $4.3 million, $3.6 million, and $2.8 million for 1996, 1995, and 1994, respectively.

     The company had an agreement with the former Chairman of the Board which, as a result of his death in 1996, required the company to expense $1.3 million under this agreement in the third quarter of 1996.

NOTE 11 ADVERTISING COSTS

     The Wendy's National Advertising Program, Inc. (WNAP) is a not-for-profit corporation which was established to collect and administer funds contributed by the company and all domestic franchise owners. These contributions total 2% of net sales and are used for advertising programs designed to increase sales and enhance the reputation of the company and its franchise owners. Since 1993, the domestic system has agreed to increase national advertising spending from 2% to 2.5% of net sales. During 1996, 1995, and 1994, the company contributed $31.8 million, $30.3 million, and $29.0 million, respectively, to WNAP. These contributions were recognized in company restaurant operating cost. At December 29, 1996, and December 31, 1995, the company's payable to WNAP amounted to $2.5 million and $2.3 million, respectively.

     Total advertising expenses of the company amounted to $62.2 million, $62.1 million, and $58.2 million in 1996, 1995, and 1994, respectively.

NOTE 12 SEGMENT REPORTING

     The company operates exclusively in the food-service industry. The following presents information about the company by geographic area. There were no material amounts of revenues or transfers among geographic areas.

--------------------------------------------------------------------------------
(in thousands)             United States International  Corporate       Total
--------------------------------------------------------------------------------
1996
REVENUES                     $1,514,819   $  382,325                  $1,897,144
INCOME BEFORE
  INCOME TAXES                  255,791       64,804    $  (65,778)      254,817
Identifiable
  ASSETS*                     1,193,276      209,245        29,012     1,431,533
--------------------------------------------------------------------------------
1995
Revenues                     $1,402,918   $  343,362                  $1,746,280
Income before
  income taxes                  240,765       48,921    $ (124,541)      165,145
Identifiable
  assets*                       972,126      169,844        26,679     1,168,649
--------------------------------------------------------------------------------
1994
Revenues                     $1,307,551   $  284,036                  $1,591,587
Income before
  income taxes                  213,701       38,314    $ (101,722)      150,293
Indentifiable
  assets*                       811,017      127,794        27,151       966,016
--------------------------------------------------------------------------------

*Excludes cash and equivalents, deferred income taxes, certain other current assets, and investments.

NOTE 13 QUARTERLY FINANCIAL DATA (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
Quarter                                        First                 Second                Third                Fourth
(In thousands, except per share data)     1996       1995       1996        1995      1996       1995       1996       1995
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                $409,883   $398,008   $491,911   $437,370   $506,575   $451,542   $488,775   $459,360
Gross profit*                             87,964     87,939    135,937    115,990    132,204    117,975    130,259    122,735
Net income                                19,454     15,636     49,304     40,039     46,941     36,237     40,249     18,158
Primary earnings per common share            .16        .13        .38        .33        .36        .30        .30        .15
Fully diluted earnings per
  common share                               .16        .13        .38        .32        .36        .29        .30        .15
-----------------------------------------------------------------------------------------------------------------------------

*Total revenues less cost of sales, company restaurants operating costs, and operating costs.
-----------------------------------------------------------------------------------------------------------------------------

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

-------------------------------------------------------------------------------
ITEMS 10, 11, 12, AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME                      AGE                 POSITION WITH COMPANY                    OFFICER SINCE

            R. David Thomas           64      Senior Chairman of the Board and Founder, Director        1969

            Gordon F. Teter           53      Chairman of the Board, Chief Executive Officer and
                                              President, Director                                       1987

            John K. Casey             64      Vice Chairman and Chief Financial Officer, Director       1981

            John T. Schuessler        46      President and Chief Operating Officer U.S. Operations     1983

            John W. Wright            49      President and Chief Operating Officer
                                              International Division                                    1993

            Frederick R. Reed         48      Executive Vice President, General Counsel and Secretary,
                                              Director                                                  1996

            Ronald E. Musick          56      Executive Vice President, Director                        1986

            Charles W. Rath           60      Executive Vice President                                  1987

            George Condos             43      Executive Vice President                                  1982

            Edward L. Austin          39      Senior Vice President                                     1990

            Lawrence A. Laudick       49      Vice President, General Controller &                      1976
                                              Assistant Secretary

            Stephen D. Farrar         46      Senior Vice President                                     1984

            John F. Brownley          54      Senior Vice President and Treasurer                       1981

            Jack C. Whiting           47      Senior Vice President                                     1987

            Robert G. Zoeller         52      Senior Vice President                                     1991

            Joyce L. Eufemi           50      Senior Vice President                                     1993

            Brion G. Grube            45      Senior Vice President                                     1990


            No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer, except in the event of a change in control of the Company, as provided in the Company's Key Executive Agreements. The executive officers of the Company are appointed by the Board of Directors.

            With the exception of Messrs. Teter, Condos, Schuessler, Wright, Reed, Farrar, Whiting, Zoeller, Austin, and Grube, and Ms. Eufemi each of the above individuals has held the same principal occupation with the Company for at least the last five years.

            Mr. Teter was President of Casa Lupita Restaurants and Executive Vice President of its parent company, Ponderosa, Inc., from 1985 to 1987. Mr. Teter became a Senior Vice President of the Company in 1987 and Executive Vice President in 1988. He was named President and Chief Operating Officer in 1991. Mr. Teter assumed the title of Chief Executive Officer in 1994. He became Chairman in 1997.

            Mr. Reed joined Wendy's in 1996 as Executive Vice President, General Counsel and Secretary. Prior to that he was a senior partner with Vorys, Sater, Seymour and Pease. Mr. Reed has been a member of Wendy's Board of Directors since his election in 1995.

            Mr. Condos joined the Company in 1977. In 1987, he was promoted from Vice President of Company Operations to Senior Vice President of Company Operations. In 1988, he was promoted to Senior Vice President of Wendy's Southwest Region. In 1992, he was named Executive Vice President of Development.

            Mr. Schuessler joined the Company in 1974. He served in Company Operations as Regional Vice President from 1983 to 1984, Zone Vice President from 1984 to 1986, and Division Vice President from 1986 until 1987, when he was promoted to Senior Vice President to the Northeast Region. In 1995, Mr. Schuessler was promoted to Executive Vice President to U.S. Operations. He was named President and Chief Operating Officer U.S. Operations in 1997.

            Mr. Wright joined Wendy's in 1993 as President, International. He was with Pizza Hut, Inc. as Division Vice President from 1989 to 1993 and also with Pizza Hut, Inc. from 1981 to 1986 where he had successful international experience with their operations in Europe. From 1986 to 1989 Mr. Wright was National Vice President of Operations, East with Taco Bell. He was named Chief Operating Officer International Division in 1997.

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

            Mr. Austin joined Wendy's in November 1976. Before being named Senior Vice President of the Southeast Region in 1996, Mr. Austin had held the position of Division Vice President for the New Orleans Division since 1994 and for the Los Angeles Division since 1990.

            Ms. Eufemi joined Wendy's in 1993. After holding the position of Division Vice President for both the Colonial Division and Chicago Division, she was named Senior Vice President, Upper U.S. Region in 1995. Prior to joining Wendy's, Ms. Eufemi was with Nutri/System, Inc. from 1989 to 1993 as Vice President/General Manager of the Western Region.

            The information required by these Items, other than the information set forth above, is omitted and incorporated herein by reference from the Company's Definitive Proxy Statement dated March 5, 1997. However, no information set forth in the Definitive Proxy Statement regarding the Report of the Compensation Committee on Executive Compensation (pages 9-15) or the performance graphs (pages 15-16) shall be deemed incorporated by reference into this Form 10-K.


PART IV

-------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a) (1) and (2) - The following Consolidated Financial Statements of Wendy's International, Inc. and Subsidiaries are included in Item 14(a).

                      Consolidated Statement of Income - Years ended December 29, 1996, December 31, 1995, and January 1, 1995.

                      Consolidated Balance Sheet - December 29, 1996, and December 31, 1995.

                      Consolidated Statement of Cash Flows - Years ended December 29, 1996, December 31, 1995, and January 1, 1995.

                      Consolidated Statement of Shareholders' Equity - Years ended December 29, 1996, December 31, 1995, and January 1, 1995.

                      Notes to the Consolidated Financial Statements.

                    (3)  Listing of Exhibits - See Index to Exhibits.

                      The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

                      Sample Key Executive Agreement between the Company and Messrs. Thomas and Near.

                      Sample New Key Executive Agreement between the Company and Messrs. Brownley, Condos, Laudick, Ourant, Rath, Reed, Schuessler, Teter, Wright, Mrs. Chesnut and Mrs. McGinnis.

                      Sample New Key Executive Agreement between the Company and Messrs. Casey and Musick.

                      Sample Separation and Consulting Agreement between the Company and Mr. Near.

                      Agreement between the Company and Mr. Teter.

                      Deferred Compensation Agreement between the Company and
                      R. David Thomas.

                      Employment Agreement between The TDL Group Ltd. (a subsidiary of the Company) and Ronald Vaughn Joyce.

                      Amendment to Employment Agreement between The TDL Group Ltd. and Ronald Vaughn Joyce.

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

                      1984 Stock Option Plan, as amended.

                      1987 Stock Option Plan, as amended.

                      1990 Stock Option Plan, as amended.

                      Wendy's WeShare Stock Option Plan, as amended.

            (b) The Company filed a Form 8-K during the quarter ended December 29, 1996. The Form 8-K filed December 16, 1996, announced (under Item 5) that the Company's Founder, Dave Thomas, was scheduled to undergo coronary bypass surgery. A copy of a press release issued December 16, 1996, was attached.

            (c) Exhibits filed with this report are listed in the Index to Exhibits.

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

                                         Wendy's International, Inc.

                                         By   /s/ FREDERICK R. REED   3/28/97
                                              -------------------------------
                                              Frederick R. Reed
                                              Executive Vice President,
                                              General Counsel and Secretary


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            /s/ R. DAVID THOMAS*                3/28/97         /s/ RONALD V. JOYCE*                3/28/97
            -------------------------------------------         -------------------------------------------
            R. David Thomas, Senior                             Ronald V. Joyce, Director
            Chairman of the Board and
            Founder, Director

            /s/ JOHN K. CASEY*                  3/28/97         /s/ GORDON F. TETER*                3/28/97
            -------------------------------------------         -------------------------------------------
            John K. Casey, Vice Chairman                        Gordon F. Teter, Chairman of the Board,
            and Chief Financial Officer,                        Chief Executive Officer and
            Director                                            President, Director

            /s/ FREDERICK R. REED               3/28/97         /s/ RONALD E. MUSICK*               3/28/97
            -------------------------------------------         -------------------------------------------
            Frederick R. Reed, Executive Vice President,        Ronald E. Musick, Executive Vice
            General Counsel and Secretary, Director             President, Director

            /s/ LAWRENCE A. LAUDICK*            3/28/97         /s/ W. CLAY HAMNER*                 3/28/97
            -------------------------------------------         -------------------------------------------
            Lawrence A. Laudick, Vice                           W. Clay Hamner, Director
            President, General Controller
            and Assistant Secretary

            /s/ ERNEST S. HAYECK*               3/28/97         /s/ JANET HILL*                     3/28/97
            -------------------------------------------         -------------------------------------------
            Ernest S. Hayeck, Director                          Janet Hill, Director

            /s/ THOMAS F. KELLER*               3/28/97         /s/ TRUE H. KNOWLES*                3/28/97
            -------------------------------------------         -------------------------------------------
            Thomas F. Keller, Director                          True H. Knowles, Director

            /s/ ANDREW G. McCAUGHEY*            3/28/97         /s/ FIELDEN B. NUTTER, SR.*         3/28/97
            -------------------------------------------         -------------------------------------------
            Andrew G. McCaughey, Director                       Fielden B. Nutter, Sr., Director

            /s/ JAMES V. PICKETT*               3/28/97         /s/ THEKLA R. SHACKELFORD*          3/28/97
            -------------------------------------------         -------------------------------------------
            James V. Pickett, Director                          Thekla R. Shackelford, Director


                                                                *By /s/ FREDERICK R. REED           3/28/97
                                                                -------------------------------------------
                                                                    Frederick R. Reed
                                                                    Attorney-in-Fact

REPORT OF INDEPENDENT ACCOUNTANTS

-------------------------------------------------------------------------------
To The Shareholders of
Wendy's International, Inc.

            We have audited the consolidated financial statements and financial statement schedule of Wendy's International, Inc. and Subsidiaries listed in Items 14(a) and 14(d) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wendy's International, Inc. and Subsidiaries as of December 29, 1996, and December 31, 1995, and the consolidated results of their operations and their cash flows for the years ended December 29, 1996, December 31, 1995, and January 1, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

            Columbus, Ohio                       COOPERS & LYBRAND L.L.P.
            February 19, 1997


-------------------------------------------------------------------------------
CONSENT OF INDEPENDENT ACCOUNTANTS

            We consent to the incorporation by reference in the Registration Statements of Wendy's International, Inc. and Subsidiaries on Form S-8 (File Nos. 2-67253, 2-98696, 33-18177, 2-82823, 33-36602,
            33-36603, 333-9261 and 33-57913) of our report dated February 19,
            1997 on our audits of the consolidated financial statements and financial statement schedule of Wendy's International, Inc. and Subsidiaries as of December 29, 1996 and December 31, 1995, and for the years ended December 29, 1996, December 31, 1995, and January 1, 1995, which report is included in this Annual Report on Form 10-K.

            Columbus, Ohio                       COOPERS & LYBRAND L.L.P.
            March 29, 1997

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (in thousands)

                                                           CHARGED
                                         BALANCE AT       (CREDITED)                         BALANCE AT
                                          BEGINNING       TO COSTS &         ADDITIONS         END OF
        CLASSIFICATION                     OF YEAR         EXPENSES       (DEDUCTIONS)(a)       YEAR

Fiscal year ended December 29, 1996:
   Reserve for royalty receivables         $ 3,579          $(1,294)         $  (241)         $ 2,044

   Reserve for possible franchise-
      related losses & contingencies         7,231            1,011           (1,612)           6,630
                                           -------          -------          -------          -------

                                           $10,810          $  (283)         $(1,853)         $ 8,674
                                           -------          -------          -------          -------

Fiscal year ended December 31, 1995:
   Reserve for royalty receivables         $ 4,315          $    48          $  (784)         $ 3,579

   Reserve for possible franchise-
      related losses & contingencies         6,479            1,474             (722)           7,231
                                           -------          -------          -------          -------

                                           $10,794          $ 1,522          $(1,506)         $10,810
                                           -------          -------          -------          -------

Fiscal year ended January 1, 1995:
   Reserve for royalty receivables         $ 5,273          $ (188)          $  (770)         $ 4,315

   Reserve for possible franchise-
      related losses & contingencies         5,005            1,961             (487)           6,479
                                           -------          -------          -------          -------

                                           $10,278          $ 1,773          $(1,257)         $10,794
                                           -------          -------          -------          -------

(a) Primarily represents reserves written off or reversed or transferred due to the resolution of certain franchise situations.

Year-end balances are reflected in the Consolidated Balance Sheet as follows:

                                            DECEMBER 29,     DECEMBER 31,      JANUARY 1,
                                                1996             1995             1995
                                              -------          -------          -------
Deducted from accounts receivable             $ 4,339          $ 7,363          $ 7,122
Deducted from notes receivable                    480              642              755
Deducted from other assets                      2,355            2,516            2,273
Included in accrued expenses - other            1,500              289              644
                                              -------          -------          -------
                                              $ 8,674          $10,810          $10,794
                                              -------          -------          -------

-------------------------------------------------------------------------------
WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

            EXHIBIT                DESCRIPTION                                    PAGE NO.

             2(a)       Share Purchase Agreement, dated as of         Incorporated herein by reference from
                        October 31, 1995, by and among Wendy's        Exhibit 2 of Form 10-Q for the quarter
                        International, Inc., 1149658 Ontario Inc.,    ended October 1, 1995.
                        632687 Alberta Ltd. and Ronald V. Joyce

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

              (f)       Irrevocable Trust Agreement for the Benefit   Incorporated by reference to Exhibit 2.6 of
                        Ronald V. Joyce, dated as of December         to Ronald V. Joyce's Schedule 13D, dated
                        29, 1995, between Dana Klein and The          January 5, 1996.
                        Huntington Trust Company, N.A.

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

              (b)       New Regulations, as amended                   Incorporated herein by reference from
                                                                      Exhibit 3(b) of Form 10-Q for the quarter
                                                                      ended March 31, 1996.

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
                        December 15, 2025 and December 15, 2005,
                        respectively

              (b)       Indenture for subordinated debt securities    Incorporated herein by reference from
                        between the Company and NBD Bank,             Exhibit 4(a) of Form 10-Q for the quarter
                        as trustee                                    ended September 29, 1996.

              (c)       First Supplemental Indenture between the      Incorporated herein by reference from
                        Company and NBD Bank                          Exhibit 4(b) of Form 10-Q for the quarter
                                                                      ended September 29, 1996.

              (d)       Amended and Restated Declaration of Trust     Incorporated herein by reference from
                        of Wendy's Financing I                        Exhibit 4(c) of Form 10-Q for the quarter
                                                                      ended September 29, 1996.

              (e)       Certificate P-1 Evidencing Trust Preferred    Incorporated herein by reference from
                        Securities of Wendy's Financing I             Exhibit 4(d) of Form 10-Q for the quarter
                                                                      ended September 29, 1996.

              (f)       Certificate P-2 Evidencing Trust Preferred    Incorporated herein by reference from
                        Securities of Wendy's Financing I             Exhibit 4(e) of Form 10-Q for the quarter
                                                                      ended September 29, 1996.

              (g)       Preferred Securities Guarantee Agreement      Incorporated herein by reference from
                        for the benefit of the holders of Trust       Exhibit 4(f) of Form 10-Q for the quarter
                        Preferred Securities of Wendy's Financing I   ended September 29, 1996.

              (h)       5% Convertible Subordinated Debenture         Incorporated herein by reference from
                        of the Company                                Exhibit 4(g) of Form 10-Q for the quarter
                                                                      ended September 29, 1996.

              (i)       Preferred Stock Purchase Rights Agreement     Incorporated herein by reference from
                        between the Company and Morgan                Form 8-A Registration Statement, File
                        Shareholder Services Trust Company            No. 1-8116.

              (j)       Amendment, dated as of December 29,           Incorporated herein by reference from
                        1995, to the Rights Agreement, dated as       Amendment No. 1 to Form 8-A/A
                        of August 10, 1988, between the Company       Registration Statement, File No. 1-8116.
                        and American Stock Transfer and Trust
                        Company, as successor to Morgan
                        Shareholder Services Trust Company

            10(a)       Sample Key Executive Agreement between        Incorporated herein by reference from
                        the Company and Messrs. Thomas and            Exhibit 10(a) of Form 10-K for the year
                        Near. The Employment Term is ten years        ended January 3, 1993.
                        for Mr. Thomas and five years for Mr. Near

              (b)       Sample New Key Executive Agreement            Incorporated herein by reference from
                        between the Company and Messrs.               Exhibit 10(b) of Form 10-K for the year
                        Brownley, Condos, Laudick, Ourant,            ended January 3, 1993.
                        Rath, Reed, Schuessler, Teter, Wright,
                        Mrs. Chesnut and Mrs. McGinnis

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

              (e)       Agreement between the Company                 Incorporated herein by reference from
                        and Mr. Teter                                 Exhibit 10(e) of Form 10-K for the year
                                                                      ended January 1, 1995.

              (f)       Deferred Compensation Agreement               Incorporated herein by reference from
                        between the Company and R. David Thomas       Exhibit 10(a) of Form 10-Q for the quarter
                                                                      ended June 30, 1996.

              (g)       Employment Agreement between The              Incorporated herein by reference from
                        TDL Group Ltd. (a subsidiary of the           Exhibit 10(f) of Form 10-K for the year
                        Company) and Ronald Vaughn Joyce              ended December 31, 1995.

              (h)       Amendment to Employment Agreement             Incorporated herein by reference from
                        between The TDL Group Ltd. (a subsidiary      Exhibit 10 of Form 10-Q for the quarter
                        of the Company) and Ronald Vaughn Joyce       ended March 31, 1996.

              (i)       Senior Executive Earnings                     Incorporated herein by reference from the
                        Maximization Plan                             Company's Definitive Proxy Statement,
                                                                      dated March 11, 1994.

              (j)       Description of Earnings Maximization Plan     Incorporated herein by reference from
                                                                      Exhibit 10(f) of Form 10-K for the year
                                                                      ended January 3, 1993.

              (k)       Description of Management Incentive Plan      Incorporated herein by reference from
                                                                      Exhibit 10(i) of Form 10-K for the year
                                                                      ended December 31, 1995.

              (l)       Supplemental Executive Retirement Plan,       Incorporated herein by reference from
                        as amended                                    Exhibit 10(j) of Form 10-K for the year
                                                                      ended December 31, 1995.

              (m)       1978 Non-Qualified Stock Option Plan,         Incorporated herein by reference from
                        as amended                                    the Company's Definitive Proxy
                                                                      Statement, dated March 11, 1994.

              (n)       1982 Stock Option Plan, as amended            Incorporated herein by reference from
                                                                      the Company's Definitive Proxy
                                                                      Statement, dated March 11, 1994.

              (o)       1984 Stock Option Plan, as amended            Incorporated herein by reference from
                                                                      the Company's Definitive Proxy
                                                                      Statement, dated March 11, 1994.

              (p)       1987 Stock Option Plan, as amended            Incorporated herein by reference from
                                                                      the Company's Definitive Proxy
                                                                      Statement, dated March 11, 1994.

              (q)       1990 Stock Option Plan, as amended            Incorporated herein by reference from
                                                                      the Company's Definitive Proxy
                                                                      Statement, dated March 5, 1997.

              (r)       Wendy's WeShare Stock Option Plan,            Incorporated herein by reference from
                        as amended                                    Exhibit 10(p) of Form 10-K for the year
                                                                      ended December 31, 1995.

              11        Computation of Net Income Per Share           37

              21        Subsidiaries of the Registrant                38

              23        Consent of Coopers & Lybrand L.L.P.           Incorporated by reference to page 32
                                                                      of this Form 10-K.

              24        Powers of Attorney                            39-53

              99        Safe harbor under the Private Securities      54
                        Litigation Reform Act of 1995