Form 10-Q
period 1997-03-30
WENDYS INTERNATIONAL INC
filed 1997-05-09
CIK 105668

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended March 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission File Number 1-8116

                          WENDY'S INTERNATIONAL, INC.
                          ---------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                             31-0785108
            ----                                             ----------
(State or other jurisdiction of                          (I.R.S.  Employer
incorporation or organization)                         Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio     43017-0256
-----------------------------------------------------------     ----------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code                614-764-3100
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

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at May 2, 1997
           -----                            --------------------------
Common shares, $.10 stated value                 131,337,000 shares

Exhibit index on page 12.


                                    1 of 15

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

                                                                      Pages
                                                                      -----
PART I:  Financial Information

         Item 1. Financial Statements:

           Consolidated Statement of Income for the quarters
              ended March 30, 1997 and March 31, 1996                   3

           Consolidated Balance Sheet as of March 30, 1997
              and December 29, 1996                                    4-5

           Consolidated Statement of Cash Flows for the
              quarters ended March 30, 1997 and March 31, 1996          6

           Notes to the Consolidated Financial Statements               7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                           8-10

PART II: Other Information

         Item 6.                                                       10

         Signature                                                     11

         Index to Exhibits                                             12

Exhibit 11 - Computation of Net Income Per Common Share                13

Exhibit 99 - Safe Harbor under the Private Securities Litigation     14-15
             Reform Act of 1995

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                         PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                                               (In thousands, except per share data)

                                                               QUARTER ENDED             QUARTER ENDED
                                                               MARCH 30, 1997           MARCH 31, 1996
                                                               --------------           --------------
REVENUES
    Retail sales.....................................               $386,125                  $348,728
    Franchise revenues...............................                 72,759                    61,155
                                                                    --------                  --------
                                                                     458,884                   409,883
                                                                    --------                  --------
COSTS AND EXPENSES
    Cost of sales....................................                241,819                   219,840
    Company restaurant operating
      costs..........................................                 95,151                    89,605
    Operating costs..................................                 14,030                    12,474
    General and administrative
      expenses.......................................                 38,474                    32,730
    Depreciation and amortization
      of property and equipment......................                 23,854                    21,351
    Other expenses (income)..........................                  3,622                     (470)
    Interest, net....................................                  1,677                     2,720
                                                                    --------                  --------
                                                                     418,627                   378,250
                                                                    --------                  --------

INCOME BEFORE INCOME TAXES...........................                 40,257                    31,633
INCOME TAXES.........................................                 15,620                    12,179
                                                                    --------                  --------
NET INCOME...........................................               $ 24,637                  $ 19,454
                                                                    ========                  ========

PRIMARY EARNINGS PER COMMON SHARE....................                   $.19                      $.16
                                                                        ====                      ====

FULLY DILUTED EARNINGS PER COMMON SHARE..............                   $.19                      $.16
                                                                        ====                      ====

DIVIDENDS PER COMMON SHARE ..........................                   $.06                      $.06
                                                                        ====                      ====

PRIMARY SHARES.......................................                140,055                   123,191
                                                                    ========                  ========

FULLY DILUTED SHARES.................................                140,090                   131,219
                                                                    ========                  ========


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   (In thousands)
                                                     MARCH 30, 1997         DECEMBER 29, 1996
                                                     --------------         -----------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents.............            $  187,323                $  218,956
    Short-term investments................                 4,388                     4,795
    Accounts receivable, net..............                56,801                    53,250
    Notes receivable, net.................                10,411                    11,003
    Deferred income taxes.................                15,188                    15,760
    Inventories and other.................                36,342                    33,199
                                                      ----------                ----------
                                                         310,453                   336,963
                                                      ----------                ----------

PROPERTY AND EQUIPMENT, AT COST...........             1,793,107                 1,749,902
    Accumulated depreciation and
      amortization........................              (553,482)                 (541,958)
                                                      ----------                ----------
                                                       1,239,625                 1,207,944
                                                      ----------                ----------

COST IN EXCESS OF NET ASSETS
    ACQUIRED, NET.........................                50,808                    51,636
DEFERRED INCOME TAXES.....................                12,688                    12,938
OTHER ASSETS..............................               173,933                   171,953
                                                      ----------                ----------
                                                      $1,787,507                $1,781,434
                                                      ==========                ==========


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                            (In thousands)

                                                               MARCH 30, 1997         DECEMBER 29,1996
                                                               --------------         ----------------
                                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts and drafts payable......................            $   74,894              $  108,629
    Accrued expenses:
       Salaries and wages............................                17,519                  24,741
       Taxes.........................................                18,458                  18,502
       Insurance.....................................                29,786                  30,337
       Other.........................................                26,892                  18,874
    Current portion of long-term
       obligations...................................                 6,631                   6,681
                                                                 ----------              ----------
                                                                    174,180                 207,764
                                                                 ----------              ----------
LONG-TERM OBLIGATIONS
    Term debt........................................               197,599                 197,622
    Capital leases...................................                42,442                  44,206
                                                                 ----------              ----------
                                                                    240,041                 241,828
                                                                 ----------              ----------
DEFERRED INCOME TAXES................................                63,792                  62,956
OTHER LONG-TERM LIABILITIES..........................                12,631                  12,114
COMMITMENTS AND CONTINGENCIES
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY WENDY'S FINANCING I, HOLDING
SOLELY WENDY'S CONVERTIBLE DEBENTURES................               200,000                 200,000

SHAREHOLDERS' EQUITY
     Preferred stock,
       Authorized:  250,000 shares
     Common stock, $.10 stated value
       Authorized:  200,000,000 shares
       Issued: 114,995,000 and
       113,148,000 shares, respectively..............                11,500                  11,315
    Capital in excess of stated value................               337,768                 312,570
    Retained earnings................................               756,993                 740,311
    Unrealized loss on investments...................                (1,176)                   (969)
    Translation adjustments..........................                (6,510)                 (4,743)
                                                                 ----------              ----------
                                                                  1,098,575               1,058,484
    Treasury stock at cost: 129,000 shares ..........                (1,712)                 (1,712)
                                                                 ----------              ----------
                                                                  1,096,863               1,056,772
                                                                 ----------              ----------
                                                                 $1,787,507              $1,781,434
                                                                 ==========              ==========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                           (In thousands)
                                                               QUARTER ENDED               QUARTER ENDED
                                                               MARCH 30, 1997              MARCH 31, 1996
                                                               --------------              --------------
NET CASH PROVIDED BY OPERATING
    ACTIVITIES.......................................              $ 42,761                    $ 20,922
                                                                  ---------                    --------
CASH FLOW FROM INVESTING ACTIVITIES
    Proceeds from asset dispositions.................                 6,993                      13,308
    Capital expenditures.............................               (88,330)                    (61,018)
    Acquisition of franchises........................                  (307)                    (17,755)
    Other investing activities.......................                (1,289)                        487
                                                                  ---------                    --------
      Net cash from investing activities.............               (82,933)                    (64,978)
                                                                  ---------                    --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock...........                17,944                       1,448
    Principal payments on long-term
      obligations....................................                (1,528)                    (24,780)
    Dividends paid on common shares..................                (7,877)                     (7,466)
    Payment due officer, net.........................                     -                     (33,244)
                                                                  ---------                    --------
      Net cash from financing activities.............                 8,539                     (64,042)
                                                                  ---------                    --------
DECREASE IN CASH AND CASH
    EQUIVALENTS......................................              (31,633)                    (108,098)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
      PERIOD.........................................               218,956                     206,127
                                                                  ---------                    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........             $ 187,323                    $ 98,029
                                                                  =========                    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
    Interest paid....................................               $ 3,740                     $ 1,674
    Interest received................................                 5,591                       3,612
    Income taxes paid................................                 2,400                       4,909
    Debt converted to common stock...................                    -                        3,826
    Acquisition of franchises:

    Fair value of assets acquired, net...............                   307                      17,755
    Cash paid........................................                   307                      17,755
    Liabilities assumed..............................                    -                           -

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1. MANAGEMENT'S STATEMENT

     In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Wendy's International, Inc. and Subsidiaries (the company) at March 30, 1997 and December 29, 1996 and the results of operations and cash flows for the quarters ended March 30, 1997 and March 31, 1996. The Notes to the Consolidated Financial Statements which are contained in the 1996 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

NOTE 2. ACQUISITIONS AND DISPOSITIONS

     In the first quarter of 1997 and 1996, 36 restaurants were franchised for a net pretax gain of $6.7 million and 11 restaurants for a net pretax gain of $4.2 million, respectively.

     In the first quarter of 1997 and 1996, the company acquired 31 Rax restaurants in Ohio and West Virginia and 40 Roy Rogers restaurants in New York and New Jersey, respectively, for conversion to Wendy's restaurants. The purchase price was $8.9 million for Rax and $17.8 million for Roy Rogers.

NOTE 3. BASIC AND DILUTED EARNINGS PER SHARE

     Financial Accounting Standard No. 128 (FAS 128) "Earnings per Share", becomes effective for periods ending after December 15, 1997, which for Wendy's will be the fourth quarter. FAS 128 requires the calculation of earnings per share (EPS) under two methods, basic and diluted. Basic EPS is calculated as income available to common shareholders divided by the weighted-average common shares outstanding. Diluted EPS is calculated giving effect to all dilutive potential common shares, such as options and various convertible securities. Once adopted, FAS 128 requires restatement of EPS for all periods presented. The following pro forma information presents the first quarter of 1997 and 1996 EPS calculated in accordance with FAS 128. In the first quarter there is no difference between the pro forma EPS and the currently reported EPS shown on the Consolidated Statement of Income.

                                                             (In thousands, except per share data)

                                                           Quarter Ended             Quarter Ended
                                                           March 30, 1997            March 31, 1996
                                                           --------------            --------------
Income available to common shareholders                          $24,637                   $19,454

Number of shares for computation
  of basic EPS                                                   130,848                   120,431
Pro forma basic EPS                                                 $.19                      $.16
                                                                    ====                      ====
Income for computation of
  diluted EPS                                                    $26,189                   $20,468
Number of shares for computation of
  diluted EPS                                                    140,055                   131,217

Pro forma diluted EPS                                               $.19                      $.16
                                                                    ====                      ====

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                             RESULTS OF OPERATIONS

Net income increased 27% to $24.6 million in the first quarter of 1997, compared to $19.5 million in the first quarter of 1996. Fully diluted earnings per common share increased 19% to $.19 in 1997 versus $.16 in 1996.

RETAIL SALES

Total retail sales increased 10.7% for the first quarter of 1997 compared to the first quarter of 1996. This was primarily the result of an increase in Wendy's domestic average net sales of 9.1%. Sales also increased in Wendy's international operations and in Hortons' Canadian and domestic operations. In the prior year, domestic average sales decreased 4.0% as a result of severe winter weather conditions throughout the first quarter. Selling prices increased 1.6% in the first quarter of 1997.

Average net sales per domestic Wendy's restaurant for the quarters ended March 30, 1997 and March 31, 1996, were as follows:

                                          First Quarter                %
                                       1997           1996          Increase
                                       ----           ----          --------
            Company..............    $258,350       $236,850           9.1
            Franchise............     234,500        221,850           5.7
            Total Domestic.......     241,000        226,100           6.6

The number of systemwide restaurants open as of March 30, 1997 and March 31, 1996 was as follows:

                                              1997                    1996
                                              ----                    ----
Company...............................        1,297                  1,318
Franchise.............................        3,695                  3,400
                                              -----                  -----
Total Wendy's.........................        4,992                  4,718
                                              =====                  =====
Total  Hortons .......................        1,421                  1,238
                                              =====                  =====


COST OF SALES AND RESTAURANT OPERATING COSTS

The domestic company operating margin increased in the first quarter 1997 to 13.0% versus 11.1% for 1996. Wendy's domestic restaurant operating costs were lower, as a percent of retail sales, in the first quarter 1997 versus 1996 reflecting reduced local and coupon marketing expenditures, higher average domestic sales and favorable insurance expenses. Domestic Wendy's cost of sales improved as a percent of sales reflecting the leverage benefit on labor of significantly higher average sales as well as improved food cost.

FRANCHISE REVENUES

Royalties before reserve provisions increased $4.4 million in the first quarter 1997 compared with 1996. This was primarily a result of an increase in franchise restaurants open and a 5.7% increase in average sales of domestic Wendy's franchise restaurants. Reserves of $521,000 were provided against royalties in the first quarter 1997 while no reserves were provided in the first quarter 1996. Gains from franchising Wendy's restaurants increased $2.5 million and rental income from properties leased to franchisees increased $3.7 million.

OTHER EXPENSES (INCOME)

During the first quarter 1997, charges of $1.5 million were made for an arbitration decision relating to international operations, $1.2 million for store closures and $1.2 million in asset write-offs related to restaurant remodeling and conversion activity.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the first quarter of 1997 were 8.4% of total revenues versus 8.0% in 1996. The increase in expense reflected lower provisions for performance based management bonuses in 1996.

                              FINANCIAL CONDITION

The company's financial condition remains solid at the end of the first quarter of 1997. The debt to equity and debt to total capitalization ratios were 22% and 18%, respectively, at March 30, 1997. Cash provided by operating activities increased from $21 million in 1996 to $43 million in 1997. Capital expenditures amounted to $88 million for 1997 compared to $61 million for 1996 reflecting increased restaurant development.

                                    OUTLOOK

The company continues to employ its strategies as outlined in the company's 1996 Annual Report. As was expected, competition in the quick-service restaurant industry has been intense and will remain so in the foreseeable future. Emphasis continues to be on solid restaurant operations, new products, effective marketing, new restaurant development, and the overall financial health of the entire system. The company believes that its success depends on providing quality products and everyday value, not in discounting products. The company anticipates that approximately 750 new Wendy's and Tim Hortons restaurants will be opened or under construction systemwide (both company and franchise) during 1997. During the first quarter 1997 there were 128 new restaurants opened with another 156 under construction. Cash flow from operations, cash and investments on hand, existing revolving credit agreements and possible asset sales should adequately provide for projected cash requirements. If additional cash is needed for future acquisitions of restaurants from franchisees, or for other corporate purposes, the company believes it would be able to obtain additional cash through potential bank borrowing or the issuance of securities.

                             SAFE HARBOR STATEMENT

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the quick-service restaurant industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing heavy price discounting; changes in economic conditions; consumer perceptions of food safety; harsh weather, particularly in the first and fourth quarters; changes in consumer tastes; labor and benefit costs; legal claims; risks inherent to international development; the continued ability of the company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; and other factors set forth in
Exhibit 99 attached hereto.

                           PART II: OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a) Index to Exhibits on Page 12.

(b) No report on Form 8-K was filed during the quarter ended March 30, 1997.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WENDY'S INTERNATIONAL, INC.
                                                    (Registrant)

Date:      5/9/97                          /s/ Frederick R. Reed
         ---------                         ---------------------------
                                           Frederick R. Reed
                                           Chief Financial Officer, General
                                           Counsel and Secretary

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS

   Exhibit
    Number                  Description                          Page No.
    ------                  -----------                          --------
      11             Computation of Net Income                      13
                         Per Common Share

      99                 Safe Harbor Under                        14-15
                      the Private Securities
                   Litigation Reform Act of 1995