Form 10-Q
period 1997-06-29
WENDYS INTERNATIONAL INC
filed 1997-08-11
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 29, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    ----------

Commission File Number 1-8116

                           WENDY'S INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

             Ohio                                               31-0785108
(State or other jurisdiction of                             (I.R.S.  Employer
incorporation or organization)                            Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio  43017-0256
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code          614-764-3100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X  NO    .
                                       ---    ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                    Outstanding at August 1, 1997
                   -----                    -----------------------------
Common shares, $.10 stated value                 131,704,000 shares

Exhibit index on page 15.

                                    1 of 19

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                Pages
                                                                                -----
PART I:    Financial Information

    Item 1.  Financial Statements:

        Consolidated Statement of Income for the quarters and year-to-date
           periods ended June 29, 1997 and June 30, 1996                        3 - 4

        Consolidated Balance Sheet as of June 29, 1997
           and December 29, 1996                                                5 - 6

        Consolidated Statement of Cash Flows for the year-to-date
           periods ended June 29, 1997 and June 30, 1996                          7

        Notes to the Consolidated Financial Statements                            8

    Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                        9 - 11

PART II:   Other Information

    Item 1.                                                                      12

    Item 4.                                                                      13

    Item 6.                                                                      13

    Signature                                                                    14

    Index to Exhibits                                                            15

Exhibit 11 - Computation of Net Income Per Common Share                        16 - 17

Exhibit 99 - Safe Harbor under the Private Securities Litigation               18 - 19
             Reform Act of 1995

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                    (In thousands, except per share data)
                                                    QUARTER ENDED            QUARTER ENDED
                                                    JUNE 29, 1997            JUNE 30, 1996
                                                    -------------            -------------
REVENUES
   Retail sales ...............................        $437,374                $ 400,775
   Franchise revenues .........................         102,841                   91,136
                                                       --------                ---------
                                                        540,215                  491,911
                                                       --------                ---------
COSTS AND EXPENSES
   Cost of sales ..............................         267,283                  249,104
   Company restaurant operating
     costs ....................................          98,244                   94,612
   Operating costs ............................          14,870                   12,258
   General and administrative
     expenses .................................          38,892                   32,089
   Depreciation and amortization
     of property and equipment ................          24,086                   22,277
   Other expenses (income) ....................           1,355                     (144)
   Interest, net ..............................           1,256                    1,546
                                                       --------                ---------
                                                        445,986                  411,742
                                                       --------                ---------

INCOME BEFORE INCOME TAXES ....................          94,229                   80,169
INCOME TAXES ..................................          37,233                   30,865
                                                       --------                ---------
NET INCOME ....................................        $ 56,996                $  49,304
                                                       ========                =========

PRIMARY EARNINGS PER COMMON SHARE .............        $    .42                $     .38
                                                       ========                =========

FULLY DILUTED EARNINGS PER COMMON SHARE .......        $    .42                $     .38
                                                       ========                =========

DIVIDENDS PER COMMON SHARE ....................        $    .06                $     .06
                                                       ========                =========

PRIMARY SHARES ................................         140,636                  129,548
                                                       ========                =========

FULLY DILUTED SHARES ..........................         140,706                  131,109
                                                       ========                =========


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                     (In thousands, except per share data)
                                                      YEAR-TO-DATE            YEAR-TO-DATE
                                                     JUNE 29, 1997           JUNE 30, 1996
                                                     -------------           -------------
REVENUES
  Retail sales .................................       $823,499                $ 749,503
  Franchise revenues ...........................        175,600                  152,291
                                                       --------                ---------
                                                        999,099                  901,794
                                                       --------                ---------
COSTS AND EXPENSES
  Cost of sales ................................        509,102                  468,944
  Company restaurant operating
    costs ......................................        193,395                  184,217
  Operating costs ..............................         28,900                   24,732
  General and administrative
    expenses ...................................         77,366                   64,819
  Depreciation and amortization
    of property and equipment ..................         47,940                   43,628
  Other expenses (income) ......................          4,977                     (614)
  Interest, net ................................          2,933                    4,266
                                                       --------                ---------
                                                        864,613                  789,992
                                                       --------                ---------

INCOME BEFORE INCOME TAXES .....................        134,486                  111,802
INCOME TAXES ...................................         52,853                   43,044
                                                       --------                ---------
NET INCOME .....................................       $ 81,633                $  68,758
                                                       ========                =========

PRIMARY EARNINGS PER COMMON SHARE ..............       $    .60                $     .54
                                                       ========                =========

FULLY DILUTED EARNINGS PER COMMON SHARE ........       $    .60                $     .53
                                                       ========                =========

DIVIDENDS PER COMMON SHARE .....................       $    .12                $     .12
                                                       ========                =========

PRIMARY SHARES .................................        140,345                  126,370
                                                       ========                =========

FULLY DILUTED SHARES ...........................        140,398                  131,188
                                                       ========                =========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                       (In thousands)
                                              JUNE 29, 1997      DECEMBER 29, 1996
                                              -------------      -----------------
                                               (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents ...........      $   250,667          $   218,956
    Short-term investments ..............            4,749                4,795
    Accounts receivable, net ............           65,477               53,250
    Notes receivable, net ...............           10,931               11,003
    Deferred income taxes ...............           14,652               15,760
    Inventories and other ...............           36,118               33,199
                                               -----------          -----------
                                                   382,594              336,963
                                               -----------          -----------

PROPERTY AND EQUIPMENT, AT COST .........        1,793,890            1,749,902
    Accumulated depreciation and
      amortization ......................         (549,294)            (541,958)
                                               -----------          -----------
                                                 1,244,596            1,207,944
                                               -----------          -----------

COST IN EXCESS OF NET ASSETS
    ACQUIRED, NET .......................           50,118               51,636
DEFERRED INCOME TAXES ...................           12,487               12,938
OTHER ASSETS ............................          177,588              171,953
                                               -----------          -----------
                                               $ 1,867,383          $ 1,781,434
                                               ===========          ===========


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                          (In thousands)
                                                 JUNE 29, 1997     DECEMBER 29, 1996
                                                 -------------     -----------------
                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts and drafts payable ...............     $    76,087         $   108,629
  Accrued expenses:
        Salaries and wages ..................          21,274              24,741
        Taxes ...............................          21,471              18,502
        Insurance ...........................          30,177              30,337
        Other ...............................          24,729              20,146
  Income taxes ..............................          18,174              (1,272)
  Current portion of long-term
        obligations .........................           6,662               6,681
                                                  -----------         -----------
                                                      198,574             207,764
                                                  -----------         -----------
LONG-TERM OBLIGATIONS
  Term debt .................................         197,617             197,622
  Capital leases ............................          42,353              44,206
                                                  -----------         -----------
                                                      239,970             241,828
                                                  -----------         -----------
DEFERRED INCOME TAXES .......................          64,967              62,956
OTHER LONG-TERM LIABILITIES .................          11,999              12,114

COMMITMENTS AND CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
PREFERRED SECURITIES OF SUBSIDIARY WENDY'S
FINANCING I, HOLDING SOLELY WENDY'S
CONVERTIBLE DEBENTURES ......................         200,000             200,000

SHAREHOLDERS' EQUITY
  Preferred stock,
      Authorized:  250,000 shares
  Common stock, $.10 stated value
      Authorized:  200,000,000 shares
      Issued: 115,346,000 and
      113,148,000 shares, respectively ......          11,535              11,315
  Capital in excess of stated value .........         343,105             312,570
  Retained earnings .........................         806,000             740,311
  Unrealized loss on investments ............            (976)               (969)
  Translation adjustments ...................          (6,079)             (4,743)
                                                  -----------         -----------
                                                    1,153,585           1,058,484
  Treasury stock at cost: 129,000 shares               (1,712)             (1,712)
                                                  -----------         -----------
                                                    1,151,873           1,056,772
                                                  -----------         -----------
                                                  $ 1,867,383         $ 1,781,434
                                                  ===========         ===========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                             (In thousands)
                                                     YEAR-TO-DATE      YEAR-TO-DATE
                                                    JUNE 29, 1997     JUNE 30, 1996
                                                    -------------     -------------
NET CASH PROVIDED BY OPERATING
    ACTIVITIES ..................................     $ 121,283         $  85,850
                                                      ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from asset dispositions ............        55,334            52,744
    Capital expenditures ........................      (144,313)         (131,633)
    Acquisition of franchises ...................          (307)          (31,505)
    Other investing activities ..................        (3,778)              232
                                                      ---------         ---------
      Net cash used in investing activities .....       (93,064)         (110,162)
                                                      ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock ......        22,068             3,319
    Principal payments on long-term
      obligations ...............................        (2,819)          (26,317)
    Dividends paid on common stock ..............       (15,757)          (15,433)
    Payment due officer, net ....................          --             (63,221)
                                                      ---------         ---------
      Net cash provided by (used in) financing
        activities ..............................         3,492          (101,652)
                                                      ---------         ---------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS .................................        31,711          (125,964)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
      PERIOD ....................................       218,956           206,127
                                                      ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......     $ 250,667         $  80,163
                                                      =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
    Interest paid ...............................     $  14,023         $  17,318
    Interest received ...........................        11,340             6,747
    Income taxes paid ...........................        20,394            12,171
    Debt converted to common stock ..............          --              99,915
    Capital lease obligations incurred ..........         1,251              --
    Acquisition of franchises:
    Fair value of assets acquired, net ..........           307            31,505
    Cash paid ...................................           307            31,505
    Liabilities assumed .........................          --                --


The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.       MANAGEMENT'S STATEMENT

     In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Wendy's International, Inc. and Subsidiaries (the company) at June 29, 1997 and December 29, 1996 and the results of operations for the quarters and year-to-date periods ended June 29, 1997 and June 30, 1996 and cash flows for the year-to-date periods ended June 29, 1997 and June 30, 1996. The Notes to the Consolidated Financial Statements which are contained in the 1996 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

NOTE 2.       ACQUISITIONS AND DISPOSITIONS

     In the first quarter of 1997 and 1996, 36 restaurants were franchised for a net pretax gain of $6.7 million and 11 restaurants for a net pretax gain of $4.2 million, respectively.

     In the second quarter of 1997 and 1996, 81 Wendy's restaurants were franchised for a net pretax gain of $26.4 million and 64 restaurants for a net pretax gain of $25.0 million, respectively.

     In the first quarter of 1997 and 1996, the company acquired 31 Rax restaurants in Ohio and West Virginia and 40 Roy Rogers restaurants in New York and New Jersey, respectively, for conversion to Wendy's and Hortons restaurants. The purchase price was $8.9 million for Rax and $17.8 million for Roy Rogers.

NOTE 3.  BASIC AND DILUTED EARNINGS PER SHARE

     Financial Accounting Standard No. 128 (FAS 128) "Earnings per Share", becomes effective for periods ending after December 15, 1997, which for Wendy's will be the fourth quarter 1997. FAS 128 requires the calculation of earnings per share (EPS) under two methods; basic and diluted. Basic EPS is calculated as income available to common shareholders divided by the weighted-average common shares outstanding. Diluted EPS is calculated giving effect to all dilutive potential common shares, such as options and various convertible securities. Once adopted, FAS 128 requires restatement of EPS for all periods presented. Under FAS 128 the pro forma basic EPS would have been $.43 and $.39 for the second quarter of 1997 and 1996, respectively, and $.62 and $.56 for the year-to-date 1997 and 1996, respectively. Pro forma diluted EPS would have been $.42 and $.38 for the second quarter of 1997 and 1996, respectively, and $.60 and $.53 for the year-to-date 1997 and 1996, respectively.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS

Net income increased 16% to $57.0 million in the second quarter of 1997, compared with $49.3 million in the second quarter of 1996. Fully diluted earnings per common share increased 11% to $.42 in 1997 versus $.38 in 1996. The year-to-date comparison showed an increase of 19% in net income, increasing to $81.6 million in 1997 from $68.8 million in 1996. Fully diluted earnings per common share increased to $.60 in 1997 from $.53 in 1996, a 13% increase.

RETAIL SALES

Total retail sales increased 9.1% for the second quarter of 1997 compared with the second quarter of 1996. This was primarily the result of an increase in Wendy's domestic average net sales of 10.3%. Year-to-date retail sales increased $74.0 million in 1997 compared with 1996 reflecting an increase in Wendy's domestic average net sales of 9.6%. Sales also increased in Wendy's Canadian operations and in Hortons' Canadian and U.S. operations. Domestic selling prices increased 1.5% in the second quarter of 1997, and 1.6% in the first half of 1997.

Average net sales per domestic Wendy's restaurant for the quarters and year-to-date periods ended June 29, 1997 and June 30, 1996, were as follows:

                               Second Quarter             %              Year-to-Date              %
                            1997           1996       Increase        1997          1996       Increase
                          --------       --------     --------      --------      --------     --------
Company ..............    $292,150       $264,950       10.3        $550,200      $502,000        9.6
Franchise ............     270,300        248,700        8.7         505,150       470,700        7.3
Total Domestic .......     276,100        253,350        9.0         517,250       479,600        7.9


The number of systemwide restaurants open as of June 29, 1997 and June 30, 1996 was as follows:

                                                     1997                   1996
                                                    -----                  -----
Company ......................................      1,242                  1,321
Franchise ....................................      3,809                  3,457
                                                    -----                  -----
Total Wendy's ................................      5,051                  4,778
                                                    =====                  =====

Total Hortons ................................      1,442                  1,277
                                                    =====                  =====


COST OF SALES AND RESTAURANT OPERATING COSTS

The domestic Wendy's company operating margin increased in the second quarter 1997 to 17.2% versus 14.5% for 1996. The operating margin improved to 15.2% for the year-to-date 1997 compared with 12.9% in 1996. Wendy's domestic restaurant operating costs were lower, as a percent of retail sales, in the second quarter and year-to-date periods 1997 versus 1996 reflecting reduced local and coupon marketing expenditures, and the leveraging of higher average domestic sales and particularly in the second quarter, favorable utility expenses. Domestic Wendy's cost of sales improved in the second quarter and year-to-date period as a percent of sales reflecting the leverage benefit on labor of higher average sales as well as improved food cost.

FRANCHISE REVENUES

Royalties before reserve provisions increased $6.5 million and $10.9 million in the second quarter and year-to-date period 1997, respectively, compared with 1996. This was primarily a result of an increase in franchise restaurants open and a 8.7% and 7.3% increase for the second quarter and year-to-date period, respectively, in average sales of domestic Wendy's franchise restaurants. Reserves of $513,000 were provided against royalties in the second quarter 1997 and reserves of $1.0 million were provided for the year-to-date period. No royalty reserves were provided in 1996.

Gains from franchising Wendy's restaurants increased $1.4 million and rental income from properties leased to franchisees increased $5.4 million in the second quarter 1997 compared with 1996. The year-to-date comparison reflected an increase of $3.9 million in gains from franchising Wendy's restaurants and an increase in rental income of $9.1 million. In the second quarter of 1996, a gain of $1.8 million was realized from the disposition of rental properties compared to $.3 million in 1997.

OTHER EXPENSES (INCOME)

During the first half of 1997, charges of $1.5 million were made for an arbitration decision relating to international operations, $2.9 million for store closures and conversion activity and an increase of $.7 million in asset write-offs related to restaurant remodeling. The second quarter of 1997 reflected a $1.0 million charge for store closures and a $.5 million charge for store conversion write-offs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the second quarter of 1997 were 7.2% of total revenues versus 6.5% in 1996. For the year-to-date 1997 general and administrative expenses were 7.7% versus 7.2% in 1996. The increase reflects lower provisions for performance-based management bonuses in 1996.

INCOME TAXES

The effective income tax rate increased 1.0% in the second quarter 1997 compared with 1996 and increased .8% in the year-to-date comparison due to increased Canadian income and lower than expected income from other foreign operations.

                               FINANCIAL CONDITION

The company's financial condition remains solid at the end of the second quarter of 1997. The debt to equity and debt to total capitalization ratios were 21% and 17%, respectively, at June 29, 1997. Cash provided by operating activities increased from $86 million in 1996 to $121 million in 1997. Capital expenditures amounted to $144 million for 1997 compared with $132 million for 1996 reflecting increased restaurant development.

                                     OUTLOOK

The company continues to employ its strategies as outlined in the company's 1996 Annual Report. As was expected, competition in the quick-service restaurant industry has been intense and will remain so in the foreseeable future. Emphasis continues to be on solid restaurant operations, new products, effective marketing, new restaurant development, and the overall financial health of the entire system. The company believes that its success depends on providing quality products and everyday value, not in discounting products. The company anticipates that up to 725 new Wendy's and Tim Hortons restaurants will be opened or under construction systemwide (both company and franchise) during 1997. During the first half of 1997 there were 241 new restaurants opened with another 159 under construction. Cash flow from operations, cash and investments on hand, existing revolving credit agreements and possible asset sales should adequately provide for projected cash requirements. If additional cash is needed for future acquisitions of restaurants from franchisees, or for other corporate purposes, the company believes it would be able to obtain additional cash through potential bank borrowing or the issuance of securities.

In June 1997, Financial Accounting Standards Number 130 - "Reporting Comprehensive Income" was issued. This statement requires the reporting of comprehensive income and its components in a full set of general-purpose financial statements. Additionally in June 1997, Financial Accounting Standard Number 131 - "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement provides information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. Both statements are effective for the year ended December 31, 1998. The company is in the process of evaluating the impact of these statements.




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

                           PART II: OTHER INFORMATION


Item 1.    Legal Proceedings.

On June 9, 1997, Arthur L. Wilson, individually and purportedly on behalf of a putative class of other persons similarly situated, filed a complaint against the Company in the U.S. District Court for the Southern District of Mississippi. The complaint alleges that the Company has engaged in racial discrimination in violation of Title VII and 42 U.S.C. Section 1981. The plaintiff seeks judgment in an undetermined amount against the Company for punitive and compensatory damages (including benefits) as well as injunctive and equitable relief. The Company intends to defend the action vigorously, and believes that it has meritorious defenses to the claims sought to be asserted and that the resolution of the action will not materially affect the Company's results of operations, liquidity or financial condition.

                           PART II: OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of the company's shareholders was held on April 29, 1997.

(b) The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director.


       Director                           For                         Withheld
       --------                           ---                         --------
Fielden B. Nutter, Sr.                112,154,572                     676,069
James V. Pickett                      112,162,905                     667,738
Thomas F. Keller                      112,162,596                     668,045
Ronald V. Joyce                       112,159,270                     671,372
Andrew G. McCaughey                   112,154,831                     675,811


The following directors did not stand for reelection at the meeting (the year in which each director's term expires is indicated in parenthesis):
R. David Thomas (1998), John K.Casey (1998), Ernest S.Heyeck (1998), Janet Hill
(1998), True H. Knowles (1998), Thekla R. Shackelford (1999), Ronald E. Musick
(1999), W. Clay Hamner (1999), Gordon F. Teter (1999), and Frederick R. Reed
(1999).

(c) The following table sets forth a brief description of each other matter voted on at the Annual Meeting and the number of votes cast for, against or abstaining from, as well as broker nonvotes on, each matter.

                                             For          Against         Abstain      Broker Nonvotes
                                             ---          -------         -------      ---------------
Ratify Coopers & Lybrand L.L.P.
  as independent public accountants
  of the company                         111,994,700        224,638        611,299           None

Approve amendments to the
  company's 1990 Stock Option Plan       100,434,987     10,539,579      1,856,071           None

Shareholder Proposal regarding
  smoking                                 15,326,825     75,954,218      6,248,469        15,301,131


Item 6.  Exhibits and Reports on Form 8-K.

(a) Index to Exhibits on Page 15.

(b) No report on Form 8-K was filed during the quarter ended June 29, 1997.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WENDY'S INTERNATIONAL, INC.
                                   ---------------------------
                                         (Registrant)



Date:   8/11/97                    /s/ Frederick R. Reed
      -----------                  --------------------------------
                                   Frederick R. Reed
                                   Chief Financial Officer, General
                                   Counsel and Secretary

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS



    Exhibit
     Number                      Description                          Page No.
    -------                      -----------                          --------
       11                 Computation of Net Income                    16-17
                              Per Common Share

       99                     Safe Harbor Under                        18-19
                           the Private Securities
                        Litigation Reform Act of 1995