Form 10-Q
period 1997-09-28
WENDYS INTERNATIONAL INC
filed 1997-11-10
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended SEPTEMBER 28, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from ______ to ____________

Commission File Number 1-8116
                      ---------

                           WENDY'S INTERNATIONAL, INC.
---------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

          OHIO                                            31-0785108
-----------------------------------                  -----------------------
(State or other jurisdiction of                        (I.R.S.  Employer
incorporation or organization)                       Identification Number)

P.O. BOX 256, 4288 WEST DUBLIN-GRANVILLE ROAD, DUBLIN, OHIO     43017-0256
-----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code              614-764-3100
                                                           ---------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO    .
                                      ----   ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                              OUTSTANDING AT OCTOBER 31, 1997
-----------------------------------          ---------------------------------
Common shares, $.10 stated value                 132,166,000 shares

Exhibit index on page 14.

                                    1 of 18

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                             PAGES
                                                                                             ------
PART I:       Financial Information

       Item 1.     Financial Statements:

           Consolidated Statement of Income for the quarters and year-to-date
              periods ended September 28, 1997 and September 29, 1996                         3 - 4

           Consolidated Balance Sheet as of September 28, 1997
              and December 29, 1996                                                           5 - 6

           Consolidated Statement of Cash Flows for the year-to-date
              periods ended September 28, 1997 and September 29, 1996                           7

            Notes to the Consolidated Financial Statements                                      8

       Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                                           9 - 11

PART II:      Other Information

       Item 6.                                                                                 12

       Signature                                                                               13

       Index to Exhibits                                                                       14

Exhibit 11 - Computation of Net Income Per Common Share                                      15 - 16

Exhibit 99 - Safe Harbor under the Private Securities Litigation                             17 - 18
                  Reform Act of 1995

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                               (In thousands, except per share data)
                                                               QUARTER ENDED             QUARTER ENDED
                                                             SEPTEMBER 28, 1997       SEPTEMBER 29, 1996
                                                             -------------------     -------------------
REVENUES
    Retail sales.....................................               $425,186                  $420,580
    Franchise revenues...............................                100,315                    85,995
                                                                    --------                   -------
                                                                     525,501                   506,575
                                                                    --------                  --------
COSTS AND EXPENSES
    Cost of sales....................................                263,654                   259,746
    Company restaurant operating
      costs..........................................                100,457                    99,953
    Operating costs..................................                 14,602                    14,672
    General and administrative
      expenses.......................................                 39,566                    31,929
    Depreciation and amortization
      of property and equipment......................                 23,666                    22,475
    Other expenses...................................                    906                       545
    Interest, net....................................                    593                       928
                                                                    --------                  --------
                                                                     443,444                   430,248
                                                                    --------                  --------

INCOME BEFORE INCOME TAXES...........................                 82,057                    76,327
INCOME TAXES.........................................                 29,089                    29,386
                                                                     -------                   -------
NET INCOME...........................................               $ 52,968                  $ 46,941
                                                                    ========                  ========

PRIMARY EARNINGS PER COMMON SHARE....................                   $.39                      $.36
                                                                        ====                      ====

FULLY DILUTED EARNINGS PER COMMON SHARE...                              $.39                      $.36
                                                                        ====                      ====

DIVIDENDS PER COMMON SHARE ..........................                   $.06                      $.06
                                                                        ====                      ====

PRIMARY SHARES.......................................                141,191                   132,333
                                                                     =======                   =======

FULLY DILUTED SHARES.................................                141,214                   132,554
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

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                               (In thousands, except per share data)
                                                                YEAR-TO-DATE              YEAR-TO-DATE
                                                             SEPTEMBER 28, 1997       SEPTEMBER 29, 1996
                                                             -------------------     --------------------
REVENUES
    Retail sales.....................................             $1,248,685                $1,170,083
    Franchise revenues...............................                275,915                   238,286
                                                                  ----------                ----------
                                                                   1,524,600                 1,408,369
                                                                  ----------                ----------
COSTS AND EXPENSES
    Cost of sales....................................                772,756                   728,690
    Company restaurant operating
      costs..........................................                293,852                   284,170
    Operating costs..................................                 43,502                    39,404
    General and administrative
      expenses.......................................                116,932                    96,748
    Depreciation and amortization
      of property and equipment......................                 71,606                    66,103
    Other expenses (income)..........................                  5,883                      (69)
    Interest, net....................................                  3,526                     5,194
                                                                  ----------                ----------
                                                                   1,308,057                 1,220,240
                                                                  ----------                ----------

INCOME BEFORE INCOME TAXES...........................                216,543                   188,129
INCOME TAXES.........................................                 81,942                    72,430
                                                                  ----------                ----------
NET INCOME...........................................             $  134,601                $  115,699
                                                                  ==========                ==========

PRIMARY EARNINGS PER COMMON SHARE....................                   $.99                      $.90
                                                                        ====                      ====

FULLY DILUTED EARNINGS PER COMMON SHARE...                              $.99                      $.89
                                                                        ====                      ====

DIVIDENDS PER COMMON SHARE ..........................                   $.18                      $.18
                                                                        ====                      ====

PRIMARY SHARES.......................................                140,627                   128,358
                                                                     =======                   =======

FULLY DILUTED SHARES.................................                140,670                   131,643
                                                                     =======                   =======



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   (In thousands)
                                                   SEPTEMBER 28, 1997       DECEMBER 29, 1996
                                                   ------------------       -----------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents.............             $ 226,392                      $ 218,956
    Short-term investments................                 4,488                          4,795
    Accounts receivable, net..............                65,204                         53,250
    Notes receivable, net.................                12,563                         11,003
    Deferred income taxes.................                14,227                         15,760
    Inventories and other.................                39,238                         33,199
                                                      ----------                     ----------
                                                         362,112                        336,963
                                                      ----------                     ----------

PROPERTY AND EQUIPMENT, AT COST...........             1,827,292                      1,749,902
    Accumulated depreciation and
      amortization........................              (552,455)                      (541,958)
                                                      ----------                     ----------
                                                       1,274,837                      1,207,944
                                                      ----------                     ----------

COST IN EXCESS OF NET ASSETS
    ACQUIRED, NET.........................                54,068                         51,636
DEFERRED INCOME TAXES.....................                12,473                         12,938
OTHER ASSETS..............................               210,508                        171,953
                                                      ----------                     ----------
                                                      $1,913,998                     $1,781,434
                                                      ==========                     ==========



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                            (In thousands)
                                                             SEPTEMBER 28, 1997          DECEMBER 29, 1996
                                                             ------------------          -----------------
                                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts and drafts payable......................              $ 62,048                     $ 108,629
    Accrued expenses:
       Salaries and wages............................                25,822                        24,741
       Taxes.........................................                21,552                        18,502
       Insurance.....................................                30,287                        30,337
       Other.........................................                26,612                        20,146
    Income taxes.....................................                 9,554                       (1,272)
    Current portion of long-term
       obligations...................................                 7,116                         6,681
                                                                  ----------                   ----------
                                                                    182,991                       207,764
                                                                  ----------                   ----------
LONG-TERM OBLIGATIONS
    Term debt........................................               206,024                       197,622
    Capital leases...................................                41,613                        44,206
                                                                  ----------                   ----------
                                                                    247,637                       241,828
                                                                  ----------                   ----------

DEFERRED INCOME TAXES................................                65,977                        62,956
OTHER LONG-TERM LIABILITIES..........................                13,196                        12,114
COMMITMENTS AND CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY WENDY'S FINANCING I, HOLDING
SOLELY WENDY'S CONVERTIBLE DEBENTURES................
                                                                    200,000                       200,000

SHAREHOLDERS' EQUITY
    Preferred stock,
      Authorized:  250,000 shares
    Common stock, $.10 stated value
      Authorized:  200,000,000 shares
      Issued: 115,803,000 and
      113,148,000 shares, respectively...............                 11,580                       11,315
    Capital in excess of stated value................                350,987                      312,570
    Retained earnings................................                850,969                      740,311
    Unrealized loss on investments...................                 (1,121)                        (969)
    Translation adjustments..........................                 (6,506)                      (4,743)
                                                                  ----------                   ----------
                                                                   1,205,909                    1,058,484
    Treasury stock at cost: 129,000 shares                            (1,712)                      (1,712)
                                                                  ----------                   ----------
                                                                   1,204,197                    1,056,772
                                                                  ----------                   ----------
                                                                  $1,913,998                   $1,781,434
                                                                  ==========                   ==========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           (In thousands)
                                                                YEAR-TO-DATE               YEAR-TO-DATE
                                                             SEPTEMBER 28, 1997         SEPTEMBER 29, 1996
                                                             ------------------         -------------------
NET CASH PROVIDED BY OPERATING
    ACTIVITIES.......................................             $ 168,293                   $ 136,764
                                                                  ---------                   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from asset dispositions.................                69,581                      76,091
    Capital expenditures.............................              (215,257)                   (206,283)
    Acquisition of franchises........................                (6,841)                    (31,573)
    Proceeds from marketable securities..............                     -                       2,484
    Other investing activities.......................                (5,754)                       (479)
                                                                  ---------                   ---------
      Net cash used in investing activities..........              (158,271)                   (159,760)
                                                                  ---------                   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of convertible
      preferred securities, net......................                    -                      195,500
    Proceeds from issuance of common stock...........                28,677                       7,360
    Principal payments on long-term
      obligations....................................                (7,600)                    (27,803)
    Dividends paid on common stock...................               (23,663)                    (23,409)
    Payment due officer, net.........................                     -                     (63,221)
                                                                  ---------                   ---------
      Net cash provided by (used in) financing
        activities...................................               (2,586)                      88,427
                                                                  ---------                   ---------
INCREASE IN CASH AND CASH EQUIVALENTS................                 7,436                      65,431
CASH AND CASH EQUIVALENTS AT BEGINNING OF
      PERIOD.........................................               218,956                     206,127
                                                                  ---------                   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........             $ 226,392                   $ 271,558
                                                                  =========                   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
    Interest paid....................................               $17,267                     $18,349
    Interest received................................                17,174                       9,477
    Income taxes paid................................                54,099                      46,005
    Debt converted to common stock...................                    -                       99,915
    Capital lease obligations incurred...............                 2,316                         495
    Acquisition of franchises:
    Fair value of assets acquired, net...............                19,106                      36,221
    Cash paid........................................                 6,841                      31,573
    Liabilities assumed..............................                12,265                       4,648

The accompanying Notes are an integral part of the Consolidated Financial Statements.
                                       7

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. MANAGEMENT'S STATEMENT
------------------------------

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Wendy's International, Inc. and Subsidiaries (the company) at September 28, 1997 and December 29, 1996 and the results of operations for the quarters and year-to-date periods ended September 28, 1997 and September 29, 1996 and cash flows for the year-to-date periods ended September 28, 1997 and September 29, 1996. The Notes to the Consolidated Financial Statements which are contained in the 1996 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

NOTE 2. ACQUISITIONS AND DISPOSITIONS
-------------------------------------
     In the first quarter of 1997 and 1996, 36 restaurants were franchised for a net pretax gain of $6.7 million and 11 restaurants for a net pretax gain of $4.2 million, respectively.

     In the second quarter of 1997 and 1996, 81 Wendy's restaurants were franchised for a net pretax gain of $26.4 million and 64 restaurants for a net pretax gain of $25.0 million, respectively.

     In the third quarter of 1997 and 1996, 56 Wendy's restaurants were franchised for a net pretax gain of $21.8 million and 41 restaurants for a net pretax gain of $14.8 million, respectively.

     In the first quarter of 1997 and 1996, the company acquired 31 Rax restaurants in Ohio and West Virginia and 40 Roy Rogers restaurants in New York and New Jersey, respectively, for conversion to Wendy's and Tim Hortons (Hortons) restaurants. The purchase price was $8.9 million for the Rax sites and $17.8 million for the Roy Rogers sites.

     In the third quarter of 1997, the company acquired 25 restaurants in the Salt Lake City area from an existing franchise owner. The purchase price was $6.6 million.

NOTE 3. BASIC AND DILUTED EARNINGS PER SHARE
--------------------------------------------
     Financial Accounting Standard No. 128 (FAS 128) "Earnings per Share", becomes effective for periods ending after December 15, 1997, which for Wendy's will be the fourth quarter 1997. FAS 128 requires the calculation of earnings per share (EPS) under two methods; basic and diluted. Basic EPS is calculated as income available to common shareholders divided by the weighted-average common shares outstanding, including exchangeable shares. Diluted EPS is calculated giving effect to all dilutive potential common shares, such as options and various convertible securities. Once adopted, FAS 128 requires restatement of EPS for all periods presented. Under FAS 128 the pro forma basic EPS would have been $.40 and $.36 for the third quarter of 1997 and 1996, respectively, and $1.02 and $.92 for the year-to-date 1997 and 1996, respectively. Pro forma diluted EPS would have been $.39 and $.36 for the third quarter of 1997 and 1996, respectively, and $.99 and $.89 for the year-to-date 1997 and 1996, respectively.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Net income increased 13% to $53.0 million in the third quarter of 1997, compared with $46.9 million in the third quarter of 1996. Fully diluted earnings per common share increased 8% to $.39 in 1997 versus $.36 in 1996. The year-to-date comparison showed an increase of 16% in net income, to $134.6 million in 1997 from $115.7 million in 1996. Fully diluted earnings per common share increased to $.99 in 1997 from $.89 in 1996, a 11% increase.

RETAIL SALES
------------
Total retail sales increased 1.1% for the third quarter of 1997 compared with the third quarter of 1996. This was primarily a result of a 26.3% increase in Hortons' warehouse sales, which was due to increases in the number of Hortons stores open and increases in same store sales. Wendy's domestic retail sales declined 3.1% reflecting the company operated restaurants sold to franchisees in the past year, somewhat offset by an increase of 1.8% in average net sales and new restaurants opened. Year-to-date retail sales increased $78.6 million in 1997 compared with 1996 reflecting an increase in Wendy's domestic average net sales of 6.8% and a 24.2% increase in Hortons' warehouse operations. Retail sales also increased in Wendy's Canadian operations reflecting a year-to-date increase of 13.8%. Domestic selling prices increased 1.3% in the third quarter of 1997 and 1.5% for the year-to-date 1997.

Average net sales per domestic Wendy's restaurant for the quarters and year-to-date periods ended September 28, 1997 and September 29, 1996 were as follows:

                                       Third Quarter              %              Year-to-Date              %
                                   1997          1996        INCREASE        1997          1996       INCREASE
                                   ----          ----        --------        ----          ----       --------
Company......................    $288,000      $282,800         1.8        $837,850      $784,600        6.8
Franchise....................     265,100       263,200          .7         770,600       734,350        4.9
Total Domestic...............     270,900       268,650          .8         788,350       748,600        5.3

The number of systemwide restaurants open as of September 28, 1997 and September 29, 1996 was as follows:

                                                    1997                    1996
                                                    ----                    ----
Company...............................               1,232                  1,296
Franchise.............................               3,901                  3,545
                                                     -----                  -----
Total Wendy's.........................               5,133                  4,841
                                                     =====                  =====

Total Hortons.........................               1,493                  1,323
                                                     =====                  =====


COST OF SALES AND RESTAURANT OPERATING COSTS
--------------------------------------------
The domestic Wendy's company operating margin increased in the third quarter 1997 to 15.0% versus 14.3% for 1996. The operating margin improved to 15.1% for the year-to-date 1997 compared with 13.4% in 1996. Wendy's domestic restaurant operating costs, as a percent of retail sales, were slightly higher in the third quarter reflecting higher insurance costs, while the year-to-date percent showed an improvement over 1996 reflecting reduced local and coupon marketing expenditures and the leveraging benefit of higher average sales per restaurant.

Domestic Wendy's cost of sales improved in the third quarter, as a percent of sales, reflecting reduced food costs offset by an increase in the domestic store labor rate. The year-to-date comparison showed improvement due to reduced food costs.

Hortons' warehouse margins declined from the prior year reflecting increased coffee prices not passed on to franchisees.

FRANCHISE REVENUES
------------------
Royalties before reserve provisions increased $4.5 million and $15.4 million in the third quarter and year-to-date period over 1996, respectively. This was primarily a result of an increase in franchise restaurants open and a .7% increase for the third quarter and a 4.9% increase for the year-to-date period in average sales of domestic Wendy's franchise restaurants. No reserves were provided against royalties in the third quarter 1997 and reserves of $1.0 million were provided for the year-to-date period. Royalty reserves of $432,000 were provided in the third quarter and year-to-date 1996.

Gains from franchising Wendy's restaurants increased $7.0 million and rental income from properties leased to franchisees increased $5.2 million in the third quarter 1997 compared with 1996. The year-to-date comparison reflected an increase of $10.9 million in gains from franchising Wendy's restaurants and an increase in rental income of $14.3 million. The increase in rental income reflects more Wendy's and Hortons' properties leased to franchisees.

OTHER EXPENSES (INCOME)
-----------------------
For the year-to-date 1997, charges of $1.5 million were made for an arbitration decision relating to international operations, $3.4 million for store closures and conversion activity and $1.1 million more asset write-offs related to restaurant remodeling, principally removal of salad bars.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------
General and administrative expenses for the third quarter of 1997 were 7.5% of total revenues versus 6.3% in 1996. This primarily reflects the reduction of $4.4 million in reserves for environmental issues related to Hortons in the third quarter of 1996 versus $730,000 in 1997. For the year-to-date 1997, general and administrative expenses were 7.7% versus 6.9% in 1996. The increase reflects lower provisions for performance-based management bonuses in 1996 and the environmental reserve reduction in 1996.

INCOME TAXES
------------
The effective income tax rate decreased to 35.4% in the third quarter 1997 and to 37.8% for the year-to-date 1997 reflecting a nonrecurring tax benefit from writing off certain foreign investments for tax purposes. The company expects its tax rate to be approximately 38.2% for the full year 1997.

                               FINANCIAL CONDITION
                               -------------------
The company's financial condition remains solid at the end of the third quarter of 1997. The debt to equity and debt to total capitalization ratios were 21% and 17%, respectively, at September 28, 1997. Cash provided by operating activities increased from $137 million in 1996 to $168 million in 1997. Capital expenditures amounted to $215 million for 1997 compared with $206 million for 1996 reflecting increased restaurant development.

                                   OUTLOOK
                                   -------

The company continues to employ its strategies as outlined in the company's 1996 Annual Report. As was expected, competition in the quick-service restaurant industry has been intense and will remain so in the foreseeable future. The company faced an extremely competitive environment, including widespread discounting in domestic markets, and higher than normal domestic
labor rate increases. These conditions may continue in the short term   and
could moderate earnings growth. Emphasis continues to be on solid restaurant operations, new products, effective marketing, new restaurant development, and the overall financial health of the entire system. The company believes that its success depends on providing quality products and everyday value, not in discounting products.

The company anticipates that up to 700 new Wendy's and Tim Hortons restaurants will be opened or under construction systemwide (both company and franchise) during 1997. Year-to-date 1997 there were 396 new restaurants opened with another 146 under construction. Cash flow from operations, cash and investments on hand, existing revolving credit agreements and possible asset sales should adequately provide for projected cash requirements. If additional cash is needed for future acquisitions of restaurants from franchisees, or for other corporate purposes, the company believes it would be able to obtain additional cash through potential bank borrowing or the issuance of securities.


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




                              SAFE HARBOR STATEMENT
                              ---------------------

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

                           PART II: OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a) Index to Exhibits on Page 14.

(b) No report on Form 8-K was filed during the quarter ended September 28, 1997.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           WENDY'S INTERNATIONAL, INC.
                           ---------------------------
                                  (Registrant)



Date:    11/10/97                    /s/ FREDERICK R. REED
         --------                    ---------------------------------
                                     Frederick R. Reed
                                     Chief Financial Officer, General
                                     Counsel and Secretary

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS


             EXHIBIT
              NUMBER                           DESCRIPTION                          PAGE NO.
             -------                           -----------                          --------
                11                      Computation of Net Income                    15-16
                                            Per Common Share

                99                          Safe Harbor Under                        17-18
                                         the Private Securities
                                      Litigation Reform Act of 1995