Form 10-K
period 1997-12-28
WENDYS INTERNATIONAL INC
filed 1998-03-23
CIK 105668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 1997

( ) TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

                         Commission File Number: 1-8116

                          WENDY'S INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

   Ohio                                                           31-0785108
------------------------------------      --------------------------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                          Identification Number)


     P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio 43017-0256
--------------------------------------------------------------------------------
  (Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code 614-764-3100
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
-------------------------------------------------------------

   Title of each class                 Name of each exchange on which registered
------------------------------------- ------------------------------------------

  Common Shares, $.10 stated value      New York, Boston, Cincinnati, Midwest,
  (132,233,000 shares outstanding              Pacific, and Philadelphia
       at March 2, 1998)                            Stock Exchanges
$2.50 Term Convertible Securities,              New York Stock Exchange
Series A Preferred Stock                        New York Stock Exchange
        Purchase Rights



Securities registered pursuant to Section 12(g) of the Act: None
----------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO___ .


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 2, 1998 was $2,305,497,000.

Documents incorporated by reference:
     Portions of the Definitive Proxy Statement dated March 6, 1998 are incorporated by reference into Part III. Exhibit index on pages 35-37.

                                    1 of 56

PART I
Item 1. Business
-------------------------------------------------------------------------------
THE COMPANY

     Wendy's International, Inc. was incorporated in 1969 under the laws of the State of Ohio. Wendy's International, Inc. and its subsidiaries are collectively referred to herein as the "Company."

     The Company is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants. At December 28, 1997, there were 5,207 Wendy's restaurants (Wendy's) in operation in the United States and in 33 other countries and territories. Of these restaurants, 1,202 were operated by the Company and 4,005 by the Company's franchisees.


     Additionally, at December 28, 1997, the Company and its franchisees operated 1,578 Tim Hortons (Hortons) restaurants in Canada and the United States.

-------------------------------------------------------------------------------

OPERATIONS

     Each Wendy's restaurant offers a relatively standard menu featuring hamburgers and filet of chicken breast sandwiches, which are prepared to order with the customer's choice of condiments. Wendy's menu also includes a pita sandwich, chili, baked and french fried potatoes, prepared salads, desserts, soft drinks and other non-alcoholic beverages and children's meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

     Each Hortons unit offers coffee, cappucino, fresh baked goods such as donuts, muffins, pies, croissants, tarts, cookies, cakes, bagels and in some units sandwiches and soups.

     The Company strives to maintain quality and uniformity throughout all restaurants by publishing detailed specifications for food products, preparation and service, by continual in-service training of employees and by field visits from Company supervisors. In the case of franchisees, field visits are made by Company personnel who review operations and make recommendations to assist in compliance with Company specifications.

     Generally, the Company does not sell food or supplies to its Wendy's franchisees. However, the Company has arranged for volume purchases of many of these products. Under the purchasing arrangements, independent distributors purchase certain products directly from approved suppliers, and store and sell them to local Company and franchised restaurants. These programs help assure availability of products and provide quantity discounts, quality control and efficient distribution. These advantages are available both to the Company and to any franchisees who choose to participate in the distribution program.

     Under the Hortons franchise arrangements the franchisee is required to purchase certain products such as coffee, sugar, flour and shortening from a Hortons subsidiary. These products are distributed from six warehouses located across Canada. Products are delivered to Hortons restaurants primarily by Hortons fleet of trucks and trailers.

     The New Bakery Co. of Ohio, Inc., (Bakery) a wholly-owned subsidiary of the Company, is a producer of buns for Wendy's restaurants. At December 28, 1997, the Bakery supplied 594 restaurants operated by the Company and 1,761 restaurants operated by franchisees. At the present time, the Bakery does not manufacture or sell any other products.

     See Note 13 under Item 8 on page 28 of this Form 10-K for information regarding revenues, income before income taxes and total assets attributable to the Company's geographic areas.

------------------------------------------------------------------------------

RAW MATERIALS

     The Company and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products which are necessary to restaurant operations. The Company anticipates no such shortages of products and, in any event, alternate suppliers are available.

TRADEMARKS AND SERVICE MARKS OF THE COMPANY

     The Company has registered certain trademarks and service marks in the United States Patent and Trademark office and in international jurisdictions, some of which include "Wendy's", "Wendy", "Old Fashioned Hamburgers" and "Quality Is Our Recipe". The Company has registered certain trademarks and service marks in the United States Patent and Trademark office and the Canadian Trademark office, some of which include "Tim Hortons," "TimBits" and "Your Friend Along the Way." The Company believes that these and other related marks are of material importance to the Company's business. Domestic trademarks and service marks expire at various times from 1998 to 2010, while international trademarks and service marks have various durations of five to 20 years. The Company generally intends to renew trademarks and service marks which expire.
-------------------------------------------------------------------------------

SEASONALITY

     The Company's business is moderately seasonal. Average restaurant sales are normally higher during the summer months than during the winter months.

-------------------------------------------------------------------------------

WORKING CAPITAL PRACTICES

     Cash from operations, cash and cash equivalents and possible asset dispositions should enable the Company to meet its financing requirements. In addition, the Company has available unused lines of credit. It is a normal practice within the quick-service restaurant industry to maintain a relatively low current ratio.

-------------------------------------------------------------------------------

COMPETITION

     Each Company and franchised restaurant is in competition with other food service operations within the same geographical area. The quick-service restaurant industry is highly competitive. The Company competes with other organizations primarily through the quality, variety and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by the Company and its competitors are also important factors. The price charged for each menu item may vary from market to market depending on competitive pricing and the local cost structure.

     The Company's competitive position at its Wendy's restaurants is enhanced by its use of fresh ground beef, its unique and diverse menu, promotional products, its wide choice of condiments and the atmosphere and decor of its restaurants. Hortons is known for the freshness of its wide variety of baked goods and for its excellent coffee.
--------------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT

     The Company engages in research and development on an ongoing basis, testing new products and procedures for possible introduction into the Company's systems. While research and development operations are considered to be of prime importance to the Company, amounts expended for these activities are not deemed material.
--------------------------------------------------------------------------------

GOVERNMENT REGULATIONS

     A number of states have enacted legislation which, together with rules promulgated by the Federal Trade Commission, affect companies involved in franchising. Much of the legislation and rules adopted have been aimed at requiring detailed disclosure to a prospective franchisee and periodic registration by the franchisor with state administrative agencies. Additionally, some states have enacted, and others have considered, legislation which governs the termination or non-renewal of a franchise agreement and other aspects of the franchise relationship. The United States Congress has also considered legislation of this nature. The Company has complied with requirements of this type in all applicable jurisdictions. The Company cannot predict the effect on its operations, particularly on its relationship with franchisees, of future enactment of additional legislation. Various other government initiatives such as minimum wage rates and taxes can all have a significant impact on the Company's performance.
-------------------------------------------------------------------------------

ENVIRONMENT AND ENERGY

     Various federal, state and local regulations have been adopted which affect the discharge of materials into the environment or which otherwise relate to the protection of the environment. The Company does not believe that such regulations will have a material effect on its capital expenditures, earnings or competitive position. The Company cannot predict the effect of future environmental legislation or regulations.

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

     See Notes 8 and 9 under Item 8 on pages 26 and 27 of this Form 10-K for further information regarding acquisitions and dispositions.

-------------------------------------------------------------------------------

INTERNATIONAL OPERATIONS

     Markets in Canada are currently being developed for both company owned and franchised restaurants. In addition to the countries and territories listed under Item 2 on page 7 of this Form 10-K, the Company has granted development rights for Bahrain, Egypt, Morocco, Qatar, Tunisia, the Yemen Arab Republic and the Municipality of Shanghai and the Provinces of Jiangsu and Zhejiang, Peoples Republic of China.

-------------------------------------------------------------------------------

Franchised Wendy's Restaurants

     As of December 28, 1997, the Company's franchisees operated 4,005 Wendy's restaurants in 50 states, the District of Columbia and 33 other countries and territories.

     The rights and franchises under which most franchised restaurants in the United States are operated are set forth in one basic document, the Restaurant Franchise Agreement. This document gives the franchisee the right to construct, own and operate a Wendy's restaurant upon a site accepted by Wendy's and to use the Wendy's system in connection with the operation of the restaurant at that site. Since January 1995, the Company has used a revised form of agreement, the Wendy's Unit Franchise Agreement, for new franchised restaurants operated in the United States.

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

     The technical assistance fee is used to defray some of the cost to the Company in providing technical assistance in the development of the Wendy's restaurant, initial training of franchisees or their operator and in providing other assistance associated with the opening of the Wendy's restaurant. In certain limited instances (like the regranting of franchise rights or the relocation of an existing restaurant) Wendy's may charge a reduced technical assistance fee or may waive the technical assistance fee. The Company does not select or employ personnel on behalf of the franchisees.

     The rights and franchises currently offered for international development are contained in the Franchise Agreement which is issued upon approval of a restaurant site. The Franchise Agreement is for an initial term of 20 years or the term of the lease for the restaurant site, whichever is shorter. The Franchise Agreement licenses the franchisee to use the Company's trademarks and know-how in the operation of the restaurant. Upon execution of the Franchise Agreement, the franchisee is required to pay a technical assistance fee. Generally, the technical assistance fee is $30,000 for each restaurant. Currently, the franchisee is required to pay a monthly net continuing fee based on the monthly net sales of the restaurant, usually 4%.

     See Schedule II on page 34 of this Form 10-K, and Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 on pages 10 through 15 and Note 10 under Item 8 on page 27 of this Form 10-K for further information regarding reserves, commitments and contingencies involving franchisees.

FRANCHISED HORTONS UNITS

     Hortons franchisees operate under several types of license agreements. The standard term of a license agreement for a standard type of unit is 10 years plus one renewal period of 10 years less one day. The renewal is at the option of the franchisee.

     For franchisees who lease land and/or buildings from Hortons, the license agreement generally requires between 3% and 6% of weekly gross sales for royalties plus a monthly rental which is the greater of a base monthly rental payment or a percentage (usually 10%) rental payment based on monthly gross sales. For franchisees who do not lease land and/or buildings from Hortons, the license agreement generally requires 4.5% to 7.5% of weekly gross sales for royalties. Hortons generally retains the right to reacquire a franchisee's interest in a restaurant in the event the franchisee wants to sell its interest during the first five years of the term of the license agreement. After such period, Hortons generally retains a right of first refusal with regard to any proposed transfer of the franchisee's interest in the restaurant, together with the right to consent to transfer to a new franchisee.

-------------------------------------------------------------------------------
ADVERTISING AND PROMOTIONS

     Products sold by Wendy's restaurants are advertised through television, radio, newspapers and a variety of promotional campaigns. The Company attempts to keep franchisees informed of current advertising techniques and effective promotions. The Company's advertising materials are also made available to the franchisees. Both the Restaurant Franchise Agreement and the Wendy's Unit Franchise Agreement provide that franchisees will spend 4% of their gross receipts for advertising and promotions. The Restaurant Franchise Agreement specifies 2% is to be spent on local and regional advertising (including in many cases cooperative advertising) and 2% is the required contribution to The Wendy's National Advertising Program, Inc.
     (WNAP). Under the Restaurant Franchise Agreement, the Company has the ability to increase the required local and regional expenditures to 3%, for a total of 5% for advertising and promotions, subject to certain conditions.

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

     Since 1993, a systemwide vote has been taken on a proposal to increase national advertising for the following calendar year. This voluntary program reallocates the 4% required minimum advertising expenditures such that 2.5% goes toward national advertising and 1.5% toward local and regional advertising during 1999, 1998, 1997 and 1996. These minimum requirements will revert back to 2% for national and 2% for local and regional advertising unless a new systemwide vote in 1999 approves reallocation for 2000.

     In 1997, 1996 and 1995, approximately $109 million, $101 million and $105 million, respectively, were spent on advertising, promotions and related expenses by WNAP. WNAP is a not-for-profit corporation which was established to collect and administer the funds contributed by the Company and all domestic franchisees. WNAP's Trustees are comprised of representatives of both the Company and its franchisees.

     Products sold by Hortons restaurants are advertised through television, radio, newspapers and a variety of promotional campaigns. Hortons provides franchisees with suggested advertising and promotional materials. Hortons currently collects 4% of monthly gross sales from franchisees as a contribution to the Hortons advertising fund, known as the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (Ad Fund). During 1997, 1996 and 1995, approximately $30 million, $25 million and $21 million, respectively, was spent by the Ad Fund.

     Products sold by Wendy's international restaurants outside of Canada are advertised through various media including television, radio, newspaper and a variety of promotional campaigns. Most international franchisees are required by their franchise agreement to spend at least 4% of the net sales of their restaurants on advertising and marketing. The Company assists its international franchisees in preparing and executing marketing plans and endeavors to keep its international franchisees informed of current advertising techniques and effective promotions. The Company has established an advertising cooperative in the United Kingdom. Franchisees and the Company's subsidiary, Wendy's Limited, are contributing 2.5% of the net sales of their restaurants to the cooperative. The Company may from time to time establish other regional advertising cooperatives.

-------------------------------------------------------------------------------
 PERSONNEL

     As of December 28, 1997, the Company employed approximately 47,000 people, of whom approximately 44,000 were employed in company operated restaurants. The total number of full-time employees at that date was approximately 8,000. The Company believes that its employee relations are satisfactory.

ITEM 2. PROPERTIES

     Wendy's restaurants are built to Company specifications as to exterior style and interior decor. The majority are free-standing, one-story brick buildings, substantially uniform in design and appearance, constructed on sites of approximately 40,000 square feet, with parking for approximately 45 cars. Some restaurants, located in downtown areas or shopping malls, are of a store-front type and vary according to available locations but generally retain the standard sign and interior decor. The typical new free-standing restaurant contains about 2,910 square feet and has a food preparation area, a dining room capacity for 94 persons and a double pick-up window for drive-through service. The restaurants are generally located in urban or heavily populated suburban areas, and their success depends upon serving a large number of customers. Wendy's also operates restaurants in special site locations such as travel centers, gas station/convenience stores, military bases, arenas, malls, hospitals, airports and college campuses.

     The standard Hortons restaurant currently being built consists of a free-standing producing unit totaling 3,000 square feet. Each of these includes a bakery capable of supplying fresh baked goods every 12 hours to several satellite Hortons within a defined area. In addition, Hortons has a prefabricated, 500 square foot, drive-through-only unit. Hortons also has kiosks, full-service carts and mobile carts which are typically located in high traffic areas.

     There are also Wendy's and Hortons concepts combined in one free-standing unit which averages about 5,200 square feet. This unit shares a common dining room seating 104 persons. Each unit has separate food preparation and storage areas and most have separate pick-up windows for each concept.

     At December 28, 1997, the Company and its franchisees operated 5,207 Wendy's restaurants in the locations listed under Item 2 on page 7 of this Form 10-K. In the fourth quarter of 1997, the Company identified 82 underperforming restaurants, of which 64 will be closed and an additional 18, which were written down, will be sold to franchisees (see Note 2 under Item 8 on page 21 of this Form 10-K). Of the 1,202 company operated Wendy's restaurants, the Company owned the land and building for 555 restaurants, owned the building and held long-term land leases for 345 restaurants and held leases covering land and building for 302 restaurants. The Company's land and building leases are generally written for terms of 20 to 25 years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 1% to 10%) of annual sales in excess of specified amounts. Some of the real estate owned by the Company is subject to mortgages which mature over various terms. The Company also owned land and buildings for, or leased, 633 Wendy's restaurant locations which were leased or subleased to franchisees. Surplus land and buildings are generally held for sale.

     At December 28, 1997, there were 1,578 Hortons units, of which all but 124 were franchise operated. Of the 1,454 franchised units, 243 were owned by Hortons and leased to franchisees, 803 were leased by Hortons and in turn subleased to a franchisee, with the remainder either owned or leased directly by the franchisee.

     The Company owns approximately 37.6 acres of land in Dublin, Ohio on which are located the Company's corporate headquarters. This complex contains approximately 200,000 square feet of office space.

                  Domestic Wendy's

State                         Company          Franchise

Alabama                         --               91
Alaska                          --               10
Arizona                          48              21
Arkansas                        --               46
California                       19             176
Colorado                         39              57
Connecticut                     --               30
Delaware                        --               18
Florida                         141             197
Georgia                          28             185
Idaho                           --               19
Illinois                         93             115
Indiana                           1             144
Iowa                            --               37
Kansas                           15              45
Kentucky                          2              97
Louisiana                        40              39
Maine                             2               9
Maryland                        --               95
Massachusetts                    43              18
Michigan                         31             172
Minnesota                        26              18
Mississippi                      19              47
Missouri                         18              62
Montana                         --               15
Nebraska                        --               31
Nevada                          --               39
New Hampshire                     1              17
New Jersey                       10              93
New Mexico                      --               24
New York                         52             124
North Carolina                   29             157
North Dakota                    --                6
Ohio                            113             278
Oklahoma                        --               41
Oregon                           17              36
Pennsylvania                     72             140
Rhode Island                    --                9
South Carolina                  --               88
South Dakota                    --                8
Tennessee                       --              162
Texas                            88             200
Utah                             25              12
Vermont                         --                3
Virginia                         38             133
Washington                       47              14
West Virginia                    16              46
Wisconsin                       --               59
Wyoming                         --               12
District of Columbia            --                7
                              -----           -----
                              1,073           3,502
                              -----           -----


                   International Wendy's
Country/Territory            Company          Franchise
Argentina                       --               12
Aruba                           --                3
Bahamas                         --                4
Canada                          113             132
Cayman Islands                  --                1
Dominican Republic              --                5
El Salvador                     --                6
Greece                          --               13
Guam                            --                3
Guatemala                       --                7
Hawaii                            1               5
Honduras                        --                9
Hong Kong                       --                7
Hungary                         --                2
Iceland                         --                1
Indonesia                       --               44
Italy                           --                2
Japan                           --               84
Kuwait                          --                3
Mexico                          --                4
New Zealand                     --               10
Philippines                     --               41
Puerto Rico                     --               26
Saipan                          --                1
Saudi Arabia                    --               11
South Korea                     --               20
Switzerland                     --                4
Taiwan                          --               18
Thailand                        --                1
Turkey                          --                9
United Arab Emirates            --                2
United Kingdom                   15               4
Venezuela                       --                7
Virgin Islands                  --                2
                              -----            ----
                                129             503
                              -----            ----

                        Tim Hortons
        Domestic                       Canada
  Company      Franchise       Company       Franchise
    59            20              65           1,434

ITEM 3. LEGAL PROCEEDINGS

     On June 9, 1997, Arthur L. Wilson, individually and purportedly on behalf of a putative class of other persons similarly situated, filed a complaint against the Company in the U.S. District Court for the Southern District of Mississippi. The complaint alleges that the Company has engaged in racial discrimination in violation of Title VII and 42 U.S.C. Section 1981. The plaintiff seeks judgment in an undetermined amount against the Company for punitive and compensatory damages (including benefits) as well as injunctive and equitable relief. Discovery is presently underway. The Company intends to defend the action vigorously, and believes that it has meritorious defenses to the claims sought to be asserted and that the resolution of the action will not materially affect the Company's results of operations, liquidity or financial condition. This case was last referenced in the Company's Form 10-Q for the quarter ended June 29, 1997.
-------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II
-------------------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Wendy's shares are traded on the New York, Boston, Cincinnati, Midwest, Pacific and Philadelphia Stock Exchanges (trading symbol: WEN). Options in Wendy's shares are traded on the Pacific Stock Exchange.


MARKET PRICE OF COMMON STOCK

1997             High        Low        Close
------------------------------------------------
First Quarter   $23.375    $19.875     $20.625
Second Quarter   26.625     19.625     25.9375
Third Quarter   27.9375     21.000      21.250
Fourth Quarter  24.1875    19.8125     24.0625

1996              High        Low         Close
------------------------------------------------
First Quarter   $22.500    $17.125     $18.125
Second Quarter   22.000     16.750      18.625
Third Quarter    22.250     16.750      21.500
Fourth Quarter   23.000     18.250      20.875

At March 2, 1998, the Company had approximately 93,000 shareholders of record.

DIVIDENDS DECLARED PER SHARE
Quarter           1997        1996
-----------------------------------
First             $.06        $.06
Second             .06         .06
Third              .06         .06
Fourth             .06         .06

-------------------------------------------------------------------------------
ITEM 6. SELECTED FINANCIAL DATA

                                      1997(1)    1996   1995(2)   1994(2) 1993(2)

OPERATIONS (In millions)
Retail sales                          $1,652    1,567    1,462    1,366    1,289
Revenues                              $2,037    1,897    1,746    1,592    1,482
Income before income taxes            $  219      255      165      150      118
Net income                            $  130      156      110       97       81
FINANCIAL POSITION (In millions)
Total assets                          $1,942    1,781    1,509    1,215    1,100
Property and equipment, net           $1,266    1,208    1,007      865      787
Long-term obligations                 $  250      242      337      145      201
Company-obligated mandatorily
  redeemable preferred securities     $  200      200
Shareholders' equity                  $1,184    1,057      819      702      624
OTHER DATA (In millions)
Systemwide sales Wendy's              $5,226    4,784    4,495    4,227    3,924
Systemwide sales Hortons              $  772      646      541      440      377
Gross profit(3)                       $  559      486      445      389      343
Capital expenditures                  $  295      307      218      172      137
PER SHARE DATA
Net income basic                      $  .99     1.23      .93      .83      .70
Net income diluted                    $  .97     1.19      .88      .79      .67
Dividends                             $  .24      .24      .24      .24      .24
Market price at year end              $22.88    20.88    21.25    14.38    17.38


(1) Includes charges of $72.7 million ($50.0 million after tax). (See Note 2 under Item 8 on page 21 of this Form 10-K.)

(2) Includes special pretax charges of $49.7 million, $28.9 million and $23.3 million for 1995, 1994 and 1993, respectively, primarily all related to special profit sharing contributions made at Hortons.

(3) Total revenues less cost of sales, company restaurant operating costs and operating costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     1997 Overview

     Wendy's International Inc. (the Company) concluded another successful year in 1997, with average sales increases in both the Wendy's and Tim Hortons (Hortons) concepts. In addition, the Wendy's domestic company operating margin expanded to 14.8% in 1997 from 13.3% for 1996. Management remained focused on long-term strategies to deliver continued success for the Company and to enhance long-term shareholder value. Several strategic actions were initiated to position the Company for continuing success. These initiatives include:

- In February 1998, the Board of Directors approved a plan to repurchase up to $200 million in Wendy's common stock over the next 18 to 24 months. Thereafter, the Company plans to make additional stock purchases to offset the dilutive impact of the employee stock option grants.

- The continuation of the successful program to buy and sell Wendy's restaurants within the system, however, going forward the Company anticipates the gains from franchising company operated restaurants to be markedly lower than levels of the last three years. Gains in 1998 are expected to be in the $10 million to $15 million range.

- Several operations-related actions initiated in the fourth quarter of 1997 which included plans to close or franchise 82 underperforming company operated restaurants, remove salad bars from the majority of Wendy's company operated restaurants, provide for the disposition of surplus property and develop a plan to accelerate new restaurant growth in 1999 and beyond.

- A decision made in the fourth quarter of 1997 to implement a new enterprise-wide information technology system and a new store management system to replace several different systems developed over the years. As part of this plan, various assets were written down to reflect net realizable values.

- A decision, effective December 28, 1997, to change the accounting for pre-opening costs for new restaurants to a policy of expensing these costs as they are incurred. Existing deferred costs were written off. Previously, the Company had followed a policy of amortizing pre-opening costs over the first 12 months of new restaurant operations.

The impact of these initiatives was a non-recurring charge of $72.7 million pretax ($50.0 million after tax), substantially all non-cash. These charges are included in general and administrative expenses in the Consolidated Statement of Income (see Note 2 to the consolidated financial statements and the "general and administrative expenses" discussion below). The Company reported basic earnings per share (EPS) of $.99 for the year, and diluted EPS of $.97. Without the impact of the initiatives mentioned above, basic EPS was $1.37 and diluted EPS was $1.33. This represents a 12% increase, before non-recurring charges, in diluted EPS compared with $1.19 in 1996 and $.88 in 1995. Net income in 1997, before the initiatives, increased 16% to $181 million compared with $156 million in 1996 and $110 million in 1995.

RETAIL SALES

Retail sales includes sales from company operated Wendy's and Hortons restaurants, bakery sales to Wendy's franchisees and warehouse sales of dry goods and supplies to Hortons' franchisees. Retail sales increased 5.4% to $1.7 billion in 1997 from $1.6 billion in 1996 which compared with a 7.2% increase over 1995. The largest component of retail sales was generated from Wendy's domestic company operated restaurants which increased 5.9% in average unit net sales in 1997, compared with 3.4% in 1996. The average number of Wendy's company operated domestic restaurants decreased 46 in 1997, increased 15 in 1996, and increased 37 in 1995. The bakery and warehouse sales increased 23.2% in 1997 and 9.3% in 1996, reflecting increases in the number and average sales of Wendy's and Hortons' franchised restaurants serviced. International company operated Wendy's are primarily concentrated in Canada, where average unit sales increased 7.7% in local currency.

The following chart reflects average net sales per domestic Wendy's restaurants for the last three years:

                   1997            1996             1995
Company         $1,111,000      $1,049,000     $1,014,000
Franchise       $1,017,000      $  978,000     $  974,000
Total domestic  $1,042,000      $  998,000     $  986,000

The improvement in average Wendy's domestic restaurant sales reflects the continued emphasis on quality plus everyday value, effective marketing campaigns, the addition of Fresh Stuffed Pitas to the permanent menu and the focus on restaurant operations.

The average number of transactions in domestic company operated Wendy's increased approximately 2.8% in 1997 compared with 1.1% in 1996 and .4% in 1995. Domestic selling prices increased 1.4% during the year, while 1996 and 1995 increased .7% and .2%, respectively. This is consistent with the Company's continued emphasis on its everyday value strategy in the extremely intense competitive environment.

FRANCHISE REVENUES

Included in franchise revenues are royalty income from franchisees, rental income from properties leased to franchisees, gains from franchising Wendy's company restaurants and franchise fees. Franchise fees include charges for various costs and expenses of the Company related to establishing a franchisee's business, and include initial equipment packages for the Hortons franchises. Reserves against collection of these franchise revenues are also provided. Management reviews reserves on an ongoing basis and believes there are adequate levels for franchise-related receivables. Adjustments to reserves established in prior years are reflected in general and administrative expenses.

Royalties, before reserves, increased $19.6 million or 12.9% in 1997, and $11.6 million or 8.3% in 1996. An average of 239 more franchise domestic Wendy's restaurants were open in 1997 compared with an average of 177 more in 1996. Hortons' royalties increased 17.6% in 1997 and 17.7% in 1996, reflecting the increase in the number of franchise restaurants open in addition to positive same-store sales growth in local currency of approximately 8% in 1997 and 5% in 1996.

Pretax gains from franchising Wendy's restaurants amounted to $80.5 million in 1997 for 228 restaurants, compared with $63.2 million in 1996 for 179 restaurants and $37.8 million for 120 restaurants in 1995. Additionally, pretax gains resulting from the sale of properties which were previously leased to franchisees by Wendy's amounted to $475,000 in 1997, $3.4 million in 1996 and $3.8 million in 1995. Franchise fees were $36.2 million in 1997, $35.1 million in 1996 and $40.6 million in 1995.

Rental income from restaurants leased to franchisees increased $20.7 million in 1997 compared with an increase of $12.7 million in 1996, reflecting an additional number of restaurants being leased to franchisees. At the end of 1997, 1,679 restaurants were leased to franchisees, versus 1,366 in 1996 and 1,219 in 1995. Of these, Hortons leased 1,046 to franchisees in 1997, 904 in 1996 and 815 in 1995.

COST OF SALES AND RESTAURANT OPERATING COSTS

Wendy's cost of sales for all domestic restaurants decreased to 59.1% of Wendy's domestic retail sales in 1997 from 60.1% in 1996 and 58.7% in 1995. Domestic food costs, as a percent of domestic retail sales, were 28.9% in 1997, 30.0% in 1996 and 29.1% in 1995. The reduction in food costs reflected a reduction in french fry costs, the favorable impact of new products such as Fresh Stuffed Pitas and the benefit of a 1.4% increase in selling prices. The increase in 1996 reflected unfavorable delivered prices primarily for chicken and bacon in addition to the popularity of chicken products during 1996 resulting in a higher proportion of retail sales from chicken.

Wendy's domestic labor costs were 26.3% of domestic retail sales in 1997, compared with 26.0% in 1996 and 25.6% in 1995. The increase reflects higher restaurant labor costs due to pressure on wage rates. This continues to be driven by demand throughout the industry for labor to provide quality service to customers. In 1997 and 1996, labor rates were also impacted by minimum wage increases. The Company continues to control labor costs by adherence to its labor guidelines. Sales per labor hour increased to $26.66 in 1997 reflecting a 3.3% increase in productivity following a 1.7% increase in 1996.

Wendy's domestic company restaurant operating costs remained constant in 1997, and increased $20.1 million in 1996 and $12.6 million in 1995. Wendy's domestic restaurant operating costs as a percent of domestic retail sales were 26.1% in 1997, 26.6% in 1996 and 26.2% in 1995. The reduced percentage in 1997 reflected lower marketing expenditures and the leveraging benefit of higher average sales. Rent, salaries and benefits, maintenance and expenditures related to food safety were higher in 1996 compared with 1995.


The Wendy's domestic company operating margin was 14.8% for 1997, compared with 13.3% in 1996 and 15.1% in 1995. The improvement in 1997 reflects favorable food cost and restaurant operating costs as discussed above. The following chart details the margin.

                                       1997            1996           1995
                                    % OF SALES      % OF SALES     % OF SALES
Retail sales                          100.0%         100.0%          100.0%
Cost of sales                          59.1           60.1            58.7
Company restaurant operating costs     26.1           26.6            26.2
----------------------------------------------------------------------------
Domestic company operating margin      14.8%          13.3%           15.1%
-----------------------------------------------------------------------------


Cost of sales for the Wendy's bakery and Hortons' warehouse operations increased $33.8 million in 1997 and $12.3 million in 1996, reflecting additional sales to franchisees due to the increased number of restaurants serviced and higher average sales per restaurant.

Operating Costs

Operating costs include rent expense related to properties subleased to franchisees and cost of equipment sold to Hortons franchisees as part of the initiation of the franchise business. Training and other costs necessary to ensure a successful Hortons franchise opening, costs to operate and maintain the warehouse and bakery operations are also included in operating costs. Costs that can not be directly related to generating revenue are included in general and administrative expenses. Depreciation on properties owned and leased to franchisees is included in depreciation expense.

Rent expense increased $5.8 million in 1997 and $4.6 million in 1996 reflecting the growth in the number of properties being leased and then subleased to franchisees. In 1996, the higher rent expense was offset by lower cost of equipment and related expenses reflecting fewer new store openings by Hortons Canadian franchisees during 1996. There were 955 total restaurants leased by the Company and then subleased to franchisees in 1997 versus 815 in 1996 and 692 in 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $233.0 million in 1997 compared with $136.5 million in 1996 and $136.4 million in 1995. The increase in 1997 reflects several non-recurring charges in the fourth quarter in connection with the strategic initiatives outlined above (see Note 2 to the consolidated financial statements). These charges totaled $72.7 million pretax ($50.0 million after tax) and were substantially non-cash. The Company identified 82 underperforming Wendy's restaurants of which 64 will be closed and 18 will be franchised. Of the closures, 56 restaurants are domestic, seven are in Canada and one restaurant is in the United Kingdom. The plan also includes charges for the disposition of surplus property. A charge of $35.0 million was recorded for this initiative. Also in the fourth quarter 1997, a decision was made to implement a new enterprise-wide information technology system and a new store management system. A charge of $15.7 million was recognized for the write down to net realizable value of existing information systems.

The Company changed the accounting treatment for pre-opening costs at year-end 1997 to begin expensing such costs as they are incurred. Previously, the Company was deferring pre-opening costs to be amortized over the first 12 months of the new restaurant's operations. The write off of the balance of pre-opening costs was $6.0 million. A decision was made to remove salad bars from most company operated Wendy's restaurants and assets were written down $7.1 million to reflect this. The balance of $8.9 million included reserve provisions for various legal and international contingencies and other asset write downs.

Excluding the non-recurring charges, general and administrative expenses increased $23.8 million in 1997. This primarily reflected increases in salaries and benefits and other investments to expand Wendy's and Hortons in existing markets, introduce the Hortons concept to the United States, and further develop Wendy's outside North America. Reserves originally provided for Hortons' environmental issues were reduced $2.9 million in 1997 and $6.6 million in 1996.

General and administrative expenses in 1996 were approximately equal to 1995 with normal increases in annual merit-based compensation in 1996 offset by adjustments to environmental reserves for Hortons and by a 1995 expense for a Hortons benefit plan which ended that year.

SPECIAL CHARGES

Special charges for 1995 included the profit sharing contributions which occurred while Hortons was a private company, professional fees incurred to effectuate the Hortons transaction, reserves for contingencies, and costs related to organizing Canadian operations to blend the Wendy's and Hortons concepts. The Hortons transaction was accounted for as a pooling of interests in 1995.

INTEREST

Net interest expense decreased in 1997 primarily as a result of higher interest income of $25.3 million compared with $16.2 million in 1996 and $10.2 million in 1995. Interest income increased in 1997, 1996 and 1995 primarily as a result of an increase in notes receivable taken for restaurant dispositions. Interest expense was $28.9 million in 1997, $23.0 million in 1996 which includes distributions on the company-obligated mandatorily redeemable preferred securities and $20.5 million in 1995.
Interest expense was reduced in 1995 due to debt retirements but increased in 1997 and 1996 reflecting additional borrowings in December 1995 and September 1996.

INCOME TAXES

The effective income tax rate for 1997 was 40.5% compared with 38.8% for 1996 and 33.3% for 1995. The increase in 1997 resulted from certain non-deductible foreign losses which did not result in tax benefits and somewhat higher state taxes. The increase in 1997 and 1996 also reflects the income generated by Hortons in Canada, which has a higher tax rate than domestic operations. A tax benefit of $6.6 million related to Canadian operations was realized in 1995 pursuant to further successful developments related to the 1993 Canadian reorganization.

FINANCIAL POSITION

OVERVIEW

The Company maintains a strong balance sheet to support system growth. Total assets were approximately two-and-one half times liabilities and the debt-to-equity ratio was 21% at year-end 1997 compared with 23% in 1996 and 41% in 1995 (company-obligated mandatorily redeemable preferred securities are excluded from the debt-to-equity ratio). Standard & Poors and Moody's have given the Company debt ratings of BBB+ and Baa-1, respectively.

Total assets increased $160.2 million or 9.0% over 1996 primarily due to an increase in notes receivable and additions to property and equipment for restaurant development. Notes receivable were $192.6 million at year-end 1997, an increase of $62.6 million over 1996 which was primarily due to restaurant dispositions. Total cash and cash equivalents amounted to $234.3 million at year-end 1997 compared with $219.0 million at year-end 1996. Return on average assets was 13.4% in 1997, or 17.2% excluding the non-recurring charges of $72.7 million, compared with 17.6% in 1996.

Common shareholders' equity increased 12.1% in 1997. On a per share basis, equity increased to $8.95 per share in 1997 from $8.16 per share in 1996. The Company's return on average equity was 11.5% in 1997, or 15.7% excluding the non-recurring charges, compared with 16.6% in 1996. In 1996, the Company raised $200 million by issuing company-obligated mandatorily redeemable preferred securities. These securities have characteristics of both traditional debt and traditional preferred securities, and are classified between long-term liabilities and common shareholders' equity on the Company's balance sheet.


Reserve balances related to royalty receivables and other franchise-related receivables, which are primarily recorded in accounts and notes receivables, were $7.8 million and $8.7 million at December 28, 1997 and December 29, 1996, respectively.

CASH FLOW

Cash provided by operating activities increased 17.6% to $223.4 million in 1997, compared with $189.9 million in 1996 and $164.9 million in 1995. In all three years, cash provided by operating activities was primarily used for capital expenditures, dividend payments, debt repayment and acquisitions of franchised restaurants.

Cash proceeds of $68.0 million were realized in 1997 from the sale of Wendy's company operated restaurants to franchisees, while $67.1 million was provided in 1996 and $39.0 million was provided in 1995. Over the last three years, the Company used $112.1 million to acquire Wendy's franchised restaurants and $50.8 million to purchase competitors' concepts to be converted to Wendy's or Hortons. The Company issued $200 million in company-obligated mandatorily redeemable preferred securities in 1996 and $200 million of long-term debt in 1995. The Company also repaid $204.5 million in long-term obligations during the last three years.

During 1997, capital expenditures amounted to $294.6 million. New restaurant expenditures amounted to $197.4 million; $47.3 million was spent for improvements to existing restaurants; and $49.9 million was spent for other additions. These included Hortons' expenditures of $34.9 million for new restaurant development, which are leased to franchisees. Current plans are to open about 375 new Wendy's restaurants, of which approximately 100 will be company operated Wendy's sites, and 200 new Hortons in 1998. Capital expenditures are expected to be approximately $285 million in 1998 including approximately $87 million for Hortons. The Board of Directors approved a plan to repurchase up to $200 million in Wendy's common stock over the next 18 to 24 months. Thereafter, the Company plans to make additional stock purchases to offset the dilutive impact of employee stock option grants. Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities should provide for the Company's projected cash requirements through 1998, including cash for capital expenditures, future acquisitions of restaurants from franchisees, stock repurchases or for other corporate purposes.

TIM HORTONS

Hortons is the second largest quick-service restaurant chain in Canada and at year-end 1997 had 1,578 restaurants open. The Company believes there are significant opportunities to expand the Hortons concept throughout Canada and the United States. In 1997, 213 new Hortons were opened, including 57 in the United States. The concept is extremely flexible and includes standard units with a bakery, both with and without drive-through windows, double-drive through buildings, and various other satellites, kiosks and carts. In addition, combination units shared with Wendy's are utilized. Future expansion in Canada is anticipated to be primarily through franchising and the Company plans to open about 160 Canadian Hortons in 1998. Hortons will also continue development in the United States, and plans to open 40 stores in 1998.

Hortons is primarily a franchise operation in Canada and financial success depends on developing new stores and increasing average unit sales. This results in royalties, rental income and revenue from warehouse sales. The average unit same-store sales increased approximately 8% in local currency during 1997. As a result of this, and new development, royalties increased 18%, rental income increased 18% and warehouse sales increased 25% over 1996. In total, Canadian systemwide Hortons sales advanced 19% during the year.

INTERNATIONAL WENDY'S

Canada is the Company's largest international market and makes up the majority of company operated international restaurants. Canadian Wendy's average restaurant sales for company operated restaurants increased 7.7% in local currency in 1997, following a 1.4% increase in 1996. In 1997, 19 Wendy's opened in Canada, bringing total restaurants to 245 at year end. Included in these restaurants are combination units featuring Wendy's and Hortons which have proven successful with 46 units open at the end of 1997. In 1998, the Company plans to open 25 Wendy's restaurants in Canada.

At year-end 1997, there were 387 international Wendy's open outside Canada, with 86 restaurants opened in 1997. International growth outside Canada continues to be primarily through franchising, but real estate joint ventures and company operated units are also planned. The Company plans on opening 75 new Wendy's in international markets outside North America in 1998 and intends to increase international development in future years.

INFLATION

Financial statements determined on a historical cost basis may not accurately reflect all the effects of changing prices on an enterprise. Several factors tend to reduce the impact of inflation for the Company. Inventories approximate current market prices, there is some ability to adjust prices, and liabilities are repaid with dollars of reduced purchasing power.

MANAGEMENT'S OUTLOOK

Management is committed to increasing shareholder value over time. The initiatives implemented to dispose of underperforming restaurants, write down underperforming assets, establish appropriate reserve levels and, accelerate restaurant development, are all consistent with management's long-term focus. Likewise, management believes the new enterprise-wide information systems and a new store management system will position the Company for future information technology challenges. Management believes the common share repurchase program is in the best interest of the Company and shareholders.

The Company intends to adhere to its long established strategies of exceeding customer expectations, fostering a performance-driven culture, delivering a balanced message of brand equity plus value in advertising and creating a healthy restaurant system. The Company believes that its success depends on providing quality products and everyday value, not in discounting products. Menu variety is also an important part of customer satisfaction. Restaurants are remodeled on a recurring basis to maintain a fresh image and increase convenience for consumers. When combined with effective marketing, the goal of these initiatives is to increase the number of transactions and average sales per restaurant.

New restaurant development continues to be very important. Both Wendy's and Hortons restaurant concepts are underpenetrated in domestic and international markets. The Company intends to grow aggressively, but responsibly, focusing on the markets with the best potential for sales and return on investment. Each new company owned unit must meet minimum operational and financial requirements before being approved for development. A total of 584 new restaurants were added in 1997. Current plans call for approximately 575 new units to open in 1998. Of these, approximately 375 are planned as Wendy's restaurants and 200 are planned to be Hortons. While the majority of units will continue to be traditional sites, special sites, such as shopping malls and universities, will contribute to this growth. The Company plans to accelerate the new unit development growth rate beginning in 1999 and expects to open about 675 new units in 1999. During 1998 resources will be allocated to manage the increased development.

The Company will continue its strategy to enhance the overall health of the Wendy's system by acquiring restaurants from, and selling restaurants to, franchisees where prudent. The Company does not expect the gains generated from selling company restaurants to be as significant to overall earnings as in recent years. Gains in the past three years were $81 million in 1997, $67 million in 1996 and $42 million in 1995. In 1998, these gains are expected to be in the $10 million to $15 million range.

The strength and vitality of the franchise community is an essential part of the continued success of the Company. Various strategies have been developed to assist individual franchisees and the overall franchise system. The goal of these strategies is to encourage responsible new restaurant development, add new franchisees, enhance minority representation, increase royalty income, and maintain a high royalty receivable collection rate. The Company will continue to maintain appropriate reserves against franchise receivables.

The Company is optimistic about development of Hortons in the United States, but the concept does not yet enjoy the superior brand recognition it has in Canada. The entire domestic quick-service industry is competitive and there are many established baked goods outlets. The Company plans to build consumer awareness and traffic for Hortons.

The Company remains optimistic about long-term opportunities for international operations. Most of Wendy's development outside North America is with franchisees who are affected by economic conditions, such as those recently experienced in Southeast Asia. Europe and the Middle East also remain very challenging. Likewise, although the Canadian economy remains strong, the Canadian dollar has weakened in recent months and Wendy's company operations and Hortons franchise operations were impacted. The Company does not believe these conditions change the long-term potential of the international business, but they could influence short-term results.

Year 2000

The Company has completed an assessment of year 2000 compliance. The year 2000 issue concerns the ability of date sensitive software to properly recognize the year 2000 in calculating and processing computer system information. The Company has initiated a plan to install a new enterprise-wide information system and a new store management system, which will include new software that is year 2000 compliant. The Company has made an assessment that some existing software will need to be modified since it will not be replaced by the new information systems. The modification is expected to cost $3 million to $4 million, of which $1 million has been expensed in 1997, and the remainder will be expensed over the next two years. The new information systems are estimated to cost approximately $70 million to $80 million, a substantial portion of which will be capitalized. The Company anticipates timely completion of these projects which should mitigate the year 2000 issue. However, if the new information systems are not implemented on a timely basis and if modifications to existing systems can not be accomplished on a timely basis, there would be adverse financial and operational effects on the Company. The amount of these effects can not be ascertained at this time.

Recently Issued Accounting Standards

Financial Accounting Standards Number 130 - "Reporting Comprehensive Income" was issued in June 1997. This statement requires the reporting of comprehensive income and its components in a full set of general-purpose financial statements. Additionally in June 1997, Financial Accounting Standards Number 131 - "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement provides information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. These statements are effective for years beginning after December 15, 1997. The Company is in the process of evaluating the impact of these statements.

Safe Harbor Statement

Certain information contained in this annual report, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the quick-service restaurant industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing heavy price discounting; changes in economic conditions; consumer perceptions of food safety; harsh weather, particularly in the first and fourth quarters; changes in consumer tastes; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; and other factors set forth in Exhibit 99 to the Company's Form 10-K filed with the Securities and Exchange Commission.



Wendy's Domestic and International Restaurants

-----------------------------------------------------------------------------------------------------
                                                              Wendy's
                                     Total Wendy's       Company Operated    Wendy's Franchised
-----------------------------------------------------------------------------------------------------
                                  1997   1996   1995    1997   1996   1995   1997    1996    1995
-----------------------------------------------------------------------------------------------------
Open at beginning of year        4,933  4,667  4,411    1,315  1,311  1,264  3,618  3,356  3,147
Opened                             371    343    333       97     89     98    274    254    235
Closed                             (97)   (77)   (77)     (15)   (10)   (14)   (82)   (67)   (63)
Acquisitions within the system     261    283    203       33    104     83    228    179    120
Dispositions within the system    (261)  (283)  (203)    (228)  (179)  (120)   (33)  (104)   (83)
-----------------------------------------------------------------------------------------------------
Open at end of year              5,207  4,933  4,667    1,202  1,315  1,311  4,005  3,618  3,356
-----------------------------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

     Years ended December 28, 1997, December 29, 1996 and December 31, 1995

----------------------------------------------------------------------------------------------------
(In thousands, except per share data)                  1997           1996               1995
---------------------------------------------------------------------------------------------------
REVENUES
  Retail sales                                    $ 1,651,689      $ 1,566,888       $ 1,461,880
  Franchise revenues                                  385,641          330,256           284,400
---------------------------------------------------------------------------------------------------
                                                    2,037,330        1,897,144         1,746,280
---------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
  Cost of sales                                     1,026,026          976,666           890,363
  Company restaurant operating costs                  389,534          379,404           351,062
  Operating costs                                      63,175           54,710            60,216
  General and administrative expenses (Note 2)        232,983          136,461           136,424
  Depreciation and amortization of property
    and equipment                                      95,638           88,957            80,573
  Other (income) expense                                6,899             (683)            2,595
  Special charges                                                                         49,672

  Interest, net                                         3,604            6,812            10,230
---------------------------------------------------------------------------------------------------
                                                    1,817,859        1,642,327         1,581,135
---------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                            219,471          254,817           165,145
INCOME TAXES                                           88,972           98,869            55,075
---------------------------------------------------------------------------------------------------
Net income                                        $   130,499      $   155,948       $   110,070
---------------------------------------------------------------------------------------------------

BASIC EARNINGS PER COMMON SHARE                   $       .99      $      1.23       $       .93
---------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                 $       .97      $      1.19       $       .88
---------------------------------------------------------------------------------------------------
DIVIDENDS PER COMMON SHARE                        $       .24      $       .24       $       .24
---------------------------------------------------------------------------------------------------
BASIC SHARES                                          131,595          126,461           118,934
---------------------------------------------------------------------------------------------------
DILUTED SHARES                                        140,738          133,684           130,164
---------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements

          WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEET

                                                                                December 28, 1997 and December 29, 1996
-----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                              1997                   1996
=======================================================================================================================

ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                                   $   234,262                 $  218,956
     Accounts receivable, net                                                         66,755                     53,250
     Notes receivable, net                                                            13,897                     11,003
     Deferred income taxes                                                            31,007                     15,760
     Inventories and other                                                            35,633                     37,994
-----------------------------------------------------------------------------------------------------------------------
                                                                                     381,554                    336,963
-----------------------------------------------------------------------------------------------------------------------
  PROPERTY AND EQUIPMENT, NET                                                      1,265,500                  1,207,944
  NOTES RECEIVABLE, NET                                                              178,681                    118,994
  GOODWILL, NET                                                                       51,346                     51,636
  DEFERRED INCOME TAXES                                                               15,117                     12,938
  OTHER ASSETS                                                                        49,482                     52,959
-----------------------------------------------------------------------------------------------------------------------
                                                                                 $ 1,941,680                $ 1,781,434
=======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable                                                            $   107,157                $   108,629
     Accrued expenses
       Salaries and wages                                                             31,377                     24,741
       Taxes                                                                          21,615                     18,502
       Insurance                                                                      30,899                     30,337
       Other                                                                          14,415                     18,874
     Current portion of long-term obligations                                          7,151                      6,681
-----------------------------------------------------------------------------------------------------------------------

                                                                                     212,614                    207,764
-----------------------------------------------------------------------------------------------------------------------
  LONG-TERM OBLIGATIONS
     TERM DEBT                                                                       205,872                    197,622
     Capital leases                                                                   43,891                     44,206
-----------------------------------------------------------------------------------------------------------------------

                                                                                     249,763                    241,828
-----------------------------------------------------------------------------------------------------------------------

  DEFERRED INCOME TAXES                                                               81,017                     62,956
  OTHER LONG-TERM LIABILITIES                                                         14,052                     12,114
  COMMITMENTS AND CONTINGENCIES
  COMPANY-OBLIGATED MANDATORILY REDEEMABLE
     PREFERRED SECURITIES OF SUBSIDIARY WENDY'S FINANCING I,
     HOLDING SOLELY WENDY'S CONVERTIBLE DEBENTURES                                   200,000                    200,000

  SHAREHOLDERS' EQUITY
     Preferred stock, authorized: 250,000 shares
     Common stock, $.10 stated value per share, authorized: 200,000,000 shares
        Issued: 115,946,000 and 113,148,000 shares, respectively                      11,595                     11,315
     Capital in excess of stated value                                               353,327                    312,570
     Retained earnings                                                               839,215                    740,311
     Translation adjustments and other                                               (18,191)                    (5,712)
-----------------------------------------------------------------------------------------------------------------------

                                                                                   1,185,946                  1,058,484
     Treasury stock, at cost: 129,000 shares                                          (1,712)                    (1,712)
-----------------------------------------------------------------------------------------------------------------------
                                                                                   1,184,234                  1,056,772
-----------------------------------------------------------------------------------------------------------------------
                                                                                 $ 1,941,680                $ 1,781,434
=======================================================================================================================
See accompanying Notes to the Consolidated Financial Statements

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   Years ended December 28, 1997, December 29, 1996 and December 31, 1995
-------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                          1997                 1996                  1995
=========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                   $ 130,499            $ 155,948            $  110,070
        Adjustments to reconcile net income to net cash
              provided by operating activities
        Depreciation and amortization                                  104,529               94,981                84,452
        Deferred income taxes                                              802               23,394                (4,393)
        Gain from restaurant dispositions, net                         (80,460)             (63,190)              (37,810)
        Loss (gain) on other asset dispositions, net                    60,416                 (124)                  760
        Net reserves for receivables and other contingencies               352               (8,855)               15,424
        Changes in operating assets and liabilities net of effects of acquisitions and dispositions of restaurants
                        Accounts and notes receivable                  (21,101)              (3,443)              (11,091)
                        Inventories and other                           (1,476)              (6,476)               (1,245)
                        Accounts payable and accrued expenses            6,391               (6,956)                7,370
        Decrease (increase) in other assets                             12,048                 (571)               (3,243)
        Other changes, net                                              11,402                5,220                 4,603
-------------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities               223,402              189,928               164,897
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from restaurant dispositions                           68,017               67,140                38,994
        Proceeds from other asset dispositions                          25,876               30,951                19,139
        Capital expenditures                                          (294,552)            (307,284)             (217,532)
        Acquisition of franchises                                      (10,226)             (59,119)              (42,746)
        Principal payments of notes receivable                          17,265               11,576                 1,418
        Other investing activities                                      (7,359)              (5,253)               12,990
-------------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                 (200,979)            (261,989)             (187,737)
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of trust preferred securities                                200,000
        Proceeds from issuance of term debt                                                                       285,410
        Proceeds from issuance of common stock                          30,567               12,192                20,653
        Principal payments on long-term obligations                     (6,089)             (29,434)             (169,017)
        Dividends paid on common stock                                 (31,595)             (30,436)              (24,565)
        Payments on amounts due officer, net                                                (63,221)               (5,057)
        Other financing activities                                                           (4,211)                1,904
-------------------------------------------------------------------------------------------------------------------------
                Net cash (used) provided by financing activities        (7,117)              84,890               109,328
-------------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                   15,306               12,829                86,488
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       218,956              206,127               119,639
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 234,262            $ 218,956             $ 206,127
=========================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------------------------------------------------------------------------------
        Interest paid                                                $  29,186            $  30,556             $  19,939
-------------------------------------------------------------------------------------------------------------------------
        Income taxes paid                                               79,941               71,840                53,364
-------------------------------------------------------------------------------------------------------------------------
        Debt converted to common stock                                                       98,714                    84
-------------------------------------------------------------------------------------------------------------------------
        Capital lease obligations incurred                               6,811                6,156                 7,717
-------------------------------------------------------------------------------------------------------------------------
        Notes receivable from restaurant dispositions                   70,839               53,231                39,070
-------------------------------------------------------------------------------------------------------------------------
        Acquisition of franchises
-------------------------------------------------------------------------------------------------------------------------
                Fair value of assets acquired                           19,106               64,803                67,291
-------------------------------------------------------------------------------------------------------------------------
                Cash paid                                               10,226               59,119                42,746
-------------------------------------------------------------------------------------------------------------------------
                Liabilities assumed                                      8,880                5,684                24,850
-------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to the Consolidated Financial Statements

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                      Years ended December 28, 1997, December 29, 1996 and December 31, 1995

------------------------------------------------------------------------------------------------------------
(In thousands)                                                           1997           1996            1995
------------------------------------------------------------------------------------------------------------
COMMON STOCK AT STATED VALUE
------------------------------------------------------------------------------------------------------------
        Balance at beginning of period                             $    11,315    $    10,399    $    10,179
                Exercise of options                                        280            103            220
                Conversion of subordinated debentures                                     813
------------------------------------------------------------------------------------------------------------
        Balance at end of period                                        11,595         11,315         10,399
------------------------------------------------------------------------------------------------------------
CAPITAL IN EXCESS OF STATED VALUE
        Balance at beginning of period                                 312,570        199,804        171,888
                Exercise of options, including tax benefits             40,757         14,865         27,832
                Conversion of subordinated debentures                     --           97,901             84
------------------------------------------------------------------------------------------------------------
        Balance at end of period                                       353,327        312,570        199,804
------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
        Balance at beginning of period                                 740,311        614,799        529,294
                Net income                                             130,499        155,948        110,070
                Dividends paid                                         (31,595)       (30,436)       (24,565)
------------------------------------------------------------------------------------------------------------
        Balance at end of period                                       839,215        740,311        614,799
------------------------------------------------------------------------------------------------------------
TRANSLATION ADJUSTMENTS AND OTHER                                      (18,191)        (5,712)        (4,511)
------------------------------------------------------------------------------------------------------------
TREASURY STOCK, AT COST                                                 (1,712)        (1,712)        (1,712)
------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                                               $ 1,184,234    $ 1,056,772    $   818,779
============================================================================================================
COMMON SHARES
        Balance issued at beginning of period                          113,148        103,993        101,787
                Exercise of options                                      2,798          1,031          2,200
                Conversion of subordinated debentures                     --            8,124              6
------------------------------------------------------------------------------------------------------------
        Balance issued at end of period                                115,946        113,148        103,993
------------------------------------------------------------------------------------------------------------
TREASURY SHARES                                                           (129)          (129)          (129)
------------------------------------------------------------------------------------------------------------
COMMON SHARES ISSUED AND OUTSTANDING                                   115,817        113,019        103,864
------------------------------------------------------------------------------------------------------------
COMMON SHARES ISSUABLE UPON
       CONVERSION OF EXCHANGEABLE SHARES                                16,450         16,450         16,450
------------------------------------------------------------------------------------------------------------
COMMON SHARES ISSUED AND OUTSTANDING,
       INCLUDING EXCHANGEABLE SHARES                                   132,267        129,469        120,314
============================================================================================================

See accompanying Notes to the Consolidated Financial Statements
                                       19

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
    The Company's principal business is the operation and franchising of quick-service restaurants serving high-quality food. At year-end 1997, the Company and its franchise owners operated 5,207 restaurants under the name "Wendy's" in 50 states and in 33 other countries and territories. Additionally, the Company and its franchise owners operated 1,499 restaurants under the name "Tim Hortons" in Canada and 79 units in the United States.

FISCAL YEAR
    The Company's fiscal year ends on the Sunday nearest to December 31.

BASIS OF PRESENTATION
    The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
    Certain reclassifications have been made for prior years to conform with the 1997 presentation. For purposes of the Consolidated Statement of Cash Flows, the Company considers short-term investments with original maturities of three months or less as cash equivalents.
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The most significant of these estimates are related to reserves for receivables, workers' compensation claims, income taxes, useful lives of long-lived assets and contingencies. These affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.
    In 1995, special charges included the profit sharing contribution made to the sole shareholder of Hortons (prior to acquisition) of $29.6 million, and legal, accounting, and other professional fees of $4.0 million to effectuate the Hortons transaction. Also, reserves of $13.5 million for environmental issues and contigencies, and miscellaneous costs to organize Canadian operations to blend the Wendy's and Hortons concepts were included.

INVENTORIES
    Inventories, amounting to $19.3 million and $17.0 million at December 28, 1997 and December 29, 1996, respectively, are stated at the lower of cost (first-in, first-out) or market, and consist primarily of restaurant food items, new equipment and parts, and paper supplies.

PROPERTY AND EQUIPMENT
    Depreciation and amortization are recognized using the straight-line method in amounts adequate to amortize costs over the following estimated useful lives: buildings, up to 40 years; leasehold improvements, up to 25 years; restaurant equipment, up to 15 years; other equipment, up to 10 years; and property under capital leases, the primary lease term. Interest cost associated with the construction of new restaurants is capitalized, while certain other costs, such as ground rentals and real estate taxes, are generally expensed as incurred.
    Property and equipment, at cost, at each year end consisted of the following:

-----------------------------------------------------
In thousands)                     1997           1996
-----------------------------------------------------
Land                       $   335,258    $   319,284
Buildings                      601,616        532,682
Leasehold improvements         313,229        333,239
Restaurant equipment           394,702        420,288
Other equipment                 84,039         70,141
Capital leases                  74,566         74,268
-----------------------------------------------------
                             1,803,410      1,749,902
-----------------------------------------------------
Accumulated depreciation
and amortization              (537,910)      (541,958)
-----------------------------------------------------
                           $ 1,265,500    $ 1,207,944
=====================================================

GOODWILL
    Goodwill is amortized using the straight-line method over periods ranging from 10 to 40 years which, for leased restaurants, includes the original lease period plus renewal options, if applicable. The Company periodically reviews goodwill and, based upon undiscounted cash flows, recognizes impairments when a permanent decline in value has occurred. Accumulated amortization of goodwill was $21.7 million and $19.2 million at December 28, 1997 and December 29, 1996, respectively.

NOTES RECEIVABLE
    The carrying amount of notes receivable approximates fair value.

PRE-OPENING COSTS
    Effective December 28, 1997, the Company recorded a special pretax charge of approximately $6.0 million to reflect the decision to write off all existing pre-opening costs and to thereafter expense such costs as incurred. The Company did not separately state this change ($2.5 million pretax) as a cumulative effect of a change in accounting principle due to the immaterial effect of the change. Previously, the Company capitalized certain operating costs incurred prior to the opening of a new restaurant and amortized such costs over a one-year period (see Note 2).

CAPITALIZED SOFTWARE DEVELOPMENT COSTS
    The Company capitalizes internally developed software costs which are amortized over a seven-year period. At December 28, 1997 and December 29, 1996, capitalized software development costs, net of accumulated amortization amounted to $1.0 million and $6.6 million, respectively (see Note 2).

ADVERTISING COSTS
    The Company expenses advertising costs as incurred.

FRANCHISE OPERATIONS
    The Company grants franchises to independent operators who in turn pay technical assistance/franchise fees which may include equipment, royalties, and in some cases, rents for each restaurant opened. A technical assistance/franchise fee is recorded as income when each restaurant commences operations. Royalties, based upon a percent of monthly net sales, are recognized as income on the accrual basis. The Company has established reserves related to the collection of franchise royalties and other franchise-related receivables and commitments (see Note 10).
    Franchise owners receive assistance in such areas as real estate site selection, construction consulting, purchasing and marketing from company personnel who also furnish these services to company-operated restaurants. These franchise expenses are included in general and administrative expenses.

FOREIGN OPERATIONS
    At December 28, 1997, the Company and its franchise owners operated 245 Wendy's restaurants and 1,499 Tim Hortons restaurants in Canada. Additionally, 387 Wendy's restaurants were operated by the Company and its franchise owners in other foreign countries and territories. Assets and liabilities are translated at the year-end exchange rates and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a component of shareholders' equity. The functional currency of each foreign subsidiary is the respective local currency.

NET INCOME PER SHARE
    During 1997, the Company adopted Financial Accounting Standards Number 128- "Earnings per Share". All prior year earnings per share amounts have been restated.
    Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents and company-obligated mandatorily redeemable preferred securities, when dilutive, and the elimination of related expenses, net of income taxes.
    The computation of basic and diluted earnings per common share for each year end is shown below:

----------------------------------------------------------------
(In thousands
except per share amounts)             1997       1996       1995
================================================================
Income for computation of
     basic earnings per share     $130,499   $155,948   $110,070
Interest savings on
assumed conversions                  6,034      2,759      4,727
----------------------------------------------------------------
Income for computation of
     diluted earnings per share   $136,533   $158,707   $114,797
----------------------------------------------------------------
Weighted average shares
     for computation of basic
     earnings per share            131,595    126,461    118,934
----------------------------------------------------------------
Incremental shares on
     assumed issuance and
     repurchase of stock
     options                         1,570      2,749      3,107
Assumed conversions                  7,573      4,474      8,123
----------------------------------------------------------------
Weighted average shares
     for computation of
     diluted earnings per share    140,738    133,684    130,164
----------------------------------------------------------------
Basic earnings per share          $    .99   $   1.23   $    .93
----------------------------------------------------------------
Diluted earnings per share        $    .97   $   1.19   $    .88
================================================================


NOTE 2 NON-RECURRING CHARGES
    In the fourth quarter of 1997, the Company initiated several strategic actions that resulted in pretax charges of $72.7 million, which are included in general and administrative expenses in the Consolidated Statement of Income. The charges were primarily to establish the proper value of nonproducing or underperforming assets. The Company identified 82 underperforming Wendy's restaurants of which 64 will be closed and 18 will be franchised. This plan also includes a provision for disposition of surplus property. A charge of $35.0 million was provided to write down the assets to disposal value. Also in the fourth quarter, a decision was made to implement a new enterprise-wide information technology system and a new store management system. A charge of $15.7 million was recognized to write down the existing information system to net realizable value. A decision to remove salad bars from most company operated Wendy's restaurants resulted in an asset write down of $7.1 million. All of the aforementioned assets are to be disposed of by December 31, 1998.
    The Company changed the accounting treatment for pre-opening costs at year-end 1997 to begin expensing such costs as they are incurred. Previously, the Company deferred pre-opening costs to be amortized over the first 12 months of the new restaurant's operations. The write-off of the balance of pre-opening costs was $6.0 million. The remaining $8.9 million includes provisions for various legal and international contingencies and other asset write downs.

NOTE 3 TERM DEBT

    Term debt at each year end consisted of the following:
-------------------------------------------------------------
(In thousands)                             1997         1996
=============================================================
Notes, unsecured, and
Mortgages Payable with a
weighted average interest
rate of 8.1%, due in
installments through 2010             $  13,518    $   5,023
6.35% Notes, due December 15, 2005       96,815       96,524
7% Debentures, due December 15, 2025     96,502       96,464
-------------------------------------------------------------
                                        206,835      198,011
Current portion                            (963)        (389)
-------------------------------------------------------------
                                      $ 205,872    $ 197,622
=============================================================

    The 6.35% notes and 7% debentures are unsecured and unsubordinated. They are not redeemable by the Company prior to maturity.
    In 1995, the Company entered into interest rate swaps to manage its exposure to interest rate fluctuations on the 6.35% and 7% securities issued in 1995. The Company reflects realized and unrealized gains and losses on hedging instruments as an adjustment to the carrying value of the hedged asset or liability. Accordingly, realized losses related to these interest rate swaps amounting to $3.6 million and $3.4 million, respectively, have been recorded as a reduction of the carrying value of the notes and debentures and will be amortized to interest expense over the term of the related debt.
    Based on future cash flows for all term debt, the fair value was approximately $214 million at December 28, 1997 and $191 million at December
29, 1996.

    The combined aggregate amounts of future maturities for all term debt are as follows:

---------------------------
(In thousands)
===========================
1998               $    963
1999                    981
2000                  1,017
2001                    935
2002                  1,017
Later years         201,922
---------------------------
                   $206,835
===========================

    The Company has unused contractual lines of credit aggregating $200 million from various financial institutions, generally at their respective prime rates.

    Net interest expense for each year consisted of the following:

---------------------------------------------------------------
(In thousands)                 1997          1996          1995
===============================================================
Total interest charges     $ 18,936      $ 20,257      $ 20,456
Distributions on trust
  preferred securities        9,973         2,772
Interest income             (25,305)      (16,217)      (10,226)
---------------------------------------------------------------
                           $  3,604      $  6,812      $ 10,230
===============================================================

NOTE 4 COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
    In 1996, Wendy's Financing I (the trust) issued $200,000,000 of $2.50 Term Convertible Securities, Series A (the trust preferred securities). Wendy's
Financing I, a statutory business trust, is a wholly-owned consolidated subsidiary of the Company with its sole asset being $202 million aggregate principal amount of 5% Convertible Subordinated Debentures due September 15, 2026, of Wendy's (the trust debenture).
        The trust preferred securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 5%, carry a liquidation value of $50 per share and are convertible into the Company's common shares at any time prior to the close of business on September 15, 2026, at the option of the holder. The trust preferred securities are convertible into common shares at the rate of 1.8932 common shares for each trust preferred security (equivalent to a conversion price of $26.41 per common share). The Company has executed a guarantee with regard to the trust preferred securities. The guarantee, when taken together with the Company's obligations under the trust debenture, the indenture pursuant to which the trust debenture was issued, and the applicable trust document, provides a full and unconditional guarantee of the trust's obligations under the trust preferred securities.
       Based on the quoted market price, fair value of the trust preferred securities was approximately $215 million at December 28, 1997 and $208 million at December 29, 1996.

NOTE 5 LEASES
    The Company occupies land and buildings and uses equipment under terms of numerous lease agreements expiring on various dates through 2086. Terms of land only and land and building leases are generally for 20 to 25 years. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales, when annual sales exceed specified levels. Most leases also obligate the Company to pay the costs of maintenance, insurance and property taxes.

At each year end capital leases consisted of the following:

---------------------------------------------------
(In thousands)                   1997          1996
===================================================
Buildings                    $ 74,566      $ 74,268
Accumulated amortization      (34,967)      (35,188)
---------------------------------------------------
                             $ 39,599      $ 39,080
===================================================

    At December 28, 1997, future minimum lease payments for all leases, and the present value of the net minimum lease payments for capital leases, were as follows:

-----------------------------------------------------
                                Capital     Operating
(In thousands)                   Leases        Leases
=====================================================
1998                            $ 10,014     $ 49,868
1999                               8,567       46,210
2000                               7,007       42,134
2001                               6,223       38,369
2002                               5,882       35,682
Later years                       49,451      222,939
-----------------------------------------------------
Total minimum lease payments      87,144     $435,202
-----------------------------------------------------
Amount representing interest     (37,065)
-----------------------------------------------------
Present value of net minimum
   lease payments                 50,079
Current portion                   (6,188)
----------------------------------------
                                 $43,891
========================================


    Total minimum lease payments have not been reduced by minimum sublease rentals of $3.6 million under capital leases, and $229.3 million under operating leases due in the future under noncancelable subleases.
    Rent expense for each year is included in company restaurant operating costs and amounted to:

----------------------------------------------------
(In thousands)          1997        1996        1995
====================================================
Minimum rents        $56,512     $50,806     $45,142
Contingent rents      13,737      12,817       9,709
----------------------------------------------------
                     $70,249     $63,623     $54,851
====================================================

    In connection with the franchising of certain restaurants, the Company has leased land, buildings and equipment to the related franchise owners. Most leases provide for monthly rentals based on a percentage of sales, while others provide for fixed payments with contingent rent when sales exceed certain levels. Lease terms are approximately 10 to 20 years with one or more five-year renewal options. The franchise owners bear the cost of maintenance, insurance and property taxes.
    The Company generally accounts for the building and equipment portions of the fixed payment leases as direct financing leases. The land portion of leases and leases with rents based on a percentage of sales are accounted for as operating leases.
    At each year end the net investment in financing leases, included in other assets, consisted of the following:

----------------------------------------------------------
(In thousands)                          1997          1996
Total minimum lease receipts        $ 24,708      $ 33,531
Estimated residual value               3,308         4,615
Amount representing
   unearned interest                 (12,497)      (17,727)
Current portion, included
   in accounts receivable               (888)         (931)
----------------------------------------------------------
                                    $ 14,631      $ 19,488
==========================================================

    At each year end assets leased under operating leases consisted of the following:

-----------------------------------------------------
(In thousands)                    1997           1996
=====================================================
Land                         $ 136,288      $ 116,181
Building                       314,155        234,870
Equipment                       43,468         27,626
-----------------------------------------------------
                               493,911        378,677
Accumulated amortization      (102,995)       (73,308)
-----------------------------------------------------
                             $ 390,916       $305,369
=====================================================

    At December 28, 1997, future minimum lease receipts were as follows:

-------------------------------------
                 Financing  Operating
(In thousands)    Leases       Leases
=====================================
1998            $  2,456     $ 38,982
1999               2,288       37,332
2000               2,226       35,942
2001               2,058       33,761
2002               1,952       29,869
Later years       13,728      115,318
-------------------------------------
                $ 24,708     $291,204
=====================================

    Rental income for each year is included in franchise revenues and amounted to:

-------------------------------------------------------
(In thousands)       1997          1996            1995
=======================================================
Minimum rents     $39,643       $35,267         $28,612
Contingent rents   55,968        39,622          33,542
-------------------------------------------------------
                  $95,611        $74,889        $62,154
=======================================================

NOTE 6 INCOME TAXES
    The provision for income taxes at each year end consisted of the following:

--------------------------------------------------------
(In thousands)          1997          1996          1995
========================================================
Current
   Federal          $ 54,114      $ 50,658      $ 51,641
   State and local     7,254         4,290         3,864
   Foreign            26,802        20,527         3,963
--------------------------------------------------------
                      88,170        75,475        59,468
--------------------------------------------------------
Deferred
   Federal            (3,421)       14,235         7,724
   State and local       265         1,258          (476)
   Foreign             3,958         7,901       (11,641)
--------------------------------------------------------
                         802        23,394        (4,393)
--------------------------------------------------------
                    $ 88,972      $ 98,869      $ 55,075
========================================================

    The temporary differences which give rise to deferred tax assets and liabilities at each year end consisted of the following:

---------------------------------------------------
(In thousands)                   1997          1996
===================================================

Deferred tax assets
   Lease transactions        $  4,012      $  4,049
   Reserves not currently
     deductible                30,523        13,597
   Foreign operations          11,842        12,464
   All other                    5,230         2,696
---------------------------------------------------
                               51,607        32,806
---------------------------------------------------
Valuation allowance            (4,734)       (2,585)
---------------------------------------------------
                             $ 46,873      $ 30,221
===================================================

Deferred tax liabilities
Lease transactions           $  5,854      $  7,615
Property and equipment
  basis differences            35,582        34,886
Installment sales              33,334        18,215
All other                       6,996         3,763
---------------------------------------------------
                             $ 81,766      $ 64,479
===================================================

    Deferred tax assets for foreign operations have been established primarily for net operating loss carryovers and excess capital allowances. In 1996 and 1997, the deferred tax assets related to non-Canadian foreign operations are offset by a valuation allowance.

    A reconciliation of the statutory U.S. Federal income tax rate of 35 percent to the company's effective tax rate for each year is shown below:

---------------------------------------------------------------
(In thousands)                 1997          1996          1995
===============================================================
Income taxes at
  statutory rate           $ 76,815      $ 89,186      $ 57,801
Effect of foreign
  operations                  8,891         6,090        (2,993)
State and local taxes,
  net of federal benefit      4,888         3,606         2,209
Canadian restructuring
  benefit                                                (3,936)
Other                        (1,622)          (13)        1,994
---------------------------------------------------------------
Income taxes at
effective rate             $ 88,972      $ 98,869      $ 55,075
================================================================


NOTE 7 STOCK OPTION AND SHAREHOLDER RIGHTS PLANS

    The Company has various stock option plans which provide options for certain employees and outside directors to purchase common shares of the Company. Grants of options to employees and the periods during which such options can be exercised are at the discretion of the compensation committee of the Board of Directors. Grants of options to outside directors and the periods during which such options can be exercised are specified in the plan applicable to directors and do not involve discretionary authority of the Board. All options expire at the end of the exercise period. Options are granted at the fair market value of the Company's common shares on the date of grant and no amounts applicable thereto are reflected in net income. The Company makes no recognition of the options in the financial statements, except in the earnings per share computations, until they are exercised. Pro forma disclosures are provided as if the Company adopted the cost recognition requirements under Financial Accounting Standards Number 123 (SFAS 123) - "Accounting for Stock-Based Compensation."

    On August 2, 1990, the Board of Directors adopted the WeShare Stock Option Plan (WeShare Plan), a non-qualified stock option plan to provide for grants of options equal to 10 percent of each eligible employee's earnings, with a minimum of 20 options to be made to each eligible employee annually. An aggregate of 5.4 million common shares of the Company have been reserved pursuant to the WeShare Plan.

    The options have a term of 10 years from the grant date and become exercisable in installments of 25 percent on each of the first four anniversaries of the grant date. On July 30, 1997, August 1, 1996 and August 3, 1995, approximately 572,000 options, 896,000 options and 785,000 options were granted to eligible employees at an exercise price of $27.13 per share, $17.38 per share and $18.31 per share, respectively.

    In addition, the Board of Directors also adopted the 1990 Stock Option Plan (1990 Plan) on August 2, 1990, and amended the 1990 Plan on August 1, 1991, February 23, 1994 and February 20, 1997. An aggregate of 18.5 million common shares of the Company have been reserved for issuance to key employees and outside directors under the 1990 Plan, as amended.

    On July 30, 1997, August 1, 1996 and August 3, 1995, approximately 1.6 million options, 1.4 million options and 1.3 million options were granted under the 1990 Plan at an exercise price of $27.13 per share, $17.38 per share and $18.31 per share, respectively.

    The following is a summary of stock option activity for the last three years:

--------------------------------------------------------
                           Shares Under Weighted Average
(Shares in thousands)            Option  Price Per Share
========================================================
Balance at January 1, 1995        9,654      $   11.52
   Granted                        2,262          18.28
   Exercised                     (2,200)          9.39
   Canceled                        (414)         14.78
--------------------------------------------------------
Balance at December 31,1995       9,302          13.52
   Granted                        2,994          17.77
   Exercised                     (1,031)         11.82
   Canceled                        (518)         16.16
--------------------------------------------------------
Balance at December 29 ,1996     10,747          14.74
   Granted                        2,239          26.78
   Exercised                     (2,798)         10.92
   Canceled                        (485)         18.04
--------------------------------------------------------
Balance at December 28 ,1997      9,703      $   18.46
========================================================

    Options exercisable to purchase common shares totaled 4.4 million, 5.1 million and 4.2 million at December 28, 1997, December 29, 1996 and December 31, 1995, respectively. Shares reserved under the plans at each year end were 15.4 million in 1997, 12.0 million in 1996 and 12.5 million in 1995.

    The fair value of each option granted during 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 1.1%, (2) expected volatility of 28%, (3) risk-free interest rate of 5.8% and (4) expected life of four years.

    The weighted average fair value of options granted during 1997, 1996 and 1995 was $7.73, $4.70 and $4.49, respectively.

    The following tables summarize stock options outstanding and exercisable at December 28, 1997:

(Shares in thousands)   Options Outstanding
======================================================================
                                          Weighted
                                           Average        Weighted
  Range of                                Remaining        Average
 Exercise              Options           Contractual      Exercise
  Prices            Outstanding             Life            Price
======================================================================
$  5-$15               2,927                 5.3             $   12.97
  15- 17               2,201                 8.5                 17.35
  17- 19               2,273                 7.5                 18.36
  19- 28               2,302                 9.5                 26.60
----------------------------------------------------------------------
$  5-$28               9,703                 7.5             $   18.46
======================================================================

----------------------------------------------------
(Shares in thousands) Options Exercisable
====================================================
                                          Weighted
 Range of                                  Average
 Exercise            Options              Exercise
 Prices            Exercisable              Price
====================================================
$ 5-$15               2,626               $   12.70
 15-17                  595                   17.30
 17-19                1,090                   18.31
 19-28                   43                   21.00
----------------------------------------------------
$ 5-$28               4,354               $   14.81
====================================================


    Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS 123, the Company would have recorded net income and earnings per share as follows:

--------------------------------------------------------------------------
(In millions, except per share data)        1997         1996         1995
--------------------------------------------------------------------------
Net income                              $  126.3     $  153.5     $  109.4
Basic earnings per common share         $    .96     $   1.21     $    .92
Diluted earnings per common share       $    .94     $   1.17     $    .88
==========================================================================


    The impact of applying SFAS 123 in this pro forma disclosure is not indicative of future amounts. SFAS 123 does not apply to grants prior to 1995, and additional grants in future years are anticipated.

    The Company has a Shareholder Rights Plan (Rights Plan) under which one preferred stock purchase right (Right) was distributed as a dividend for each outstanding common share. Each Right entitles a shareholder to buy one ten-thousandth of a share of a new series of preferred stock for $100 upon the occurrence of certain events. Rights would be exercisable once a person or group acquires 15 percent or more of the Company's common shares, or 10 days after a tender offer for 15 percent or more of the common shares is announced. No certificates will be issued unless the Rights Plan is activated.

    Under certain circumstances, all Rights holders, except the person or company holding 15 percent or more of the Company's common shares, will be entitled to purchase common shares at about half the price that such shares traded for prior to the announcement of the acquisition. Alternatively, if the Company is acquired after the Rights Plan is activated, the Rights will entitle the holder to buy the acquiring company's shares at a similar discount. The Company can redeem the Rights for one cent per Right under certain circumstances. If not redeemed, the Rights will expire on August 10, 2008.

NOTE 8 ACQUISITIONS

    During 1997, the Company acquired 25 Wendy's restaurants in the Salt Lake City market for cash and notes totaling $18.7 million. Eight other restaurants were also acquired in 1997.

    Additionally, the Company acquired 31 Rax restaurants in Ohio, West Virginia and Kentucky for $9.1 million. These sites were converted to Wendy's and Tim Hortons restaurants.

    During 1996, the Company acquired 41 Wendy's restaurants in the New York market for cash of $20.6 million and 52 Wendy's restaurants primarily in the South Carolina market for cash of $27.5 million. Eleven other restaurants were acquired for $11.0 million during 1996.

    In addition, the Company acquired 40 Roy Rogers restaurants in the New York area for $17.7 million and 44 Hardee's restaurants in the Detroit market for $24.0 million. These sites were converted to Wendy's and Tim Hortons restaurants.

    On December 29, 1995, the Company acquired all of the stock of 1052106 Ontario Limited (Ontario), formerly 632687 Alberta Ltd., the parent company of the Tim Hortons restaurant chain, for 16.45 million shares of a Canadian subsidiary of the Company exchangeable for 16.45 million common shares of Wendy's International, Inc. The exchangeable shares may be exchanged at any time until December 29, 2005, at which time they must be exchanged. Tim Hortons is the leading franchisor of bakery and coffee shops in Canada. The transaction was accounted for as a pooling of interests. In connection with the acquisition, $4.0 million in professional fees to effectuate the transaction were incurred.


    Additionally during 1995, the Company acquired 33 Wendy's restaurants in the Little Rock market for cash of $37.0 million and 47 restaurants in the Pittsburgh market for $4.0 million cash and notes of $23.0 million. Three other restaurants were acquired for $1.7 million during 1995.

NOTE 9  DISPOSITIONS

    The Company franchised 228, 179 and 120 Wendy's restaurants during 1997, 1996 and 1995, respectively. These transactions resulted in pretax gains of approximately $80.5 million, $63.2 million and $37.8 million in 1997, 1996 and 1995, respectively, and are included in franchise revenues.

    Notes receivable related to dispositions were $166.7 million at December 28, 1997 and $103.4 million at December 29, 1996.

NOTE 10 COMMITMENTS AND CONTINGENCIES

    At December 28, 1997 and December 29, 1996, the Company's reserves established for doubtful royalty receivables were $2.0 million in both years. Reserves related to possible losses on notes receivable, real estate, guarantees, claims and contingencies involving franchisees totaled $5.8 million at December 28, 1997 and $6.7 million at December 29, 1996. These reserves are included in accounts receivable, notes receivable and other accrued expenses.

    The Company has guaranteed certain leases and debt payments of franchise owners with average annual obligations of $9.2 million over four years. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants.

    The Company is self-insured for most workers' compensation, general liability and automotive liability losses subject to per occurrence and aggregate annual liability limitations. The Company is also self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis.

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

    The Company continues to complete environmental assessments of properties where appropriate. The amount of obligation to be incurred is uncertain, however the Company believes such obligations to be immaterial to the financial position and results of operations of the Company.

    The Company has completed an assessment of year 2000 compliance. The year 2000 issue concerns the ability of date sensitive software to properly recognize the year 2000 in calculating and processing computer system information. The Company has initiated a plan to install a new enterprise-wide information system and a new store management system, which will include new software that is year 2000 compliant. The Company has made an assessment that some existing software will need to be modified since it will not be replaced by the new information systems. The modification is expected to cost $3 million to $4 million, of which $1 million has been expensed in 1997, and the remainder will be expensed over the next two years. The new information systems are estimated to cost approximately $70 million to $80 million, a substantial portion of which will be capitalized. The Company anticipates timely completion of these projects which should mitigate the year 2000 issue. However, if the new information systems are not implemented on a timely basis and if modifications to existing systems can not be accomplished on a timely basis, there would be adverse financial and operational effects on the Company. The amount of these effects can not be ascertained at this time.

NOTE 11 RETIREMENT PLANS

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

    The Company also has supplemental retirement plans for certain key employees to replace benefits otherwise not available from the pension and profit sharing plans due to the limitations imposed under the Internal Revenue Code.
    The funded status of the pension plans for each year end consisted of the following:

-------------------------------------------------------------------------------
(In thousands)                                          1997                1996
===============================================================================
Accumulated benefit obligation:
     Vested                                         $(43,839)          $(38,120)
     Nonvested                                      $ (4,467)          $ (4,394)
Projected benefit obligation                        $(51,360)          $(45,197)
Fair value of plan assets                             53,659             48,705
Unrecognized net loss                                  2,959                355
Unrecognized prior service costs                          76              3,466
Minimum pension adjustment                              (739)
-------------------------------------------------------------------------------
Prepaid pension cost                                $  4,595           $  7,329
===============================================================================



    In determining the present value of benefit obligations, discount rates of 6.75% and 7.25% were used in 1997 and 1996, respectively. The expected long-term rate of return on assets used was 8.5% in 1997 and 1996. The assumed rate of increase in compensation levels was 8.0% for 1997 and 1996. Plan assets as of December 28, 1997 consisted of debt and equity instruments and cash equivalents.

     Net periodic pension cost for each year consisted of the following:

-------------------------------------------------------------------------
(In thousands)                           1997          1996          1995
=========================================================================
Service cost                          $ 4,583       $ 4,478       $ 3,756
Interest cost on
   projected benefit
   obligation                           3,575         3,105         2,903
Return on plan assets                  (7,743)       (5,161)       (8,580)
Net amortization                        4,902         1,930         5,533
-------------------------------------------------------------------------
                                      $ 5,317       $ 4,352       $ 3,612
=========================================================================

     The Company provided for profit sharing and supplemental retirement benefits of $4.4 million, $4.3 million and $3.6 million for 1997, 1996 and 1995, respectively.

     A minimum pension liability equal to the excess of the accumulated benefit obligation over the fair value of plan assets and liabilities already accrued is reflected in the balance sheet by recording an intangible asset and reducing shareholders' equity.

     The Company had an agreement with the former Chairman of the Board which, as a result of his death in 1996, required the Company to expense $1.3 million under this agreement in 1996.

NOTE 12 ADVERTISING COSTS

     The Wendy's National Advertising Program, Inc. (WNAP) is a not-for-profit corporation which was established to collect and administer funds contributed by the Company and all domestic franchise owners. WNAP is not a consolidated subsidiary of the Company. These contributions total 2% of net sales and are used for advertising programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Since 1993, the domestic system has agreed to increase national advertising spending from 2% to 2.5% of net sales. During 1997, 1996 and 1995, the Company contributed $32.4 million, $31.8 million and $30.3 million, respectively, to WNAP. These contributions were recognized in company restaurant operating costs. At December 28, 1997 and December 29, 1996, the Company's payable to WNAP amounted to $2.3 million and $2.5 million, respectively.

     The advertising program utilized by Hortons, known as the Ad Fund, is similar in operation to WNAP. Hortons' franchisees and company operated units are required to contribute 4% of gross sales to the Ad Fund.

     Total advertising expense of the Company, including amounts contributed to WNAP, the Ad Fund, local advertising costs and other marketing and advertising expenses, amounted to $60.9 million, $62.2 million and $62.1 million in 1997, 1996 and 1995, respectively.

NOTE 13 SEGMENT REPORTING

     The Company operates exclusively in the food-service industry. The following presents information about the company by geographic area. There were no material amounts of revenues or transfers among geographic areas.

-----------------------------------------------------------------------------------
(In thousands)    United States    International      Corporate            Total
===================================================================================
1997
Revenues           $ 1,593,409      $   443,921                         $2,037,330
Income before
  income taxes         232,708           66,677      $   (79,914)          219,471(1)
Total assets         1,617,867          287,114           36,699         1,941,680
===================================================================================
1996
Revenues           $ 1,514,819      $   382,325                         $1,897,144
Income before
  income taxes         255,791           64,804      $   (65,778)          254,817
Total assets         1,482,094          270,328           29,012         1,781,434
===================================================================================
1995
Revenues           $ 1,402,918      $   343,362                         $1,746,280
Income before
  income taxes         240,765           48,921      $  (124,541)          165,145
Total assets         1,215,810          266,672           26,679         1,509,161
===================================================================================

(1) Includes charges of $72.7 million ($50.0 million after tax), see Note 2.

NOTE 14 SUBSEQUENT EVENT

     On February 4, 1998, the Company's Board of Directors approved a program for the repurchase of up to $200 million of the Company's outstanding common shares over the next 18 to 24 months. Thereafter, the company plans to purchase shares each year in an amount to offset the dilutive effect of employee stock option grants.

                  NOTE 15 QUARTERLY FINANCIAL DATA (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
Quarter                                          First                   Second                  Third                    Fourth
(In thousands, except per share data)       1997        1996        1997        1996        1997        1996        1997(1)     1996
====================================================================================================================================
Revenues                               $ 458,884   $ 409,883   $ 540,215   $ 491,911   $ 525,501   $ 506,575   $ 512,730    $488,775
Gross profit(2)                          107,884      87,964     159,818     135,937     146,788     132,204     144,105     130,259
Net income (loss)                         24,637      19,454      56,996      49,304      52,968      46,941      (4,102)     40,249
Basic earnings per common share(3)           .19         .16         .43         .39         .40         .36        (.03)        .31
Diluted earnings per common share(3)         .19         .16         .42         .38         .39         .36        (.03)        .30
====================================================================================================================================

(1) Includes charges of $72.7 million ($50.0 million after tax), see Note 2.
(2) Total revenues less cost of sales, company restaurant operating costs, and operating costs.
(3) Amounts have been restated, see Note 1.

--------------------------------------------------------------------------------
ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    None.

PART III

--------------------------------------------------------------------------------
ITEMS 10, 11, 12, AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                    Age                  Position with Company                   Officer Since

R. David Thomas         65      Senior Chairman of the Board and Founder, Director        1969

Gordon F. Teter         54      Chairman of the Board, Chief Executive Officer and
                                President, Director                                       1987

Frederick R. Reed       49      Chief Financial Officer, General Counsel and Secretary,   1996
                                Director

John T. Schuessler      47      President and Chief Operating Officer U.S. Operations     1983

George Condos           44      Executive Vice President                                  1982

Ronald E. Musick        57      Executive Vice President, Director                        1986

Charles W. Rath         61      Executive Vice President                                  1987

Edward L. Austin        40      Senior Vice President                                     1990

John F. Brownley        55      Senior Vice President and Treasurer                       1981

Joyce L. Eufemi         51      Senior Vice President                                     1993

Stephen D. Farrar       47      Senior Vice President                                     1984

Brion G. Grube          46      Senior Vice President                                     1990

Lawrence A. Laudick     50      Senior Vice President, General Controller and             1976
                                Assistant Secretary

Jack C. Whiting         48      Senior Vice President                                     1987

Robert G. Zoeller       53      Senior Vice President                                     1991

No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer, except in the event of a change in control of the Company, as provided in the Company's Key Executive Agreements. The executive officers of the Company are appointed by the Board of Directors.

With the exception of Messrs. Teter, Reed, Schuessler, Austin, Ms. Eufemi, Mr. Grube, Mr. Laudick and Mr. Zoeller, each of the above individuals has held the same principal occupation with the Company for at least the last five years.

Mr. Teter was President of Casa Lupita Restaurants and Executive Vice President of its parent company, Ponderosa, Inc., from 1985 to 1987. Mr. Teter became a Senior Vice President of the Company in 1987 and Executive Vice President in 1988. He was named President and Chief Operating Officer in 1991. Mr. Teter assumed the title of Chief Executive Officer in 1994. He became Chairman of the Board in 1997.

Mr. Reed joined the Company in 1996 as Executive Vice President, General Counsel and Secretary. Prior to that he was a senior partner with Vorys, Sater, Seymour and Pease LLP. Mr. Reed has been a member of the Company's Board of Directors since his election in 1995. Mr. Reed was named Chief Financial Officer in 1997.

Mr. Schuessler joined the Company in 1974. He served in Company Operations as Regional Vice President from 1983 to 1984, Zone Vice President from 1984 to 1986, and Division Vice President from 1986 until 1987, when he was promoted to Senior Vice President of the Northeast Region. In 1995, Mr. Schuessler was promoted to Executive Vice President to U.S. Operations. He was named President and Chief Operating Officer U.S. Operations in 1997.

Mr. Austin joined the Company in November 1976. Before being named Senior Vice President of the Southeast Region in 1996, Mr. Austin had held the position of Division Vice President for the New Orleans Division since 1994 and for the Los Angeles Division since 1990.

Ms. Eufemi joined the Company in 1993. After holding the position of Division Vice President for both the Colonial Division and Chicago Division, she was named Senior Vice President of the Upper U.S. Region in 1995. Prior to joining the Company, Ms. Eufemi was with Nutri/System, Inc. from 1989 to 1993 as Vice President/General Manager of the Western Region.

Mr. Grube joined the Company in 1990 as Division Vice President and was promoted to Senior Vice President - Canada in 1993. Before joining the Company, he was with Imperial Savings Association from 1988 to 1990. Prior to that time, Mr. Grube spent 12 years with Pizza Hut, Inc.

Mr. Laudick joined the Company in 1976 as Assistant Controller. He was named Controller in 1977, General Controller in 1981, Vice President and General Controller in 1983 and Senior Vice President and General Controller in 1997. Mr. Laudick has also been named Assistant Secretary since 1976.

Mr. Zoeller joined the Company in 1991 as Division Vice President of the Eastern Division. Prior to joining the Company, he was a Managing Partner for Tony Roma's, A Place for Ribs from 1989 to 1991. In 1995, Mr. Zoeller was promoted to Senior Vice President of the Northeast Region.

The information required by these Items, other than the information set forth above, is omitted and incorporated herein by reference from the Company's Definitive Proxy Statement dated March 6, 1998. However, no information set forth in the Definitive Proxy Statement regarding the Report of the Compensation Committee on Executive Compensation (pages 11-14) or the performance graph (page
14) shall be deemed incorporated by reference into this Form 10-K.

PART IV

--------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) The following Consolidated Financial Statements of Wendy's International, Inc. and Subsidiaries are included in Item 14(a).

         Consolidated Statement of Income - Years ended December 28, 1997, December 29, 1996 and December 31, 1995.

         Consolidated Balance Sheet - December 28, 1997 and December 29, 1996.

         Consolidated Statement of Cash Flows - Years ended December 28, 1997, December 29, 1996 and December 31, 1995.

         Consolidated Statement of Shareholders' Equity - Years ended December 28, 1997, December 29, 1996 and December 31, 1995.

         Notes to the Consolidated Financial Statements.

     (3) Listing of Exhibits - See Index to Exhibits.

         The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

         Sample Key Executive Agreement between the Company and Mr. Thomas.

         Sample New Key Executive Agreement between the Company and Messrs. Brownley, Condos, Laudick, Rath, Reed, Schuessler, Teter, Mrs. Chesnut and Mrs. McGinnis.

         Sample New Key Executive Agreement between the Company and Messrs. Casey and Musick.

         Agreement between the Company and Mr. Teter.

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

         Description of Earnings Maximization Plan.

         Description of Management Incentive Plan.

         Supplemental Executive Retirement Plan, as amended.

         1978 Non-Qualified Stock Option Plan, as amended.

         1982 Stock Option Plan, as amended.

         1984 Stock Option Plan, as amended.

         1987 Stock Option Plan, as amended.

         1990 Stock Option Plan, as amended.

(b) The Company filed a Form 8-K on February 5, 1998 announcing (under Item 5) summary financial results for the fourth quarter and full 1997 fiscal year, certain strategic initiatives and approval of a program to repurchase up to $200 million of the Company's outstanding common shares. A copy of the press release issued February 4, 1998 was attached.

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

                                   Wendy's International, Inc.


                                   By      /s/ FREDERICK R. REED      3/23/98
                                           -------------------------------------
                                           Frederick R. Reed
                                           Chief Financial Officer,
                                           General Counsel and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R. DAVID THOMAS*      3/23/98       /s/ RONALD V. JOYCE*    3/23/98

-----------------------------------     ----------------------------------------
R. David Thomas, Senior                 Ronald V. Joyce, Director
Chairman of the Board and
Founder, Director

/s/ GORDON F. TETER*      3/23/98       /s/ FREDERICK R. REED   3/23/98

-----------------------------------     ----------------------------------------
Gordon F. Teter, Chairman of the        Frederick R. Reed, Chief Financial Officer,
Board, Chief Executive Officer and      General Counsel and Secretary, Director
President, Director

/s/ RONALD E. MUSICK*     3/23/98       /s/ PAUL D. HOUSE*              3/23/98

-----------------------------------     ----------------------------------------
Ronald E. Musick, Executive Vice        Paul D. House, Director
President, Director

/s/ LAWRENCE A. LAUDICK*  3/23/98       /s/ W. CLAY HAMNER*             3/23/98

-----------------------------------     ----------------------------------------
Lawrence A. Laudick, Senior Vice        W. Clay Hamner, Director
President, General Controller
and Assistant Secretary

/s/ ERNEST S. HAYECK*     3/23/98       /s/ JANET HILL*                 3/23/98

-----------------------------------     ----------------------------------------
Ernest S. Hayeck, Director              Janet Hill, Director

/s/ THOMAS F. KELLER*     3/23/98       /s/ TRUE H. KNOWLES*            3/23/98

-----------------------------------     ----------------------------------------
Thomas F. Keller, Director              True H. Knowles, Director

/s/ ANDREW G. McCAUGHEY*  3/23/98       /s/ FIELDEN B. NUTTER, SR.*     3/23/98

-----------------------------------     ----------------------------------------
Andrew G. McCaughey, Director           Fielden B. Nutter, Sr., Director

/s/ JAMES V. PICKETT*     3/23/98       /s/ THEKLA R. SHACKELFORD*      3/23/98

-----------------------------------     ----------------------------------------
James V. Pickett, Director              Thekla R. Shackelford, Director

                                   By      /s/ FREDERICK R. REED      3/23/98
                                           -------------------------------------
                                           Frederick R. Reed
                                           Attorney-in-Fact

REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wendy's International, Inc. and Subsidiaries as of December 28, 1997 and December 29, 1996, and the consolidated results of their operations and their cash flows for the years ended December 28, 1997, December 29, 1996 and December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Columbus, Ohio                          COOPERS & LYBRAND L.L.P.
February 4, 1998


--------------------------------------------------------------------------------
CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements of Wendy's International, Inc. and Subsidiaries on Form S-8 (File Nos. 2-67253, 2-98696, 33-18177, 2-82823, 33-36602, 33-36603, 333-9261, 333-32675 and
33-57913) of our report dated February 4, 1998 on our audits of the consolidated financial statements and financial statement schedule of Wendy's International, Inc. and Subsidiaries as of December 28, 1997 and December 29, 1996, and for the years ended December 28, 1997, December 29, 1996 and December 31, 1995, which report is included in this Annual Report on Form 10-K.


Columbus, Ohio                          COOPERS & LYBRAND L.L.P.
March 23, 1998

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (in thousands)

                                         Balance at  Charged (Credited)               Balance at
                                          Beginning     to Costs &      Additions       End of
       Classification                      of Year       Expenses    (Deductions)(a)     Year

Fiscal year ended December 28, 1997:
Reserve for royalty receivables           $  2,044       $     71       $   (153)      $  1,962

Reserve for possible franchise-
related losses & contingencies               6,630            109           (856)         5,883
                                          --------       --------       --------       --------

                                          $  8,674       $    180       $ (1,009)      $  7,845
                                          --------       --------       --------       --------

Fiscal year ended December 29, 1996:
Reserve for royalty receivables           $  3,579       $ (1,294)      $   (241)      $  2,044

Reserve for possible franchise-
related losses & contingencies               7,231          1,011         (1,612)         6,630
                                          --------       --------       --------       --------

                                          $ 10,810       $   (283)      $ (1,853)      $  8,674
                                          --------       --------       --------       --------

Fiscal year ended December 31, 1995:
Reserve for royalty receivables           $  4,315       $     48       $   (784)      $  3,579

Reserve for possible franchise-
related losses & contingencies               6,479          1,474           (722)         7,231
                                          --------       --------       --------       --------

                                          $ 10,794       $  1,522       $ (1,506)      $ 10,810
                                          ========       ========       ========       ========

(a) Primarily represents reserves written off or reversed or transferred due to the resolution of certain franchise situations.

Year-end balances are reflected in the Consolidated Balance Sheet as follows:

                                              December 28, December 29,  December 31,
                                                  1997        1996          1995
                                                -------      -------      -------

Deducted from accounts receivable               $ 5,979      $ 4,339      $ 7,363
Deducted from notes receivable - current            106          480          642
Deducted from notes receivable - long-term        1,255        2,355        2,516
Included in accrued expenses - other                505        1,500          289
                                                -------      -------      -------
                                                $ 7,845      $ 8,674      $10,810
                                                =======      =======      =======

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
                December 15, 2025 and December 15, 2005,
                respectively

        (b)     Indenture for subordinated debt securities      Incorporated herein by reference from
                between the Company and NBD Bank, as            Exhibit 4(a) of Form 10-Q for the quarter
                trustee.                                        ended September 29, 1996.

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

        (i)     Amended and Restated Rights Agreement           Incorporated herein by reference from
                between the Company and American Stock          Amendment No. 2 to Form 8-A/1A Registration
                Transfer and Trust Company                      Statement, File No. 1-8116.

        10(a)   Sample Key Executive Agreement between          Incorporated herein by reference from
                the Company and Mr. Thomas. The                 Exhibit 10(a) of Form 10-K for the year
                Employment Term is ten years for Mr.            ended January 3, 1993.
                Thomas.

        (b)     Sample New Key Executive Agreement              Incorporated herein by reference from
                between the Company and Messrs.                 Exhibit 10(b) of Form 10-K for the year
                Brownley, Condos, Laudick, Rath, Reed,          ended January 3, 1993.
                Schuessler, Teter, Mrs. Chesnut and
                Mrs. McGinnis

        (c)     Sample New Key Executive Agreement              Incorporated herein by reference from
                between the Company and Messrs. Casey           Exhibit 10(c) of Form 10-K for the year
                and Musick                                      ended January 3, 1993.

        (d)     Agreement between the Company                   Incorporated herein by reference from
                and Mr. Teter                                   Exhibit 10(e) of Form 10-K for the year
                                                                ended January 1, 1995.

        (e)     Employment Agreement between The                Incorporated herein by reference from
                TDL Group Ltd. (a subsidiary of the             Exhibit 10(f) of Form 10-K for the year
                Company) and Ronald Vaughn Joyce                ended December 31, 1995.

* Neither the Company nor its subsidiaries are party to any other instrument with respect to long-term debt for which securities authorized thereunder exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.

        (f)     Amendment to Employment Agreement               Incorporated herein by reference from
                between The TDL Group Ltd. (a subsidiary        Exhibit 10 of Form 10-Q for the quarter
                of the Company) and Ronald Vaughn Joyce         ended March 31, 1996.

        (g)     Senior Executive Earnings                       Incorporated herein by reference from the
                Maximization Plan                               Company's Definitive Proxy Statement,
                                                                dated March 11, 1994.

        (h)     Description of Earnings                         Incorporated herein by reference from
                Maximization Plan                               Exhibit 10(f) of Form 10-K for the year
                                                                ended January 3, 1993.

        (i)     Description of Management Incentive Plan        38

        (j)     Supplemental Executive Retirement Plan,         Incorporated herein by reference from
                as amended                                      Exhibit 10(j) of Form 10-K for the year
                                                                ended December 31, 1995.

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

        (l)     1982 Stock Option Plan, as amended              Incorporated herein by reference from
                                                                the Company's Definitive Proxy
                                                                Statement, dated March 11, 1994.

        (m)     1984 Stock Option Plan, as amended              Incorporated herein by reference from
                                                                the Company's Definitive Proxy
                                                                Statement, dated March 11, 1994.

        (n)     1987 Stock Option Plan, as amended              Incorporated herein by reference from
                                                                the Company's Definitive Proxy
                                                                Statement, dated March 11, 1994.

        (o)     1990 Stock Option Plan, as amended              Incorporated herein by reference from
                                                                the Company's Definitive Proxy
                                                                Statement, dated March 5, 1997.

        21      Subsidiaries of the Registrant                  39

        23      Consent of Coopers & Lybrand L.L.P.             Incorporated by reference to page 33
                                                                of this Form 10-K.

        24      Powers of Attorney                              40-54

        99      Safe harbor under the Private Securities        55-56
                Litigation Reform Act of 1995