Form 10-Q
period 1998-03-29
WENDYS INTERNATIONAL INC
filed 1998-05-11
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________to________________________

Commission File Number 1-8116
                       ------

                  WENDY'S INTERNATIONAL, INC.
-----------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

            Ohio                                          31-0785108
-------------------------------                      ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio  43017-0256
-------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code          614-764-3100
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
                                      -----  -----

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at May 3, 1998
--------------------------------             --------------------------
Common shares, $.10 stated value                 131,283,000 shares

Exhibit index on page 14.



                                    1 of 16

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                              Pages
                                                                                              -----
PART I:       Financial Information

       Item 1.     Financial Statements:

           Consolidated Statement of Income for the quarters ended
              March 29, 1998 and March 30, 1997                                                 3

           Consolidated Balance Sheet as of March 29, 1998
              and December 28, 1997                                                           4 - 5

           Consolidated Statement of Cash Flows for the quarters
              ended March 29, 1998 and March 30, 1997                                           6

            Notes to the Consolidated Financial Statements                                    7 - 8

       Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                                            9 - 11

PART II:      Other Information

       Item 6.                                                                                 12

       Signature                                                                               13

       Index to Exhibits                                                                       14

Exhibit 99 - Safe Harbor under the Private Securities Litigation                             15 - 16
                  Reform Act of 1995

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                               (In thousands, except per share data)
                                                               QUARTER ENDED             QUARTER ENDED
                                                               MARCH 29, 1998           MARCH 30, 1997
                                                               --------------           --------------
REVENUES
    Retail sales.....................................               $381,588                  $386,125
    Franchise revenues...............................                 73,985                    72,759
                                                                    --------                  --------
                                                                     455,573                   458,884
                                                                    --------                  --------
COSTS AND EXPENSES
    Cost of sales....................................                242,691                   241,819
    Company restaurant operating costs...............                 91,206                    95,151
    Operating costs..................................                 14,551                    14,030
    General and administrative expenses..............                 43,168                    38,474
    Depreciation and amortization
      of property and equipment......................                 24,754                    23,854
    Other (income) expense...........................                     (9)                    3,622
    Interest, net....................................                   (182)                    1,677
                                                                    --------                  --------
                                                                     416,179                   418,627
                                                                    --------                  --------

INCOME BEFORE INCOME TAXES...........................                 39,394                    40,257
INCOME TAXES.........................................                 15,560                    15,620
                                                                    --------                  --------
NET INCOME...........................................               $ 23,834                  $ 24,637
                                                                    ========                  ========

BASIC EARNINGS PER COMMON SHARE......................                   $.18                      $.19
                                                                        ====                      ====

DILUTED EARNINGS PER COMMON SHARE....................                   $.18                      $.19
                                                                        ====                      ====

DIVIDENDS PER COMMON SHARE ..........................                   $.06                      $.06
                                                                        ====                      ====

BASIC SHARES.........................................                132,198                   130,848
                                                                     =======                   =======

DILUTED SHARES.......................................                141,023                   140,055
                                                                     =======                   =======

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                 (In thousands)
                                                      MARCH 29, 1998         DECEMBER 28, 1997
                                                      --------------         -----------------
                                                       (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents.............            $  202,827                     $  234,262
    Accounts receivable, net..............                64,008                         66,755
    Notes receivable, net.................                12,615                         13,897
    Deferred income taxes.................                31,652                         31,007
    Inventories and other.................                33,268                         35,633
                                                      ----------                     ----------
                                                         344,370                        381,554
                                                      ----------                     ----------

PROPERTY AND EQUIPMENT....................             1,823,134                      1,803,410
    Accumulated depreciation and
      amortization........................              (552,700)                      (537,910)
                                                      ----------                     ----------
                                                       1,270,434                      1,265,500
                                                      ----------                     ----------

NOTES RECEIVABLE, NET.....................               177,801                        178,681
GOODWILL, NET.............................                52,567                         51,346
DEFERRED INCOME TAXES.....................                15,888                         15,117
OTHER ASSETS..............................                51,669                         49,482
                                                      ----------                     ----------
                                                      $1,912,729                     $1,941,680
                                                      ==========                     ==========



The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                (In thousands)
                                                                   MARCH 29, 1998         DECEMBER 28, 1997
                                                                   --------------         -----------------
                                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable.................................                $   73,605                   $  107,157
    Accrued expenses:
       Salaries and wages............................                    22,129                       31,377
       Taxes.........................................                    19,449                       21,615
       Insurance.....................................                    32,438                       30,899
       Other.........................................                    18,854                       14,415
    Current portion of long-term
       obligations...................................                     7,115                        7,151
                                                                     ----------                   ----------
                                                                        173,590                      212,614
                                                                     ----------                   ----------
LONG-TERM OBLIGATIONS
    Term debt........................................                   205,724                      205,872
    Capital leases...................................                    43,858                       43,891
                                                                     ----------                   ----------
                                                                        249,582                      249,763
                                                                     ----------                   ----------

DEFERRED INCOME TAXES................................                    83,432                       81,017
OTHER LONG-TERM LIABILITIES..........................                    14,672                       14,052

COMMITMENTS AND CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF WENDY'S
   FINANCING I.......................................                   200,000                      200,000

SHAREHOLDERS' EQUITY
    Preferred stock,
      Authorized:  250,000 shares
    Common stock, $.10 stated value
      Authorized:  200,000,000 shares
      Issued: 116,156,000 and
        115,946,000 shares, respectively.............                    11,616                       11,595
    Capital in excess of stated value................                   356,296                      353,327
    Retained earnings................................                   855,072                      839,215
    Translation adjustments and other................                   (14,370)                     (18,191)
                                                                     ----------                   ----------
                                                                      1,208,614                    1,185,946
    Treasury stock at cost: 859,000 and 129,000
      shares, respectively...........................                   (17,161)                      (1,712)
                                                                     ----------                   ----------
                                                                      1,191,453                    1,184,234
                                                                     ----------                   ----------
                                                                     $1,912,729                   $1,941,680
                                                                     ==========                   ==========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                           (In thousands)
                                                               QUARTER ENDED              QUARTER ENDED
                                                               MARCH 29, 1998             MARCH 30, 1997
                                                               --------------             --------------
NET CASH PROVIDED BY OPERATING
    ACTIVITIES.......................................             $ 30,840                    $ 42,761
                                                                  --------                    --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from asset dispositions.................               16,609                       6,963
    Capital expenditures.............................              (56,600)                    (88,330)
    Acquisition of franchises........................               (1,537)                       (307)
    Payments on notes receivable.....................                4,097                          30
    Other investing activities.......................               (2,251)                     (1,289)
                                                                  --------                    --------
      Net cash used in investing activities..........              (39,682)                    (82,933)
                                                                  --------                    --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock...........                2,517                      17,944
    Repurchase of common shares......................              (15,449)                        -
    Principal payments on long-term obligations......               (1,727)                     (1,528)
    Dividends paid on common stock...................               (7,934)                     (7,877)
                                                                  --------                    --------
      Net cash (used in) provided by financing
        activities...................................              (22,593)                      8,539
                                                                  --------                    --------
DECREASE IN CASH AND CASH EQUIVALENTS................              (31,435)                    (31,633)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....              234,262                     218,956
                                                                  --------                    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........             $202,827                    $187,323
                                                                  ========                    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid....................................             $  4,010                    $  3,740
    Capitalized lease obligations incurred...........                1,169                         -
    Notes receivable from restaurant disposition.....                  -                         6,836
    Income taxes paid................................               14,478                       2,400
    Acquisition of franchises:
      Fair value of assets acquired, net.............                1,612                         307
      Cash paid......................................                1,537                         307
      Liabilities assumed............................                   75                         -

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. MANAGEMENT'S STATEMENT
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Wendy's International, Inc. and Subsidiaries (the Company) at March 29, 1998 and December 28, 1997 and the results of operations, cash flows and comprehensive income (see Note 4) for the quarters ended March 29, 1998 and March 30, 1997. The Notes to the Consolidated Financial Statements which are contained in the 1997 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

NOTE 2. ACQUISITIONS AND DISPOSITIONS
     In the first quarter of 1998 and 1997, two restaurants were franchised for a net pretax gain of $266,000 and 36 restaurants for a net pretax gain of $6.7 million, respectively.

     In the first quarter of 1997, the Company acquired 31 Rax restaurants in Ohio and West Virginia for conversion to Wendy's and Tim Hortons (Hortons) restaurants. The purchase price was $8.9 million.

NOTE 3. NET INCOME PER SHARE
     Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents and assumed conversion of company-obligated mandatorily redeemable preferred securities and the elimination of related expenses, net of income taxes.

     The computation of basic and diluted earnings per common share for the quarters ended March 29, 1998 and March 30, 1997 is shown below:

                                                                   QUARTER ENDED             QUARTER ENDED
                                                                  MARCH 29, 1998             MARCH 30, 1997
                                                                  --------------             --------------
                                                                    (In thousands, except per share data)
             Income for computation of basic earnings
               per share...................................           $ 23,834                   $ 24,637
             Interest savings on assumed conversions.......              1,534                      1,552
                                                                      --------                   --------
             Income for computation of diluted
               earnings per share..........................           $ 25,368                   $ 26,189
                                                                      ========                   ========
             Weighted average shares for computation
               of basic earnings per share.................            132,198                    130,848
             Incremental shares on assumed issuance
               and repurchase of stock options.............              1,252                      1,634
             Assumed conversions...........................              7,573                      7,573
                                                                      --------                   --------
             Weighted average shares for computation
               of diluted earnings per share...............            141,023                    140,055
                                                                      ========                   ========

             Basic earnings per share......................               $.18                       $.19
                                                                          ====                       ====

             Diluted earnings per share....................               $.18                       $.19
                                                                          ====                       ====

NOTE 4.  STATEMENT OF COMPREHENSIVE INCOME
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards Number 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be shown in the financial statements. The adoption of SFAS 130 did not have a material effect on the Company's consolidated financial statements.

The components of other comprehensive income and total comprehensive income for the quarters ended March 29, 1998 and March 30, 1997 are as follows:

                                                                              QUARTER ENDED              QUARTER ENDED
                                                                              MARCH 29, 1998            MARCH 30, 1997
                                                                              --------------            --------------
                                                                                           (In thousands)
         Net income..................................................             $23,834                     $24,637

         Other comprehensive income:
         Translation adjustments (net of taxes of $2,450
           and $1,203, respectively).................................               3,752                      (1,767)
         Other (net of taxes of $55 and $165, respectively)..........                  69                        (207)
                                                                                  -------                     -------
           Total other comprehensive income .........................               3,821                      (1,974)
                                                                                  -------                     -------

         Comprehensive income........................................             $27,655                     $22,663
                                                                                  =======                     =======

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS

The Company recorded net income of $23.8 million and diluted earnings per common share of $.18 in the first quarter of 1998. In accordance with the previously announced strategy of reducing gains from franchising Wendy's restaurants the current quarter includes $266,000 of pretax gains. In contrast, 1997 included $6.7 million in pretax gains. Current net income decreased 3.3% from 1997, but improved 15.4% when asset gains are excluded from both years. Likewise, diluted earnings per common share decreased 5.3% ($.18 versus $.19) from last year, but increased 20.0% ($.18 versus $.15) when asset gains are excluded from both years.

In the fourth quarter 1997, the Company identified 64 underperforming restaurants to close and another 18 restaurants to franchise, and provided a charge for the disposition of these assets. Most of the stores identified for closure have been closed and the Company anticipates completing the closures and franchising the identified stores during the second quarter 1998. The Company repurchased 730,000 common shares during the first quarter 1998 at a cost of $15.4 million, and intends to purchase up to a total of $200 million by the year 2000. Salad bars have been removed from approximately 85% of the company operated domestic Wendy's identified for removal. All reserves established in the fourth quarter 1997 are expected to be adequate for the ultimate disposition of the related assets. This program was previously announced in February 1998.

RETAIL SALES
During the first quarter 1998, average sales increased 3.9% in Wendy's domestic company restaurants and 4.5% in local currency for Wendy's Canadian company restaurants. In addition, sales from the Tim Hortons (Hortons) warehouse increased 28% in the first quarter as the system continues to develop new stores and an average same store sales increase of 12.9%. Total retail sales were reduced however, reflecting the company domestic Wendy's restaurants franchised and closed in the past year. Domestic selling prices increased 1.0% in the first quarter of 1998.

Average net sales per domestic Wendy's restaurant for the quarters ended March 29, 1998 and March 30, 1997 were as follows:

                                              First Quarter             %
                                           1998          1997        Increase
                                           ----          ----        --------
         Company.....................    $268,300      $258,350         3.9
         Franchise...................     237,050       234,500         1.1
         Total Domestic..............     244,300       241,000         1.4

The number of systemwide restaurants open as of March 29, 1998 and March 30, 1997 was as follows:

                                                   1998             1997
                                                   ----             ----
Company...............................             1,158           1,297
Franchise.............................             4,039           3,695
                                                   -----           -----
Total Wendy's.........................             5,197           4,992
                                                   =====           =====

Total Hortons.........................             1,601           1,421
                                                   =====           =====


COST OF SALES AND RESTAURANT OPERATING COSTS
The domestic Wendy's company operating margin increased in the first quarter 1998 to 13.4% versus 13.0% for 1997. Wendy's domestic restaurant operating costs, as a percent of retail sales, decreased over 1997 reflecting lower utility costs, partly offset by increases in advertising costs.

Domestic Wendy's cost of sales, as a percent of sales, remained unchanged in 1998 compared with 1997 with lower food and paper costs offset by higher labor. Hortons warehouse cost of sales remained relatively constant as a percent of sales and total costs increased in line with sales.

FRANCHISE REVENUES
Gains from franchising Wendy's restaurants were reduced from the sale of 36 restaurants for a pretax gain of $6.7 million in the first quarter 1997 to $266,000 in pretax gains for two restaurants in 1998. Rental income increased $5.4 million over 1997 as a result of more Wendy's and Hortons franchise leased properties.

Royalties, before reserve provisions, increased $4.5 million in the first quarter 1998 over 1997. This was primarily a result of an increase of 313 Wendy's domestic average franchise restaurants open and a 1.1% increase for the first quarter in average net sales of domestic Wendy's franchise restaurants. Franchise reserves of $561,000 and $521,000 were provided in the first quarter of 1998 and 1997, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the first quarter of 1998 were 9.5% of total revenues versus 8.4% in 1997. The higher percentage reflects the revenue reduction from franchising and closing Wendy's company restaurants. The increase also reflects spending to expand Hortons in Canada and the U.S.

OTHER (INCOME) EXPENSE
The first quarter of 1997 reflected charges of $1.5 million for an arbitration decision relating to international operations, $1.2 million for store closures and $1.2 million in asset write-offs related to restaurant remodeling and conversion activity, while 1998 reflected $200,000 in asset write-offs for remodeling activity.

                               FINANCIAL CONDITION
The Company's financial condition remains solid at the end of the first quarter of 1998. The debt to equity and debt to total capitalization ratios were 21% and 17%, respectively, at March 29, 1998. Capital expenditures amounted to $57 million for 1998 compared with $88 million for 1997.


                                    OUTLOOK
The Company continues to employ its strategies as outlined in the Company's most recent Form 10-K. As was expected, competition in the quick-service restaurant industry has been intense and is expected to remain so in the future. The Company faced an extremely competitive environment, including widespread discounting in domestic markets and higher domestic labor rates. These conditions may continue in the short-term. The Company expects some produce cost pressures during the second quarter. In addition, the Wendy's company average domestic sales per restaurant will be a challenging comparison since the increase in the second quarter 1997 was 10.3% over the second quarter 1996. Emphasis continues to be on solid restaurant operations, new products, effective marketing, new restaurant development and the overall financial health of the entire system. The Company believes that its success depends on providing quality products and everyday value, not in discounting products.

The Company anticipates that up to 575 new Wendy's and Hortons restaurants will be opened systemwide (both company and franchise) during 1998. Year-to-date 1998, there were 89 new restaurants opened. Cash flow from operations, cash and investments on hand, existing revolving credit agreements and possible asset sales should adequately provide for projected cash requirements. If additional cash is needed for future acquisitions of restaurants from franchisees, repurchase of common shares, or for other corporate purposes, the Company believes it would be able to obtain additional cash through potential bank borrowing or the issuance of securities.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, Financial Accounting Standard Number 131 - "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement provides information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. This statement is effective for the year ending January 3, 1999. The Company is in the process of evaluating the impact of this statement.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The statement is effective for fiscal years beginning after December 15, 1998. The statement defines which costs of computer software developed or obtained for internal use are capital and which costs are expense. The adoption of SOP 98-1 does not materially affect the consolidated financial statements.

In February 1998, the Financial Accounting Standards Board issued Financial Accounting Standard Number 132-"Employers' Disclosure about Pensions and Other Postretirement Benefits", which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement has no impact on reported net income per common share.


                              SAFE HARBOR STATEMENT

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing heavy price discounting; changes in economic conditions; consumer perceptions of food safety; harsh weather, particularly in the first and fourth quarters; changes in consumer tastes; labor and benefit costs; legal claims; risks inherent to international development; the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; and other factors set forth in Exhibit 99 attached hereto.

                           PART II: OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a) Index to Exhibits on Page 14.

(b) The Company filed one Report on Form 8-K during the first quarter 1998. The Form 8-K filed February 5, 1998 announced summary financial results for the fourth quarter and full 1997 fiscal year, certain strategic initiatives and approval of a program to repurchase up to $200 million of the Company's outstanding common shares. A copy of the press release issued February 4, 1998 was attached.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    WENDY'S INTERNATIONAL, INC.
                                    ---------------------------
                                         (Registrant)



Date: 05/11/98                      /s/ FREDERICK R. REED
     ---------                      --------------------------------
                                    Frederick R. Reed
                                    Chief Financial Officer, General
                                    Counsel and Secretary

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS



             Exhibit
              Number                           Description                          Page No.
              ------                           -----------                          --------

                99                          Safe Harbor Under                        15-16
                                         the Private Securities
                                      Litigation Reform Act of 1995