Form 10-Q
period 1998-07-05
WENDYS INTERNATIONAL INC
filed 1998-08-18
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
For the quarterly period ended July 5, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from               to
                               -------------    -------------

Commission File Number 1-8116

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
                                       ---     ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at August 9, 1998
--------------------------------                   -----------------------------

Common shares, $.10 stated value                         127,248,000 shares

Exhibit index on page 16.

                                    1 of 20

                          WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                             INDEX
                                                                                              Pages
PART I:       Financial Information

       Item 1.     Financial Statements:

           Consolidated Statement of Income for the quarter and
              year-to-date periods ended July 5, 1998 and June 29, 1997                       3 - 4

           Consolidated Condensed Balance Sheet as of July 5, 1998
              and December 28, 1997                                                           5 - 6

           Consolidated Condensed Statement of Cash Flows for the
              year-to-date periods ended July 5, 1998 and June 29, 1997                         7

           Notes to the Consolidated Financial Statements                                     8 - 9

       Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                                10 - 13

PART II:      Other Information

       Item 1                                                                                  14

       Item 4                                                                                  14

       Item 6                                                                                  14

       Signature                                                                               15

       Index to Exhibits                                                                       16

Exhibit 99(a) - Safe Harbor under the Private Securities Litigation                          17 - 18
                Reform Act of 1995

Exhibit 99(b) - Press release announcing increase in share repurchase                        19 - 20
                program

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                          (In thousands, except per share data)
                                             14 WEEKS ENDED   13 WEEKS ENDED
                                              JULY 5, 1998     JUNE 29, 1997
                                              ------------     -------------
REVENUES
    Retail sales .......................        $435,473         $437,374
    Franchise revenues .................          94,491          102,841
                                                --------         --------
                                                 529,964          540,215
                                                --------         --------
COSTS AND EXPENSES
    Cost of sales ......................         271,415          267,283
    Company restaurant operating
      costs ............................          95,737           98,244
    Operating costs ....................          17,961           14,870
    General and administrative
      expenses .........................          46,686           38,892
    Depreciation and amortization
      of property and equipment ........          24,326           24,086
    Other (income) expense .............            (409)           1,355
    Interest, net ......................             735            1,256
                                                --------         --------
                                                 456,451          445,986
                                                --------         --------

INCOME BEFORE INCOME TAXES .............          73,513           94,229
INCOME TAXES ...........................          27,910           37,233
                                                --------         --------
NET INCOME .............................        $ 45,603         $ 56,996
                                                ========         ========

BASIC EARNINGS PER COMMON SHARE ........        $    .35         $    .43
                                                ========         ========

DILUTED EARNINGS PER COMMON SHARE ......        $    .34         $    .42
                                                ========         ========

DIVIDENDS PER COMMON SHARE .............        $    .06         $    .06
                                                ========         ========

BASIC SHARES ...........................         130,212          131,457
                                                ========         ========

DILUTED SHARES .........................         139,155          140,636
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

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                          (In thousands, except per share data)
                                             27 WEEKS ENDED   26 WEEKS ENDED
                                              JULY 5, 1998     JUNE 29, 1997
                                              ------------     -------------
REVENUES
    Retail sales .......................        $817,061         $823,499
    Franchise revenues .................         168,476          175,600
                                                --------         --------
                                                 985,537          999,099
                                                --------         --------
COSTS AND EXPENSES
    Cost of sales ......................         514,106          509,102
    Company restaurant operating
      costs ............................         186,943          193,395
    Operating costs ....................          32,512           28,900
    General and administrative
      expenses .........................          89,854           77,366
    Depreciation and amortization
      of property and equipment ........          49,080           47,940
    Other (income) expense .............            (418)           4,977
    Interest, net ......................             553            2,933
                                                --------         --------
                                                 872,630          864,613
                                                --------         --------

INCOME BEFORE INCOME TAXES .............         112,907          134,486
INCOME TAXES ...........................          43,470           52,853
                                                --------         --------
NET INCOME .............................        $ 69,437         $ 81,633
                                                ========         ========

BASIC EARNINGS PER COMMON SHARE ........        $    .53         $    .62
                                                ========         ========

DILUTED EARNINGS PER COMMON SHARE ......        $    .52         $    .60
                                                ========         ========

DIVIDENDS PER COMMON SHARE .............        $    .12         $    .12
                                                ========         ========

BASIC SHARES ...........................         131,168          131,152
                                                ========         ========

DILUTED SHARES .........................         140,054          140,345
                                                ========         ========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                     (In thousands)
                                            JULY 5, 1998     DECEMBER 28, 1997
                                            ------------     -----------------
                                            (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents ..........    $   117,432         $   234,262
    Accounts receivable, net ...........         67,800              66,755
    Notes receivable, net ..............         18,429              13,897
    Deferred income taxes ..............         32,010              31,007
    Inventories and other ..............         39,153              35,633
                                            -----------         -----------
                                                274,824             381,554
                                            -----------         -----------

PROPERTY AND EQUIPMENT .................      1,769,376           1,803,410
    Accumulated depreciation and
      amortization .....................       (535,071)           (537,910)
                                            -----------         -----------
                                              1,234,305           1,265,500
                                            -----------         -----------

NOTES RECEIVABLE, NET ..................        179,025             178,681
GOODWILL, NET ..........................         51,547              51,346
DEFERRED INCOME TAXES ..................         16,216              15,117
OTHER ASSETS ...........................         57,668              49,482
                                            -----------         -----------
                                            $ 1,813,585         $ 1,941,680
                                            ===========         ===========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                          WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED BALANCE SHEET
                                                                     (In thousands)
                                                            JULY 5, 1998     DECEMBER 28, 1997
                                                            ------------     -----------------
                                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable ................................        $   52,579         $  107,157
    Accrued expenses:
       Salaries and wages ...........................            23,342             31,377
       Taxes ........................................            21,025             21,615
       Insurance ....................................            31,986             30,899
       Other ........................................            18,893             14,415
    Current portion of long-term
       obligations ..................................             7,048              7,151
                                                             ----------         ----------
                                                                154,873            212,614
                                                             ----------         ----------
LONG-TERM OBLIGATIONS
    Term debt .......................................           205,641            205,872
    Capital leases ..................................            42,240             43,891
                                                             ----------         ----------
                                                                247,881            249,763
                                                             ----------         ----------

DEFERRED INCOME TAXES ...............................            86,658             81,017
OTHER LONG-TERM LIABILITIES .........................            12,979             14,052

COMMITMENTS AND CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF WENDY'S
   FINANCING I ......................................           200,000            200,000

SHAREHOLDERS' EQUITY
    Preferred stock,
      Authorized:  250,000 shares
    Common stock, $.10 stated value
      Authorized:  200,000,000 shares
      Issued: 116,620,000 and
        115,946,000 shares, respectively ............            11,662             11,595
    Capital in excess of stated value ...............           364,440            353,327
    Retained earnings ...............................           892,740            839,215
    Translation adjustments and other ...............           (23,752)           (18,191)
                                                             ----------         ----------
                                                              1,245,090          1,185,946
    Treasury stock at cost: 5,732,000 and 129,000
      shares, respectively ..........................          (133,896)            (1,712)
                                                             ----------         ----------
                                                              1,111,194          1,184,234
                                                             ----------         ----------
                                                             $1,813,585         $1,941,680
                                                             ==========         ==========

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                        WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                         (Unaudited)
                                                                    (In thousands)
                                                           27 WEEKS ENDED    26 WEEKS ENDED
                                                            JULY 5, 1998      JUNE 29, 1997
                                                            ------------      -------------
NET CASH PROVIDED BY OPERATING
    ACTIVITIES ......................................        $  81,140         $ 121,283
                                                             ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from asset dispositions ................           46,416            51,354
    Capital expenditures ............................         (106,151)         (144,313)
    Acquisition of franchises .......................           (4,807)             (307)
    Payments on notes receivable ....................           13,439             3,980
    Other investing activities ......................           (4,664)           (3,778)
                                                             ---------         ---------
      Net cash used in investing activities .........          (55,767)          (93,064)
                                                             ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock ..........            9,126            22,068
    Repurchase of common shares .....................         (132,184)               --
    Principal payments on long-term
      obligations ...................................           (3,335)           (2,819)
    Dividends paid on common stock ..................          (15,810)          (15,757)
                                                             ---------         ---------
      Net cash (used in) provided by financing
        activities ..................................         (142,203)            3,492
                                                             ---------         ---------
(DECREASE) INCREASE IN CASH AND CASH
      EQUIVALENTS ...................................         (116,830)           31,711
CASH AND CASH EQUIVALENTS AT BEGINNING OF
      PERIOD ........................................          234,262           218,956
                                                             ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........        $ 117,432         $ 250,667
                                                             =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
    Interest paid ...................................        $  14,599         $  14,023
    Capitalized lease obligations incurred ..........            1,391             1,251
    Notes receivable from restaurant dispositions ...            9,813            16,270
    Income taxes paid ...............................           35,372            20,394
    Acquisition of franchises:
      Fair value of assets acquired, net ............            4,887               307
      Cash paid .....................................            4,807               307
      Liabilities assumed ...........................               80                --

The accompanying Notes are an integral part of the Consolidated Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  MANAGEMENT'S STATEMENT
-------------------------------
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Wendy's International, Inc. and Subsidiaries (the Company) at July 5, 1998 and December 28, 1997 and the results of operations, cash flows and comprehensive income (see Note 4) for the 14 and 27 weeks ended July 5, 1998 and 13 and 26 weeks ended June 29, 1997. The Notes to the Consolidated Financial Statements which are contained in the 1997 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

NOTE 2.  ACQUISITIONS AND DISPOSITIONS
--------------------------------------
     In the first quarter of 1998 and 1997, two restaurants were franchised for a net pretax gain of $266,000 and 36 restaurants for a net pretax gain of $6.7 million, respectively.

     In the second quarter of 1998 and 1997, 117 Wendy's restaurants were franchised for a net pretax gain of $2.2 million and 81 restaurants for a net pretax gain of $26.4 million, respectively.

     In the first quarter of 1997, the Company acquired 31 Rax restaurants in Ohio and West Virginia for conversion to Wendy's and Tim Hortons (Hortons) restaurants. The purchase price was $8.9 million.

NOTE 3.  NET INCOME PER SHARE
-----------------------------
     Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents and assumed conversion of company-obligated mandatorily redeemable preferred securities and the elimination of related expenses, net of income taxes.

     The computations of basic and diluted earnings per common share are shown below:

                                                          14 WEEKS          13 WEEKS         27 WEEKS          26 WEEKS
                                                          ENDED             ENDED            ENDED             ENDED
                                                          JULY 5, 1998      JUNE 29, 1997    JULY 5, 1998      JUNE 29, 1997
                                                          ------------      -------------    ------------      -------------
                                                                           (In thousands, except per share data)
       Income for computation of basic earnings
         per share...................................       $ 45,603          $ 56,996         $ 69,437          $ 81,633
       Interest savings (net of taxes) on assumed
         conversions.................................          1,652             1,539            3,187             3,091
                                                            --------          --------         --------          --------
       Income for computation of diluted
         earnings per share..........................       $ 47,255          $ 58,535         $ 72,624          $ 84,724
                                                            ========          ========         ========          ========
       Weighted average shares for computation
         of basic earnings per share.................        130,212           131,457          131,168           131,152
       Incremental shares on assumed issuance
         and repurchase of stock options.............          1,370             1,606            1,313             1,620
       Assumed conversions...........................          7,573             7,573            7,573             7,573
                                                            --------          --------         --------          --------
       Weighted average shares for computation
         of diluted earnings per share...............        139,155           140,636          140,054           140,345
                                                            ========          ========         ========          ========

       Basic earnings per share......................       $    .35          $    .43         $    .53          $    .62
                                                            ========          ========         ========          ========

       Diluted earnings per share....................       $    .34          $    .42         $    .52          $    .60
                                                            ========          ========         ========          ========

NOTE 4.  STATEMENT OF COMPREHENSIVE INCOME
------------------------------------------
Effective December 29, 1997, the Company adopted Statement of Financial Accounting Standards Number 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be shown in the financial statements.

The components of other comprehensive income and total comprehensive income are shown below:

                                                                    14 WEEKS ENDED  13 WEEKS ENDED
                                                                     JULY 5, 1998    JUNE 29, 1997
                                                                     ------------    -------------
                                                                            (In thousands)
         Net income ...........................................        $45,603         $56,996

         Other comprehensive income:
         Translation adjustments (net of taxes of $6,092
           and $337, respectively) ............................         (9,570)            430
         Other (net of taxes of $150 and $159, respectively) ..            188             200
                                                                       -------         -------
           Total other comprehensive income ...................         (9,382)            630
                                                                       -------         -------

         Comprehensive income .................................        $36,221         $57,626
                                                                       =======         =======

                                                                    27 WEEKS ENDED  26 WEEKS ENDED
                                                                     JULY 5, 1998    JUNE 29, 1997
                                                                     ------------    -------------
                                                                           (In thousands)
         Net income ...........................................        $69,437         $81,633

         Other comprehensive income:
         Translation adjustments (net of taxes of $3,642
           and $866, respectively) ............................         (5,818)         (1,337)
         Other (net of taxes of $205 and $6, respectively) ....            257              (7)
                                                                       -------         -------
           Total other comprehensive income ...................         (5,561)         (1,344)
                                                                       -------         -------

         Comprehensive income .................................        $63,876         $80,289
                                                                       =======         =======

NOTE 5.  SUBSEQUENT EVENT
-------------------------
On August 17, 1998, the company's Board of Directors approved an increase in its share repurchase program by up to an additional $150 million of its outstanding common shares over the next two years. This is in addition to the program announced in February to repurchase up to $200 million of common shares as part of an integrated set of strategic initiatives. After the $150 million repurchase program has been completed, the company intends to purchase shares each year in an amount to offset the dilutive effect of employee stock options.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS
                              ---------------------

The Company recorded net income of $45.6 million and diluted earnings per common share of $.34 in the second quarter of 1998. In accordance with the previously announced strategy of reducing gains from franchising Wendy's restaurants, the current quarter includes $2.2 million of pretax gains. In contrast, the second quarter of 1997 included $26.4 million in pretax gains. Net income for the second quarter of 1998 decreased 20.0% from 1997, but improved 7.9% when asset gains are excluded from both years. Diluted earnings per common share decreased 19.0% ($.34 versus $.42) from last year, but increased 10.0% ($.33 versus $.30) when asset gains are excluded from both years. The current quarter includes 14 weeks of operations in 1998 versus 13 weeks in 1997.

The year-to-date comparison showed net income of $69.4 million and diluted earnings per common share of $.52 for 1998 and net income of $81.6 million and diluted earnings per common share of $.60 for 1997. Year-to-date pretax gains from franchising Wendy's restaurants totaled $2.4 million and $33.1 million for 1998 and 1997, respectively. Year-to-date diluted earnings per common share without asset gains increased 10.9% to $.51 for 1998 versus $.46 for 1997. The year-to-date results include 27 weeks of operations in 1998 versus 26 in 1997.

In the fourth quarter 1997, the Company identified 64 underperforming restaurants to close and identified another 18 restaurants to franchise, and provided a charge for the disposition of these assets. Sixty of the stores identified for closure have been closed and eight have been franchised. The Company repurchased 5.6 million shares during 1998 at a cost of $132.2 million and intends to purchase up to a total of $200 million by the year 2000. Salad bars have been removed from substantially all of the company operated domestic Wendy's identified for removal. All reserves established in the fourth quarter 1997 are expected to be adequate for the ultimate disposition of the related assets.

RETAIL SALES
------------
Average net sales increased 2.3% for the second quarter and 3.1% year-to-date in Wendy's domestic company restaurants. The increase in 1998 average sales was the result of the initiatives to close and franchise selected underperforming restaurants. Sales from the Tim Hortons (Hortons) warehouse increased 14% in the second quarter and 21% year-to-date as the system continues to develop new stores combined with an average same store sales increase of 10.2% for the second quarter and 11.5% year-to-date. Total retail sales decreased for the second quarter and year-to-date however, reflecting the company domestic Wendy's restaurants franchised and closed in the past year partly offset by one additional week of operations in the current year. Domestic selling prices increased .9% in the second quarter and year-to-date 1998.

Average net sales per domestic Wendy's restaurant, adjusted to eliminate the impact of the extra week, for the quarter and year-to-date periods ended July 5, 1998 and June 29, 1997 were as follows:

                                    Second Quarter                             Year-to-Date
                                    --------------                             ------------
                                                         %                                           %
                                                      Increase                                    Increase
                        1998            1997         (Decrease)     1998            1997         (Decrease)
                        ----            ----         ----------     ----            ----         ----------
Company               $298,900        $292,150          2.3       $567,500        $550,200          3.1
Franchise              264,650         270,300         (2.1)       503,250         505,150          (.4)
Total Domestic         272,150         276,100         (1.4)       517,700         517,250           .1

The number of systemwide restaurants open as of July 5, 1998 and June 29, 1997 was as follows:

                                             1998         1997
                                             ----         ----
           Company .................        1,048        1,242
           Franchise ...............        4,183        3,809
                                            -----        -----
           Total Wendy's ...........        5,231        5,051
                                            =====        =====

           Total Hortons ...........        1,585        1,442
                                            =====        =====

COST OF SALES AND RESTAURANT OPERATING COSTS
--------------------------------------------
The domestic Wendy's company operating margin decreased in the second quarter 1998 to 16.6% versus 17.2% for 1997. Year-to-date, the domestic Wendy's operating margin decreased to 15.0% from 15.2%. Wendy's domestic restaurant operating costs, as a percent of retail sales, increased over 1997 for both the quarter and year-to-date, primarily reflecting increased group insurance and higher rent expense.

Domestic Wendy's cost of sales, as a percent of sales, increased .2% in the second quarter and .1% year-to-date 1998 over 1997 reflecting higher average wage rates partly offset by lower food and paper costs. Hortons warehouse cost of sales remained relatively constant as a percent of warehouse sales and total costs of sales increased in line with retail sales.

FRANCHISE REVENUES
------------------
Gains from franchising Wendy's restaurants were reduced from the sale of 81 restaurants for a pretax gain of $26.4 million in the second quarter 1997 to $2.2 million in pretax gains for 117 restaurants in 1998. Year-to-date, 119 Wendy's restaurants were franchised for a gain of $2.4 million in 1998 versus 117 Wendy's restaurants franchised for a gain of $33.1 million in 1997. Rental income for the quarter increased $6.8 million over 1997 and $12.2 million year-to-date as a result of more Wendy's and Hortons franchise leased properties and one additional week of operations in 1998.

Royalties, before reserve provisions, increased $6.4 million in the second quarter 1998 over 1997 and $10.9 million year-to-date. This was primarily a result of an increase of 308 Wendy's domestic average franchise restaurants open for the quarter and 311 for the year-to-date period as well as one additional week of operations in 1998. Year-to-date franchise reserves recorded were $561,000 for 1998 and $1.0 million for 1997.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------
General and administrative expenses for the second quarter of 1998 were 8.8% of total revenues versus 7.2% in 1997. Year-to-date 1998 general and administrative expenses were 9.1% versus 7.7% in 1997. The higher percentage for both the quarter and year-to-date reflects the revenue reduction from franchising and closing Wendy's company restaurants. The increase also reflects spending to expand Hortons in Canada and the U.S and technology initiatives. Total dollar increases in 1998 also reflect one additional week of operations.

OTHER (INCOME) EXPENSE
----------------------
Other expense decreased $1.8 million in the second quarter 1998 from 1997 and $5.4 million year-to-date, primarily as a result of a $1.5 million charge taken in 1997 for an arbitration decision relating to international operations and decreases in expenses for store closures and asset write-offs related to restaurant remodeling and conversion activity.

INCOME TAXES
------------
The effective tax rate decreased to 38.0% in the second quarter 1998 from 39.5% in 1997 and decreased to 38.5% for the year-to-date 1998 from 39.3% in 1997, reflecting the tax effects of restructuring to provide for continuing growth at Tim Hortons.

                               FINANCIAL CONDITION
                               -------------------
The Company's financial condition remains solid at the end of the second quarter of 1998. The debt to equity and debt to total capitalization ratios were 22% and 18%, respectively, at July 5, 1998. During the year, cash of $132.2 million was used to repurchase 5.6 million shares. In addition, capital expenditures amounted to $106.2 million for 1998 compared with $144.3 million for 1997.


                                     OUTLOOK
                                     -------
  The Company continues to employ its strategies as outlined in the Company's most recent Form 10-K. As was expected, competition in the quick-service restaurant industry has been intense and is expected to remain so in the future. The Company faced an extremely competitive environment, including widespread discounting in domestic markets and higher domestic labor rates. These conditions may continue in the short-term. The Company expects some produce cost pressures during the third quarter. Emphasis continues to be on solid restaurant operations, new products, effective marketing, new restaurant development and the overall financial health of the entire system. The Company believes that its success depends on providing quality products and everyday value, not in discounting products.

  The Company anticipates that up to 575 new Wendy's and Hortons restaurants will be opened systemwide (both company and franchise) during 1998, subject to the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development. Year-to-date 1998, there were 195 new restaurants opened. Cash flow from operations, cash and investments on hand, existing revolving credit agreements and possible asset sales should adequately provide for projected cash requirements. If additional cash is needed for future acquisitions of restaurants from franchisees, repurchase of common shares, or for other corporate purposes, the Company believes it would be able to obtain additional cash through potential bank borrowing or the issuance of securities.


                                    YEAR 2000
                                    ---------
The Company has completed an assessment of year 2000 compliance. The year 2000 issue concerns the ability of date sensitive software to properly recognize the year 2000 in calculating and processing computer system information. The Company has initiated a plan to install a new enterprise-wide information system and a new store management system, which will include new software that is year 2000 compliant. The Company has made an assessment that some existing software will need to be modified since it will not be replaced by the new information systems. The modification is expected to cost $3 million to $4 million, of which $1 million was expensed in 1997 and $800,000 has been expensed year-to-date in 1998. The remainder will be expensed over the next 18 months. The new information systems are estimated to cost approximately $70 million to $80 million, a substantial portion of which will be capitalized. Both internal resources along with third party consultants are being utilized to identify, correct and test these systems for year 2000 compliance. Of the systems converted approximately 50% have been tested and put into production. It is expected that substantially all testing will be completed by the end of 1998. The Company anticipates timely completion of these projects which should mitigate the year 2000 issue. However, if the new information systems are not implemented on a timely basis and if modifications to existing systems can not be accomplished on a timely basis, there would be adverse financial and operational effects on the Company. The amount of these effects can not be ascertained at this time.

The company is currently assessing the year 2000 compliance efforts of its franchisees and suppliers.

                      RECENTLY ISSUED ACCOUNTING STANDARDS
                      ------------------------------------
In June 1997, Financial Accounting Standard Number 131 - "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement provides information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. This statement is effective for the year ending January 3, 1999. The Company is in the process of evaluating the impact of this statement.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". The statement is effective for fiscal years beginning after December 15, 1998. The statement defines which costs of computer software developed or obtained for internal use are capital and which costs are expense. The Company is currently following the provisions of this statement.

In February 1998, the Financial Accounting Standards Board issued Financial Accounting Standard Number 132-"Employers' Disclosure about Pensions and Other Postretirement Benefits", which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will have no impact on reported net income per common share.

In June 1998, Financial Accounting Standard Number 133 - "Accounting for Derivative Instruments and Hedging Activities" was issued. The statement is effective for all quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the financial statements at fair value. The Company is in the process of evaluating the impact of this statement.


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

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported by the Company, on June 9, 1997, Arthur L. Wilson, individually and purportedly on behalf of a putative class of other persons similarly situated, filed a complaint against the Company in the U.S. District Court for the Southern District of Mississippi. The complaint alleges that the Company has engaged in racial discrimination in violation of Title VII and 42 U.S.C. Section 1981. The plaintiff seeks judgment in an undetermined amount against the Company for punitive and compensatory damages (including benefits) as well as injunctive and equitable relief. Discovery is presently underway. After the plaintiff's motion to add five additional plaintiffs was denied, a second complaint was filed in the same court on July 13, 1998. The second complaint is brought by the five plaintiffs both individually and purportedly on behalf of a putative class of other persons similarly situated. The allegations in the second complaint are substantially similar to those in the Wilson action. The Company intends to defend both actions vigorously, and believes that it has meritorious defenses to the claims sought to be asserted and that the resolution of the actions will not materially affect the Company's results of operations, liquidity or financial condition. This case was last referenced in the Company's Form 10-K for the year ended December 28, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of the company's shareholders was held on April 29, 1998.

(b) The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director.

                 Director                 For              Withheld
                 --------                 ---              --------
             R. David Thomas           106,221,795         10,042,296
             Ernest S. Hayeck          106,173,524         10,090,570
             Janet Hill                106,217,634         10,046,456
             True H. Knowles           106,204,431         10,059,661
             Paul D. House             106,228,040         10,036,052

The following directors did not stand for reelection at the meeting (the year in which each director's term expires is indicated in parenthesis):
Thekla R. Shackelford (1999), Ronald E. Musick (1999), W. Clay Hamner (1999), Gordon F. Teter (1999), Frederick R. Reed (1999), Fielden B. Nutter, Sr. (2000), James V. Pickett (2000), Thomas F. Keller (2000), Ronald V. Joyce (2000) and Andrew G. McCaughey (2000).
(c) The following table sets forth the brief description of each other matter voted on the Annual Meeting and the number of votes cast for, against or abstaining from, as well as broker nonvotes on, each matter.

                                                                            Broker
                                         For        Against     Abstain    Nonvotes
                                         ---        -------     -------    --------
Ratify Coopers & Lybrand L.L.P.
  as independent public accountants
  of the company                      99,159,659   16,706,990   397,423      None


Item 6.  Exhibits and Reports on Form 8-K.

(a) Index to Exhibits on Page 16.

(b) No report on Form 8-K was filed during the quarter ended July 5, 1998.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WENDY'S INTERNATIONAL, INC.
                                   ---------------------------
                                          (Registrant)

Date:  08/18/98                    /s/ Frederick R. Reed
      ----------                   --------------------------------
                                   Frederick R. Reed
                                   Chief Financial Officer, General
                                   Counsel and Secretary

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS


Exhibit
 Number                           Description                          Page No.
 ------                           -----------                          --------

   99(a)                       Safe Harbor Under                        17-18
                            the Private Securities
                         Litigation Reform Act of 1995

   99(b)                         Press release                          19-20
                             announcing increase in
                            share repurchase program