Form 10-Q
period 1998-10-04
WENDYS INTERNATIONAL INC
filed 1998-11-18
CIK 105668

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 4, 1998
                                   ---------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from________________ to ________________

Commission File Number 1-8116
                       ------


                           WENDY'S INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  Ohio                                    31-0785108
     -------------------------------                 ----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)


     P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio 43017-0256
    -----------------------------------------------------------------------
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
                                       ---     ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at November 6, 1998
     --------------------------------       -------------------------------
     Common shares, $.10 stated value              124,447,000 shares

Exhibit index on page 18.



                                    1 of 32

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Pages
                                                                           -----
PART I: Financial Information

  Item 1. Financial Statements:

    Consolidated Condensed Statement of Income for the quarter and year-to-date periods ended October 4, 1998 and
      September 28, 1997                                                     3-4

    Consolidated Condensed Balance Sheet as of October 4, 1998
      and December 28, 1997                                                  5-6

    Consolidated Condensed Statement of Cash Flows for the
      year-to-date periods ended October 4, 1998 and
      September 28, 1997                                                       7

    Notes to the Consolidated Condensed Financial Statements                 8-9

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                       10-15

PART II: Other Information

  Item 1                                                                      16

  Item 6                                                                      16

  Signature                                                                   17

  Index to Exhibits                                                           18

Exhibit 2                                                                  19-23

Exhibit 10                                                                 24-29

Exhibit 99                                                                 30-32

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (Unaudited)


                                           (In thousands, except per share data)
                                             QUARTER ENDED     QUARTER ENDED
                                            OCTOBER 4, 1998  SEPTEMBER 28, 1997
                                            ---------------  ------------------
REVENUES
  Retail sales.............................     $388,881          $425,186
  Franchise revenues.......................       96,294           100,315
                                                --------          --------
                                                 485,175           525,501
                                                --------          --------
COSTS AND EXPENSES
  Cost of sales............................      241,756           263,654
  Company restaurant operating
    costs..................................       88,319           100,457
  Operating costs..........................       14,516            14,602
  General and administrative
    expenses...............................       46,578            39,566
  Depreciation and amortization
    of property and equipment..............       23,267            23,666
  Other expense............................           19               906
  Interest, net............................          908               593
                                                --------          --------
                                                 415,363           443,444
                                                --------          --------

INCOME BEFORE INCOME TAXES.................       69,812            82,057
INCOME TAXES...............................       26,877            29,089
                                                --------           -------
NET INCOME.................................     $ 42,935          $ 52,968
                                                ========          ========

BASIC EARNINGS PER COMMON SHARE............         $.34              $.40
                                                    ====              ====

DILUTED EARNINGS PER COMMON SHARE..........         $.33              $.39
                                                    ====              ====

DIVIDENDS PER COMMON SHARE ................         $.06              $.06
                                                    ====              ====

BASIC SHARES...............................      126,567           131,882
                                                 =======           =======

DILUTED SHARES.............................      135,182           141,191
                                                 =======           =======

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (Unaudited)

                                           (In thousands, except per share data)
                                            40 WEEKS ENDED      39 WEEKS ENDED
                                            OCTOBER 4, 1998   SEPTEMBER 28, 1997
                                            ---------------   ------------------
REVENUES
  Retail sales.............................    $1,205,942         $1,248,685
  Franchise revenues.......................       264,770            275,915
                                               ----------         ----------
                                                1,470,712          1,524,600
                                               ----------         ----------
COSTS AND EXPENSES
  Cost of sales............................       755,862            772,756
  Company restaurant operating
    costs..................................       275,262            293,852
  Operating costs..........................        47,028             43,502
  General and administrative
    expenses...............................       136,432            116,932
  Depreciation and amortization
    of property and equipment..............        72,347             71,606
  Other (income) expense...................          (399)             5,883
  Interest, net............................         1,461              3,526
                                               ----------         ----------
                                                1,287,993          1,308,057
                                               ----------         ----------

INCOME BEFORE INCOME TAXES.................       182,719            216,543
INCOME TAXES...............................        70,347             81,942
                                               ----------         ----------
NET INCOME.................................     $ 112,372         $  134,601
                                               ==========         ==========

BASIC EARNINGS PER COMMON SHARE............          $.87              $1.02
                                                     ====              =====

DILUTED EARNINGS PER COMMON SHARE..........          $.85               $.99
                                                     ====               ====

DIVIDENDS PER COMMON SHARE ................          $.18               $.18
                                                     ====               ====

BASIC SHARES...............................       129,673            131,395
                                                  =======            =======

DILUTED SHARES.............................       138,471            140,627
                                                  =======            =======

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                      (In thousands)
                                          OCTOBER 4, 1998      DECEMBER 28, 1997
                                          ---------------      -----------------
                                            (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents...............   $  102,492           $  234,262
  Accounts receivable, net................       69,579               66,755
  Notes receivable, net...................       30,476               13,897
  Deferred income taxes...................       30,011               31,007
  Inventories and other...................       35,317               35,633
                                             ----------           ----------
                                                267,875              381,554
                                             ----------           ----------

PROPERTY AND EQUIPMENT....................    1,751,103            1,803,410
  Accumulated depreciation and
   amortization...........................     (522,696)            (537,910)
                                             ----------           ----------
                                              1,228,407            1,265,500
                                             ----------           ----------

NOTES RECEIVABLE, NET.....................      171,760              178,681
GOODWILL, NET.............................       50,812               51,346
DEFERRED INCOME TAXES.....................       14,323               15,117
OTHER ASSETS..............................       61,504               49,482
                                             ----------           ----------
                                             $1,794,681           $1,941,680
                                             ==========           ==========

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.


                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                    (In thousands)
                                            OCTOBER 4, 1998    DECEMBER 28, 1997
                                            ---------------    -----------------
                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.......................      $   57,940        $  107,157
  Accrued expenses:
    Salaries and wages...................          29,784            31,377
    Taxes................................          21,026            21,615
    Insurance............................          32,782            30,899
    Other................................          40,859            14,415
  Current portion of long-term
    obligations..........................           5,798             7,151
                                               ----------        ----------
                                                  188,189           212,614
                                               ----------        ----------
LONG-TERM OBLIGATIONS
  Term debt..............................         205,548           205,872
  Capital leases.........................          40,370            43,891
                                               ----------           -------
                                                  245,918           249,763
                                               ----------        ----------

DEFERRED INCOME TAXES....................          72,125            81,017
OTHER LONG-TERM LIABILITIES..............          13,101            14,052

COMMITMENTS AND CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF WENDY'S
  FINANCING I............................         200,000           200,000

SHAREHOLDERS' EQUITY
  Preferred stock,
    Authorized: 250,000 shares
  Common stock, $.10 stated value
    Authorized: 200,000,000 shares
    Common and Exchangeable Issued:
    133,240,000 and 132,396,000 shares,
    respectively.........................          11,679            11,595
  Capital in excess of stated value......         367,395           353,327
  Retained earnings......................         928,146           839,215
  Translation adjustments and other......         (32,360)          (18,191)
                                               ----------        ----------
                                                1,274,860         1,185,946
  Treasury stock at cost: 8,784,000 and
    129,000 shares, respectively.........        (199,512)           (1,712)
                                               ----------        ----------
                                                1,075,348         1,184,234
                                               ----------        ----------
                                               $1,794,681        $1,941,680
                                               ==========        ==========

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                       (In thousands)
                                             40 WEEKS ENDED     39 WEEKS ENDED
                                            OCTOBER 4, 1998   SEPTEMBER 28, 1997
                                            ---------------   -----------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES ..............................    $ 156,396         $ 168,293
                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from asset dispositions.........       76,715            64,594
  Capital expenditures.....................     (161,465)         (215,257)
  Acquisition of franchises................       (4,827)           (6,841)
  Payments on notes receivable.............       21,520             4,987
  Other investing activities...............       (6,246)           (5,754)
                                               ---------         ---------
    Net cash used in investing activities..      (74,303)         (158,271)
                                               ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock...       11,766            28,677
  Repurchase of common and exchangeable
    shares.................................     (197,800)                -
  Principal payments on long-term
    obligations............................       (4,384)           (7,600)
  Dividends paid on common and
    exchangeable shares....................      (23,445)          (23,663)
                                               ---------         ---------
    Net cash used in financing activities..     (213,863)           (2,586)
                                               ---------         ---------
(DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS............................     (131,770)            7,436
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD.................................      234,262           218,956
                                               ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.    $ 102,492         $ 226,392
                                               =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Interest paid..........................    $  18,684         $  17,267
    Capitalized lease obligations incurred.        3,418             2,316
    Notes receivable from restaurant
      dispositions.........................        9,813            44,918
    Income taxes paid......................       51,025            54,099
    Acquisition of franchises:
    Fair value of assets acquired, net.....        4,907            19,106
    Cash paid..............................        4,827             6,841
    Liabilities assumed....................           80            12,265

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.       MANAGEMENT'S STATEMENT

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy's International, Inc. and Subsidiaries (the Company) as of October 4, 1998 and December 28, 1997 and the condensed results of operations, cash flows and comprehensive income (see Note 4) for the quarter and 40 weeks ended October 4, 1998 and quarter and 39 weeks ended September 28, 1997, respectively. The Notes to the Consolidated Condensed Financial Statements which are contained in the 1997 Form 10-K should be read in conjunction with these Consolidated Condensed Financial Statements.

NOTE 2.       ACQUISITIONS AND DISPOSITIONS

     In the first quarter of 1998 and 1997, two restaurants were franchised for a net pretax gain of $266,000 and 36 restaurants were franchised for a net pretax gain of $6.7 million, respectively. In the second quarter of 1998 and 1997, 117 Wendy's restaurants were franchised for a net pretax gain of $2.2 million and 81 restaurants were franchised for a net pretax gain of $26.4 million, respectively. In the third quarter of 1998 and 1997, 43 Wendy's restaurants were franchised for a net pretax gain of $166,000 and 56 restaurants were franchised for a net pretax gain of $21.8 million, respectively.

     In the second quarter of 1998, 35 rental properties were sold for $21.1 million, resulting in a pretax gain of $2.2 million. In the third quarter of 1998, 41 rental properties were sold for $33.2 million, resulting in a pretax gain of $11.1 million.

     In the first quarter of 1997, the Company acquired 31 Rax restaurants in Ohio and West Virginia for conversion to Wendy's and Tim Hortons (Hortons) restaurants. The purchase price was $8.9 million. In the third quarter of 1997, the Company acquired 25 restaurants in the Salt Lake City area from an existing franchise owner at a purchase price of $6.6 million.

NOTE 3.       NET INCOME PER SHARE

     Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents and assumed conversion of company obligated mandatorily redeemable preferred securities and the elimination of related expenses, net of income taxes.

     The computations of basic and diluted earnings per common share are shown below:

                                                             QUARTER           QUARTER         40 WEEKS          39 WEEKS
                                                             ENDED             ENDED           ENDED             ENDED
                                                             OCTOBER 4,        SEPTEMBER 28,   OCTOBER 4,        SEPTEMBER 28,
                                                             1998              1997            1998              1997
                                                             -------           -------         --------          --------
                                                                           (In thousands, except per share data)
       Income for computation of basic earnings
         per share...................................        $42,935           $52,968         $112,372          $134,601
       Interest savings (net of taxes) on assumed
         conversions.................................          1,612             1,539            4,799             4,617
                                                             -------           -------         --------          --------
       Income for computation of diluted
         earnings per share..........................        $44,547           $54,507         $117,171          $139,218
                                                             =======           =======         ========          ========
       Weighted average shares for computation
         of basic earnings per share.................        126,567           131,882          129,673           131,395
       Incremental shares on assumed exercise
         of stock options............................          1,042             1,736            1,225             1,659
       Assumed conversions...........................          7,573             7,573            7,573             7,573
                                                             -------           -------         --------          --------
       Weighted average shares for computation
         of diluted earnings per share...............        135,182           141,191          138,471           140,627
                                                             =======           =======         ========          ========

       Basic earnings per share......................           $.34              $.40             $.87             $1.02
                                                                ====              ====             ====             =====
       Diluted earnings per share....................           $.33              $.39             $.85              $.99
                                                                ====              ====             ====              ====

NOTE 4.       CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME

Effective December 29, 1997 the Company adopted Statement of Financial Accounting Standards Number 130 (SFAS 130), "Reporting Comprehensive Income". SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be shown in the financial statements.

The components of other comprehensive income (expense) and total comprehensive income (expense) are shown below:

                                                                              QUARTER ENDED              QUARTER ENDED
                                                                             OCTOBER 4, 1998          SEPTEMBER 28, 1997
                                                                             ---------------          ------------------
                                                                                           (In thousands)

         Net income..................................................             $42,935                     $52,968
         Other comprehensive expense:
         Translation adjustments (net of taxes of $4,974
           and $205, respectively)...................................              (7,946)                       (426)
         Other (net of taxes of $528 and $115, respectively).........                (662)                       (145)
                                                                             ---------------          ------------------
           Total other comprehensive expense ........................              (8,608)                       (571)
                                                                             ---------------          ------------------
         Comprehensive income........................................             $34,327                     $52,397
                                                                             ===============          ==================


                                                                              40 WEEKS ENDED            39 WEEKS ENDED
                                                                             OCTOBER 4, 1998          SEPTEMBER 28, 1997
                                                                             ---------------          ------------------
                                                                                           (In thousands)

         Net income..................................................            $112,372                    $134,601
         Other comprehensive expense:
         Translation adjustments (net of taxes of $8,616
           and $1,071, respectively).................................             (13,764)                     (1,763)
         Other (net of taxes of $323 and $121, respectively).........                (405)                       (152)
                                                                             ---------------          ------------------
           Total other comprehensive expense ........................             (14,169)                     (1,915)
                                                                             ---------------          ------------------
         Comprehensive income........................................             $98,203                    $132,686
                                                                             ===============          ==================

NOTE 5.       RELATED PARTY TRANSACTION

During the third quarter, the Company purchased one million exchangeable shares of WENTIM, LTD., a subsidiary of the Company, from Ronald V. Joyce. Mr. Joyce is a director of the Company. The exchangeable shares were exchangeable into one million common shares of the Company. The cash purchase price for the transaction was $21.21 per share. The closing price for a common share of the Company on the date of purchase was $21.375. Mr. Joyce continues to own 15.45 million exchangeable shares of WENTIM, LTD.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS
                              ---------------------

In the third quarter of 1998, the Company's net income was $42.9 million, and diluted earnings per common share (EPS) were $.33. The Company recorded net income of $53.0 million and diluted EPS of $.39 in the third quarter 1997. There were significant non-operating benefits to 1997 results including $21.8 million in pretax gains from franchising company operated restaurants and a nonrecurring tax benefit from writing off certain foreign investments for tax purposes which resulted in a 3.1% lower income tax rate. In 1998, 41 rental properties were disposed of, resulting in an $11.1 million pretax gain. Average restaurant sales increased in 1998 for both Wendy's and Hortons restaurants, and the domestic Wendy's operating margin improved from 15.0% to 16.4%.

Year-to-date, the Company earned net income of $112.4 million and diluted EPS of $.85 in 1998, compared with net income of $134.6 million and diluted EPS of $.99 in 1997. The pretax gains from franchising Wendy's company operated restaurants were $52.3 million higher in 1997. In 1998, pretax gains on disposition of rental properties increased $12.5 million, average sales in Wendy's and Hortons restaurants increased and the Wendy's domestic operating margin was .4% higher. The year-to-date 1998 results include 40 weeks of operations versus 39 weeks in 1997.

In the fourth quarter 1997, the Company identified 64 underperforming restaurants to close and identified another 18 restaurants to franchise, and provided a charge for the disposition of these assets. Substantially all of these stores have been closed or franchised. Salad bars identified for removal have been removed from substantially all of the company operated domestic Wendy's. Reserves established in the fourth quarter 1997 are expected to be adequate for the ultimate disposition of the related assets. The Company repurchased 8.7 million shares during 1998 at a cost of $197.8 million and intends to repurchase up to a total of $350 million by the year 2000.


RETAIL SALES
------------

Average restaurant sales increased 7.8% for the third quarter and 4.5% year-to-date in Wendy's domestic company restaurants. The increase in 1998 average sales was enhanced by the initiatives to close or franchise selected underperforming restaurants. Average same store sales in Wendy's domestic company restaurants increased approximately 2.9% in the third quarter. Sales from the Hortons warehouse increased 13% in the third quarter 1998 and 23% year-to-date as the Hortons' system continues to develop new stores combined with an average same store sales increase of 9.3% for the third quarter 1998 and 10.7% year-to-date. Total retail sales decreased for the third quarter and year-to-date, however, reflecting the company domestic Wendy's restaurants franchised or closed in the past year. For the year-to-date period, this was partly offset by one additional week of operations in the current year. Domestic selling prices increased .7% in the third quarter and increased .8% year-to-date 1998.

Average net sales per domestic Wendy's restaurant for the quarter and year-to-date periods ended October 4, 1998 and September 28, 1997 were as follows:

                                Third Quarter                                  Year-to-Date
                            ----------------------                        -----------------------
                                                            %                                               %
                              1998          1997         Increase         1998*            1997         Increase
                              ----          ----         --------         -----            ----         --------
     Company                $310,550      $288,000         7.8          $875,650        $837,850          4.5
     Franchise               270,350       265,100         2.0           770,800         770,600            -
     Total Domestic          278,450       270,900         2.8           793,550         788,350          0.7

*1998 year-to-date numbers have been adjusted to eliminate the impact of the extra week.

The number of systemwide restaurants open as of October 4, 1998 and September 28, 1997 was as follows:

                                                       1998          1997
                                                       ----          ----
           Company...............................     1,021         1,232
           Franchise.............................     4,245         3,901
                                                      -----         -----
           Total Wendy's.........................     5,266         5,133
                                                      =====         =====
           Total Hortons.........................     1,598         1,493
                                                      =====         =====

COST OF SALES AND RESTAURANT OPERATING COSTS
--------------------------------------------

The domestic Wendy's company operating margin increased in the third quarter 1998 to 16.4% versus 15.0% for 1997. Year-to-date, the domestic Wendy's operating margin increased to 15.5% in 1998 from 15.1% in 1997. Wendy's domestic restaurant operating costs, as a percent of retail sales, decreased over 1997 for the quarter, primarily reflecting lower utility and advertising costs and the leverage benefit of higher average sales.

Domestic Wendy's cost of sales, as a percent of sales, decreased .7% in the third quarter and .2% year-to-date 1998 over 1997 reflecting selling price increases, lower food and paper costs and the impact from salad bar removals, partly offset by approximately 6% higher average wage rates. Hortons warehouse cost of sales remained relatively constant as a percent of warehouse sales and total costs of sales increased in line with retail sales.


FRANCHISE REVENUES
------------------

Franchise revenues were reduced in the third quarter and year-to-date 1998 periods reflecting the lower gains from franchising company operated Wendy's restaurants. In the third quarter and year-to-date 1998 periods, 43 and 162 restaurants were franchised for pretax gains of $166,000 and $2.6 million, respectively. In 1997, there were 56 and 173 restaurants franchised for pretax gains of $21.8 million and $54.9 million, respectively. Most of the reduction in refranchising gains was offset by higher rental income, royalties and the sale of rental property in the third quarter 1998. During the quarter, pretax gains realized from franchisees purchasing properties previously leased amounted to $11.1 million in 1998 and $290,000 in 1997. Year-to-date, these pretax gains amounted to $13.1 million in 1998 and $628,000 in 1997. Rental income for the quarter increased $4.9 million over 1997 and $14.2 million year-to-date as a result of more Wendy's and Hortons franchise leased properties and one additional week of operations in the 1998 year-to-date results.

Royalties, before reserve provisions, increased $4.5 million in the third quarter 1998 over 1997 and $12.4 million for the year-to-date 1998 versus 1997. This was primarily a result of an increase of 316 Wendy's domestic average franchise restaurants open for the quarter and 312 for the year-to-date period as well as one additional week of operations in the year-to-date 1998. Average sales of Wendy's domestic franchise restaurants increased 2.0% in the third quarter over 1997 and were equal to 1997 for the year-to-date period. Year-to-date franchise reserves provided were $758,000 for 1998 and $1.0 million for 1997.


GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses for the third quarter of 1998 were 9.6% of total revenues versus 7.5% in 1997. Year-to-date 1998 general and administrative expenses were 9.3% of total revenues versus 7.7% in 1997. The higher percentage for both the quarter and year-to-date periods reflects the reduction in domestic retail sales as a result of stores franchised and closed in the past year. The higher percentage also reflects the increase in professional fees primarily related to "year 2000" compliance and other technology enhancements, and in the year-to-date, spending to support Hortons expansion in the U.S. Total dollar increases in year-to-date 1998 also reflect one additional week of operations. The increase also reflects reductions in environmental and franchise reserves and a lower bonus expense in 1997.


OTHER (INCOME) EXPENSE
----------------------

Other expense decreased $887,000 in the third quarter 1998 from 1997 and $6.3 million year-to-date, primarily as a result of a $1.5 million charge taken in 1997 for an arbitration decision relating to international operations and decreases in expenses for store closures and asset write-offs related to restaurant remodeling and conversion activity in 1997.


INCOME TAXES
------------

The effective tax rate increased to 38.5% in the third quarter 1998 from 35.4% in 1997 and increased to 38.5% for the year-to-date 1998 from 37.8% in 1997, reflecting the nonrecurring tax benefit from deducting certain foreign investments for tax purposes in the third quarter of 1997, net of the tax effects of restructuring to provide for continuing growth at Hortons.


                              COMPREHENSIVE INCOME
                              --------------------

Decreases in other comprehensive income were primarily due to the unfavorable changes in the value of the Canadian dollar compared with the U.S. dollar, in the third quarter and year-to-date periods (See Note 4).


                               FINANCIAL CONDITION
                               -------------------

The Company's financial condition remains solid at the end of the third quarter of 1998. The debt to equity and debt to total capitalization ratios were 23% and 19%, respectively, at October 4, 1998. The Company has initiated a program to attempt to maximize return on assets over the long term by redeploying assets to areas that have higher potential returns. In the fourth quarter of 1997, the Company identified underperforming restaurants, substantially all of which were to be closed or franchised in 1998. Salad bars were removed from substantially all of the company operated restaurants identified for removal. Progress has been made in implementing information technology systems in 1998. In addition, 99 rental properties were sold during 1998 for $68.8 million. Overall, assets have been reduced $147 million in the current year, and the Company plans on continuing the strategy of redeploying assets. The Company has entered into an agreement with a third party lender that permits such lender to contact the Company's franchisees having notes payable to the Company. The lender may offer to refinance such notes, generally on terms more favorable to the franchisees than existing terms, and enter into commitments to refinance such notes on or before March 31, 1999. The Company expects a substantial portion of the notes to be refinanced. In addition to receiving principal and interest as notes are refinanced, the Company will also be paid a fee by the lender. Capital generated is expected to be used for such programs as share repurchase, new restaurant development and potential acquisitions. During the year, cash of $197.8 million was used to repurchase 8.7 million shares. Capital expenditures amounted to $161.5 million for 1998 compared with $215.3 million for 1997.


                                     OUTLOOK
                                     -------

  The Company continues to employ its operating strategies as outlined in the Company's most recent Form 10-K. As was expected, competition in the quick-service restaurant industry has been intense and is expected to remain so in the future. The Company faced an extremely competitive environment, including widespread discounting in domestic markets and higher domestic labor rates. These conditions may continue in the short-term. Emphasis continues to be on solid restaurant operations, new products, effective marketing, new restaurant development and the overall financial health of the entire system. The Company believes that its success depends on providing quality products and everyday value, not in discounting products.

  The Company currently anticipates that 460 to 500 new Wendy's and Hortons restaurants will be opened systemwide (both company and franchise) during 1998, subject to the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development. The restaurant development estimate has been reduced from prior projections reflecting difficulties in opening restaurants in some international markets and some delays in domestic openings. Year-to-date 1998, there were 285 new restaurants opened. Cash flow from operations, cash and investments on hand, existing revolving credit agreements and possible asset sales should adequately provide for projected cash requirements. If additional cash is needed for future acquisitions of restaurants from franchisees, repurchase of common shares, or for other corporate purposes, the Company believes it would be able to obtain additional cash through potential bank borrowings or the issuance of securities.

                                    YEAR 2000
                                    ---------

The year 2000 issue concerns the ability of date sensitive information technology systems and non-information technology systems with embedded technology applications to properly recognize the year 2000 in calculating and processing information. The Company has undertaken several actions to identify potential issues, set priorities, develop and implement remediation plans, test and develop and, to the extent needed, implement contingency plans.

The Company has completed an assessment of year 2000 issues with respect to what it has identified as significant priorities. The Company has initiated a plan to install a new enterprise-wide information system which will include new software that is year 2000 compliant. This system is expected to be implemented during 1999. The Company has implemented a plan to remediate existing store management systems. These systems are expected to be fully implemented during 1999. The Company has made an assessment that other existing software will need to be modified since it will either not be replaced by the new information systems or replacement will not occur prior to year 2000. Internal resources and third party consultants are being utilized to identify, correct and test these systems for year 2000 compliance. Of the systems modified, approximately 64% have been tested and put into production. It is expected that substantially all testing of those systems will be completed by the end of the second fiscal quarter of 1999. The Company is currently addressing potential year 2000 issues on lower priority systems, and expects that substantially all of these systems will be year 2000 compliant by the end of 1999.

The modifications to existing software are expected to cost $3 million to $4 million, of which $1 million was expensed in 1997 and $1.2 million has been expensed year-to-date in 1998. The remainder will be expensed in the fourth quarter of fiscal 1998 and fiscal 1999. The new information system is estimated to cost approximately $50 million to $60 million, a substantial portion of which will be capitalized. All costs are expected to be funded by cash flows from operations.

The Company has initiated communications with various third parties with which it has a significant relationship to determine their readiness with respect to the year 2000 issue. These third parties include food and paper suppliers, restaurant equipment suppliers and banks. Based on responses received from most of these third parties, it appears that year 2000 issues are being addressed. The Company intends to pursue responses from the remaining third parties with which it has a significant relationship and to discuss any material year 2000 concerns that are identified. The Company intends to develop contingency plans by mid 1999 for third parties that the Company believes have material year 2000 concerns.

The Company has also been communicating with its franchisees regarding the potential business risks associated with the year 2000 issue. Among other things, these communications encouraged franchisees to address year 2000 issues and provided information that could be useful in assessing potential year 2000 issues. The Company intends to continue providing information to franchisees with respect to such issues.

The Company anticipates timely completion of its program to address year 2000 issues. However, if the new information systems are not implemented on a timely basis, modifications to existing systems cannot be accomplished on a timely basis, information technology resources do not remain available, or other unanticipated events occur, there would be adverse financial and operational effects on the Company. The amount of these effects cannot be ascertained at this time. The Company has contingency plans in place for certain of these eventualities and intends to develop other contingency plans as needed.

Although the Company has not been informed of material year 2000 issues by third parties with which it has a material relationship or franchisees, there is no assurance that these entities will be year 2000 compliant on a timely basis. Unanticipated failures or significant delays in furnishing products or services by third parties or general public infrastructure service providers, or the inability of franchisees to perform sales reporting and financial management functions or to make timely payments to the Company or suppliers, could have a material adverse effect on results of operations, financial condition and/or liquidity. The Company has contingency plans in place for certain of these eventualities (such as the ability to shift quickly to other food suppliers in the event one supplier experiences unanticipated year 2000 issues) and, to the extent possible, intends to develop other contingency plans as needed.

                      RECENTLY ISSUED ACCOUNTING STANDARDS
                      ------------------------------------

In June 1997, Financial Accounting Standard Number 131 - "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement provides information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. This statement is effective for the year ending January 3, 1999. The Company has determined it primarily operates in three segments: Domestic Wendy's, International Wendy's and Hortons.

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


                              SAFE HARBOR STATEMENT
                              ---------------------

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing heavy price discounting; changes in economic conditions; consumer perceptions of food safety; harsh weather, particularly in the first and fourth quarters; changes in consumer tastes; labor and benefit costs; legal claims; risks inherent to international development; the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully complete transactions designed to improve its return on investment; unanticipated issues related to year 2000 compliance efforts of the Company or various third parties; and other factors set forth in Exhibit 99 attached hereto.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported by the Company, on June 9, 1997, Arthur L. Wilson, individually and purportedly on behalf of a putative class of other persons similarly situated, filed a complaint against the Company in the U.S. District Court for the Southern District of Mississippi. The complaint alleges that the Company has engaged in racial discrimination in violation of Title VII and 42 U.S.C. Section 1981. The plaintiff seeks judgment in an undetermined amount against the Company for punitive and compensatory damages (including benefits) as well as injunctive and equitable relief. After the plaintiff's motion to add five additional plaintiffs was denied, a second complaint was filed in the same court on July 13, 1998. The second complaint is brought by the five plaintiffs both individually and purportedly on behalf of a putative class of other persons similarly situated. The allegations in the second complaint are substantially similar to those in the Wilson action. The Company's motion to dismiss the class claims in the Wilson action was granted, as was the Company's motion for summary judgment on the plaintiff's claims that the Company was the "employer" of employees of its franchisees. The Company has tentatively settled both of these actions, subject to court approval and the satisfaction of certain other conditions. If all conditions are satisfied, the resolution of the actions will not materially affect the Company's results of operations, liquidity or financial condition. This case was last referenced in the Company's Form 10-Q for the quarter ended July 5, 1998.

On October 22, 1998, Theldon Branch, individually and purportedly on behalf of a putative class similarly situated, filed a complaint against the Company in the U.S. District Court for the Southern District of Texas. The complaint alleges that the Company discriminates in its dealings with some of its African-American franchisees. The plaintiff seeks equitable relief and $150 million in compensatory and punitive damages. The Company is in a position to defend this action vigorously, and believes that it has meritorious defenses to the claims sought to be asserted and that the resolution of the action will not materially affect the Company's results of operations, liquidity or financial condition.

Item 6.  Exhibits and reports on Form 8-K.

(a)   Index to Exhibits on Page 18.

(b) No report on Form 8-K was filed during the quarter ended October 4, 1998

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  WENDY'S INTERNATIONAL, INC.
                  ---------------------------
                         (Registrant)


Date: 11/18/98    /s/ Frederick R. Reed
      --------    -----------------------
                  Frederick R. Reed
                  Chief Financial Officer
                  and Secretary

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS


             Exhibit
              Number                            Description                          Page No.
             -------                 ---------------------------------               --------
                2                            Agreement between                         19-23
                                             Ronald V. Joyce,
                                        WENTIM, LTD. (a subsidiary
                                       of the Company), the Company
                                     and the Irrevocable Trust for the
                                        Benefit of Ronald V. Joyce

                10                         Employment Agreement                        24-29
                                         between The TDL Group Co.
                                      (a subsidiary of the Company),
                                            Ronald V. Joyce and
                                                the Company

                99                           Safe Harbor Under                         30-32
                                          the Private Securities
                                       Litigation Reform Act of 1995