Form 10-K
period 1999-01-03
WENDYS INTERNATIONAL INC
filed 1999-03-31
CIK 105668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 1999

( ) TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission File Number: 1-8116

                           WENDY'S INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Ohio                                  31-0785108
---------------------------------------      -----------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

     P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio 43017-0256
--------------------------------------------------------------------------------
               (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code     614-764-3100
                                                  -----------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
--------------------------------      -----------------------------------------
Common Shares, $.10 stated value              New York, Boston, Chicago,
 (124,110,000 shares outstanding               Pacific and Philadelphia
      at February 22, 1999)                         Stock Exchanges

$2.50 Term Convertible Securities, Series A     New York Stock Exchange
      Preferred Stock Purchase Rights           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 22, 1999 was $2,467,655,000.

Documents incorporated by reference:

      Portions of the Annual Report to Shareholders set forth in the Appendix to the Definitive 1999 Proxy Statement dated March 10, 1999 are incorporated by reference into Parts I and II.
      Portions of the Definitive 1999 Proxy Statement dated March 10, 1999 are incorporated by reference into Part III.

Exhibit index on pages 15-17.

PART I

ITEM 1. BUSINESS


--------------------------------------------------------------------------------
THE COMPANY

                     Wendy's International, Inc. was incorporated in 1969 under the laws of the State of Ohio. Wendy's International, Inc. and its subsidiaries are collectively referred to herein as the "Company."

                     The Company is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants. At January 3, 1999, there were 5,333 Wendy's restaurants (Wendy's) in operation in the United States and in 31 other countries and territories. Of these restaurants, 1,036 were operated by the Company and 4,297 by the Company's franchisees.

                     Additionally, at January 3, 1999, the Company and its franchisees operated 1,667 Tim Hortons (Hortons) restaurants in Canada and the United States.


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

                     Generally, the Company does not sell food or supplies to its Wendy's franchisees. However, the Company has arranged for volume purchases of many of these products. Under the purchasing arrangements, independent distributors purchase certain products directly from approved suppliers and store and sell them to local company and franchised restaurants. These programs help assure availability of products and provide quantity discounts, quality control and efficient distribution. These advantages are available both to the Company and to any franchisees who choose to participate in the distribution program.

                     Under the Hortons franchise arrangements, the franchisee is required to purchase certain products such as coffee, sugar, flour and shortening from a Hortons subsidiary. These products are distributed from six warehouses located across Canada. Products are delivered to Hortons' restaurants primarily by Hortons' fleet of trucks and trailers.

                     The New Bakery Co. of Ohio, Inc., (Bakery) a wholly-owned subsidiary of the of the Company, is a product of buns for Wendy's restaurants. At January 3, 1999, the Bakery supplied 581 restaurants operated by the Company and 1,858 restaurants operated by franchises. At the present time, the Bakery does not manufacture or sell any other products.

                     See Notes 7 and 14 on pages AA-18, AA-19, AA-23 and AA-24 of the Appendix to the Company's 1999 Proxy Statement, which Notes are incorporated herein by reference, for further information regarding revenues, income before taxes and total assets attributable to the Company's segments.

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

--------------------------------------------------------------------------------
TRADEMARKS AND SERVICE MARKS OF THE COMPANY

                     The Company has registered certain trademarks and service marks in the United States Patent and Trademark office and in international jurisdictions, some of which include "Wendy's", "Wendy", "Old Fashioned Hamburgers", "Quality Is Our Recipe", "Tim Hortons", "TimBits" and "Your Friend Along the Way". The Company believes that these and other related marks are of material importance to the Company's business. Domestic trademarks and service marks expire at various times from 1999 to 2011, while international trademarks and service marks have various durations of five to 20 years. The Company generally intends to renew trademarks and service marks which expire.


--------------------------------------------------------------------------------
SEASONALITY

                     The Company's business is moderately seasonal. Average restaurant sales are normally higher during the summer months than during the winter months.


--------------------------------------------------------------------------------
WORKING CAPITAL PRACTICES

                     Cash from operations, cash and investments on hand, possible asset sales, and cash from repayment of notes receivable should enable the Company to meet its financing requirements. In addition, the Company has available unused lines of credit.


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


--------------------------------------------------------------------------------
ENVIRONMENT AND ENERGY

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

                     See Notes 9 and 10 on page AA-21 of the Appendix to the Company's 1999 Proxy Statement, which Notes are incorporated herein by reference, for further information regarding acquisitions and dispositions.


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


--------------------------------------------------------------------------------
FRANCHISED WENDY'S RESTAURANTS

                     As of January 3, 1999, the Company's franchisees operated 4,297 Wendy's restaurants in 50 states, the District of Columbia and 31 other countries and territories.

                     The rights and franchises under which most franchised restaurants in the United States are operated are set forth in one basic document, the Restaurant Franchise Agreement. This document gives the franchisee the right to construct, own and operate a Wendy's restaurant upon a site accepted by Wendy's and to use the Wendy's system in connection with the operation of the restaurant at that site. Since 1995, the Company has used a revised form of agreement, the Wendy's Unit Franchise Agreement, for new franchised restaurants operated in the United States.

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

                     The technical assistance fee is used to defray some of the cost to the Company in providing technical assistance in the development of the Wendy's restaurant, initial training of franchisees or their operator and in providing other assistance associated with the opening of the Wendy's restaurant. In certain limited instances (like the regranting of franchise rights or the relocation of an existing restaurant), Wendy's may charge a reduced technical assistance fee or may waive the technical assistance fee. The Company does not select or employ personnel on behalf of the franchisees.

                     The rights and franchises currently offered for international development are contained in the Franchise Agreement which is issued upon approval of a restaurant site. The Franchise Agreement is for an initial term of 10 years or the term of the lease for the restaurant site, whichever is shorter. The Franchise Agreement licenses the franchisee to use the Company's trademarks and know-how in the operation of the restaurant. Upon execution of the Franchise Agreement, the franchisee is required to pay a technical assistance fee. Generally, the technical assistance fee is $30,000 for each restaurant. Currently, the franchisee is required to pay a monthly net continuing fee based on the monthly net sales of the restaurant, usually 4%.

                     See Schedule II on page 14 of this Form 10-K, and Management's Review and Outlook on pages AA-1 through AA-8 and Note 11 on page AA-21 of the Appendix to the Company's 1999 Proxy Statement (Management's Review and Outlook and
                     Note 11 are incorporated herein by reference) for further information regarding reserves, commitments and contingencies involving franchisees.

--------------------------------------------------------------------------------
FRANCHISED HORTONS UNITS

                     Hortons franchisees operate under several types of license agreements. The standard term of a license agreement for a standard type of unit is 10 years plus one renewal period of 10 years less one day. The renewal is at the option of the franchisee.

                     For franchisees who lease land and/or buildings from Hortons, the license agreement generally requires between 3% and 4.5% of weekly gross sales for royalties plus a monthly rental which is the greater of a base monthly rental payment or a percentage (usually 10%) rental payment based on monthly gross sales. For franchisees who do not lease land and/or buildings from Hortons, the license agreement generally requires 4.5% of weekly gross sales for royalties. Hortons generally retains the right to reacquire a franchisee's interest in a restaurant in the event the franchisee wants to sell its interest during the first five years of the term of the license agreement. After such period, Hortons generally retains a right of first refusal with regard to any proposed transfer of the franchisee's interest in the restaurant, together with the right to consent to transfer to a new franchisee.


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

                     Since 1993, a systemwide vote has been taken on a proposal to increase national advertising for the following calendar year. This voluntary program reallocates the 4% required minimum advertising expenditures such that 2.5% goes toward national advertising and 1.5% toward local and regional advertising. For the period from September 1, 1998 through February 28, 1999, the national advertising contribution rate was temporarily reduced to 1.75%. These minimum requirements will revert back to 2% for national and 2% for local and regional advertising unless a new systemwide vote in 1999 approves reallocation for 2000.

                     In 1998, 1997 and 1996, approximately $126 million, $109 million and $101 million, respectively, were spent on advertising, promotions and related expenses by WNAP. WNAP is a not-for-profit corporation which was established to collect and administer the funds contributed by the Company and all domestic franchisees. WNAP's Trustees are comprised of representatives of both the Company and its franchisees.

                     Products sold by Hortons restaurants are advertised through television, radio, newspapers and a variety of promotional campaigns. Hortons provides franchisees with suggested advertising and promotional materials. Tim Hortons Canada currently collects 4% of monthly gross sales from franchisees as a contribution to the Tim Hortons Canada advertising fund, known as the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (Ad Fund). Tim Hortons U.S. collects 4% of monthly net sales from franchisees as a contribution to the advertising program utilized by Tim Hortons U.S., known as Tim's National Advertising Program
                     (TNAP). During 1998, 1997 and 1996, approximately $33 million, $30 million and $25 million, respectively, was spent by the Ad Fund and approximately $3 million, $2 million and $299,000, respectively, was spent by TNAP.

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

                     See Note 13 on page AA-22 of the Appendix to the Company's 1999 Proxy Statement, which Note is incorporated herein by reference, for further information regarding advertising.


--------------------------------------------------------------------------------
PERSONNEL

                     As of January 3, 1999, the Company employed approximately 39,000 people, of whom approximately 36,000 were employed in company operated restaurants. The total number of full-time employees at that date was approximately 6,800. The Company believes that its employee relations are satisfactory.

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

                     The standard Hortons restaurant currently being built consists of a free-standing producing unit totaling 3,000 square feet. Each of these includes a bakery capable of supplying fresh baked goods every 12 hours to several satellite Hortons within a defined area. In addition, Hortons has a 2,000 square foot restaurant which is a full sized restaurant without a bakery, a prefabricated, 500 square foot, drive-through-only unit, kiosks, full-service carts and mobile carts which are typically located in high traffic areas.

                     There are also Wendy's and Hortons concepts combined in one free-standing unit which averages about 5,200 square feet. This unit shares a common dining room seating 104 persons. Each unit has separate food preparation and storage areas and most have separate pick-up windows for each concept.

                     At January 3, 1999, the Company and its franchisees operated 5,333 Wendy's restaurants in the locations listed under Item 2 on page 7 of this Form 10-K. In the fourth quarter of 1997, the Company identified 82 underperforming Wendy's restaurants, of which substantially all were closed or franchised in 1998 (see Note 3 on page AA-16 of the Appendix to the Company's 1999 Proxy Statement, which Note is incorporated herein by reference). Of the 1,036 company operated Wendy's restaurants, the Company owned the land and building for 459 restaurants, owned the building and held long-term land leases for 301 restaurants and held leases covering land and building for 276 restaurants. The Company's land and building leases are written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 1% to 10%) of annual sales in excess of specified amounts. Some of the real estate owned by the Company is subject to mortgages which mature over various terms. The Company also owned land and buildings for, or leased, 663 Wendy's restaurant locations which were leased or subleased to franchisees. Surplus land and buildings are generally held for sale.

                     At January 3, 1999, there were 1,667 Hortons units, of which all but 154 were franchise operated. Of the 1,513 franchised units, 250 were owned by Hortons and leased to franchisees, 866 were leased by Hortons and in turn subleased to a franchisee, with the remainder either owned or leased directly by the franchisee.

                     The Company owns approximately 37.6 acres of land in Dublin, Ohio on which is located the Company's corporate headquarters. This complex contains approximately 200,000 square feet of office space.

                       DOMESTIC WENDY'S    DOMESTIC TIM HORTONS
                       ----------------    --------------------
       STATE           COMPANY FRANCHISE    COMPANY FRANCHISE
      Alabama            --       92           --       --
      Alaska             --       10           --       --
      Arizona            33       38           --       --
     Arkansas            --       49           --       --
    California            8      186           --       --
     Colorado            37       61           --       --
    Connecticut          --       30           --       --
     Delaware            --       17           --       --
      Florida            90      260           --       --
      Georgia            32      190           --       --
       Idaho             --       20           --       --
     Illinois            80      113           --       --
      Indiana             2      154           --       --
       Iowa              --       37           --       --
      Kansas             15       45           --       --
     Kentucky             2      105            1       --
     Louisiana           43       44           --       --
       Maine              2       10           --       --
     Maryland            --      102           --       --
   Massachusetts         44       20           --       --
     Michigan            31      174           33        4
     Minnesota           23       17           --       --
    Mississippi          --       66           --       --
     Missouri            18       57           --       --
      Montana            --       15           --       --
     Nebraska            --       31           --       --
      Nevada             --       41           --       --
   New Hampshire          1       17           --       --
    New Jersey           14       89           --       --
    New Mexico           --       24           --       --
     New York            53      126            7       10
  North Carolina         28      158           --       --
   North Dakota          --        7           --       --
       Ohio             116      287           38        2
     Oklahoma            --       41           --       --
      Oregon             14       40           --       --
   Pennsylvania          76      146           --       --
   Rhode Island          --       10           --       --
  South Carolina         --       95           --       --
   South Dakota          --        9           --       --
     Tennessee           --      169           --       --
       Texas             60      231           --       --
       Utah              27       11           --       --
      Vermont             -        3           --       --
     Virginia            38      134           --       --
    Washington           24       37           --       --
   West Virginia         17       47            5       --
     Wisconsin           --       63           --       --
      Wyoming            --       13           --       --
District of Columbia     --        7           --       --
                        ---    -----          ---      ---
                        928    3,748           84       16
                        ---    -----          ---      ---


                     INTERNATIONAL WENDY'S   INTERNATIONAL TIM HORTONS
                     ---------------------   -------------------------
 COUNTRY/TERRITORY     COMPANY FRANCHISE        COMPANY FRANCHISE
     Argentina           --       18               --       --
       Aruba             --        3               --       --
      Bahamas            --        5               --       --
      Canada             93      174               70    1,497
  Cayman Islands         --        1               --       --
     Colombia            --        1               --       --
Dominican Republic       --        6               --       --
    El Salvador          --        5               --       --
      Greece             --       12               --       --
       Guam              --        4               --       --
     Guatemala           --        6               --       --
      Hawaii              1        4               --       --
     Honduras            --       12               --       --
     Hong Kong           --        7               --       --
      Hungary            --        2               --       --
      Iceland            --        1               --       --
     Indonesia           --       34               --       --
       Japan             --       89               --       --
      Kuwait             --        3               --       --
      Mexico             --        6               --       --
    New Zealand          --       11               --       --
    Philippines          --       44               --       --
    Puerto Rico          --       28               --       --
      Saipan             --        1               --       --
   Saudi Arabia          --       12               --       --
    Switzerland          --        4               --       --
      Taiwan             --       18               --       --
      Turkey             --        9               --       --
United Arab Emirates     --        2               --       --
  United Kingdom         14        4               --       --
     Venezuela           --       21               --       --
  Virgin Islands         --        2               --       --
                       ----      ---             ----    -----
                        108      549               70    1,497
                       ----      ---             ----    -----

--------------------------------------------------------------------------------
ITEM 3. LEGAL PROCEEDINGS

                     On June 9, 1997, Arthur L. Wilson, individually and purportedly on behalf of a putative class of other persons similarly situated, filed a complaint against the Company in the U.S. District Court for the Southern District of Mississippi. The complaint alleged that the Company had engaged in racial discrimination in violation of Title
                     VII and 42 U.S.C. Section 1981. The plaintiff sought judgment in an undetermined amount against the Company for punitive and compensatory damages (including benefits) as well as injunctive and equitable relief. After the plaintiff's motion to add five additional plaintiffs was denied, a second complaint was filed in the same court on July 13, 1998. The second complaint was brought by the five plaintiffs both individually and purportedly on behalf of a putative class of other persons similarly situated. The allegations in the second complaint were substantially similar to those in the Wilson action. The Company's motion to dismiss the class claims in the Wilson action was granted, as was the Company's motion for summary judgment on the plaintiff's claims that the Company was the "employer" of employees of its franchisees. The Wilson action was settled and the complaint was dismissed on December 30, 1998. The second action was also settled and that complaint was dismissed on December 9, 1998. The settlements were not material to the Company's results of operations, liquidity or financial condition. This case was last referenced in the Company's Form 10-Q for the quarter ended October 4, 1998.

                     On October 22, 1998, Theldon Branch, individually and purportedly on behalf of a putative class of other persons similarly situated, filed a complaint against the Company in the U.S. District Court for the Southern District of Texas. The complaint alleged that the Company discriminated in its dealings with some of its African-American franchisees. The plaintiff sought equitable relief and $150 million in compensatory and punitive damages. This action was settled and the complaint was dismissed on February 10, 1998. The settlement was not material to the Company's results of operations, liquidity or financial condition. This case was last referenced in the Company's Form 10-Q for the quarter ended October 4, 1998.


--------------------------------------------------------------------------------
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None.


--------------------------------------------------------------------------------
PART II

--------------------------------------------------------------------------------
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                     This information is incorporated herein by reference from page AA-27 of the Appendix to the Company's 1999 Proxy Statement.

--------------------------------------------------------------------------------
ITEM 6. SELECTED FINANCIAL DATA

                     This information is incorporated herein by reference from page AA-27 of the Appendix to the Company's 1999 Proxy Statement.

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

                     Management's Review and Outlook on pages AA-1 through AA-8 of the Appendix to the Company's 1999 Proxy Statement is incorporated herein by reference.

--------------------------------------------------------------------------------
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                     Not applicable.

--------------------------------------------------------------------------------
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     The Consolidated Financial Statements of the Company at January 3, 1999 and December 28, 1997 and for each of the three fiscal years in the periods ended January 3, 1999, December 28, 1997, and December 29, 1996 and the Report of Independent Accountants on these Consolidated Financial Statements are incorporated herein by reference from pages AA-9 through AA-25 of the Appendix to the Company's 1999 Proxy Statement.

                     The Report of Independent Accountants on the Company's Consolidated Financial Statement Schedule is included on page 13 of this report.

--------------------------------------------------------------------------------
ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                     None.

PART III

ITEMS 10, 11, 12, AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


EXECUTIVE OFFICERS OF THE REGISTRANT

                     NAME                      AGE                     POSITION WITH COMPANY                   OFFICER SINCE
                     R. David Thomas           66          Senior Chairman of the Board and Founder, Director      1969

                     Gordon F. Teter           55          Chairman of the Board, Chief Executive Officer and
                                                           President, Director                                     1987

                     Frederick R. Reed         50          Chief Financial Officer, and Secretary, Director        1996

                     John T. Schuessler        48          President and Chief Operating Officer U.S. Operations   1983

                     George Condos             45          Executive Vice President                                1982

                     Ronald E. Musick          58          Executive Vice President, Director                      1986

                     Edward L. Austin          41          Senior Vice President                                   1990

                     Emil J. Brolick           51          Senior Vice President                                   1988

                     John F. Brownley          56          Senior Vice President and Treasurer                     1981

                     Donald F. Calhoon         47          Senior Vice President                                   1984

                     Kathie T. Chesnut         47          Senior Vice President                                   1990

                     Joyce L. Eufemi           52          Senior Vice President                                   1993

                     Stephen D. Farrar         48          Senior Vice President                                   1984

                     Brion G. Grube            47          Senior Vice President                                   1990

                     Lawrence A. Laudick       51          Senior Vice President, General Controller and           1976
                                                           Assistant Secretary

                     Leon M. McCorkle, Jr.     58          Senior Vice President and General Counsel               1998

                     Kathleen A. McGinnis      47          Senior Vice President                                   1989

                     Thomas J. Mueller         47          Senior Vice President                                   1998

                     James J. Rieger           52          Senior Vice President                                   1994

                     Jack C. Whiting           49          Senior Vice President                                   1987

                     No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer, except in the event of a change in control of the Company, as provided in the Company's Key Executive Agreements. The executive officers of the Company are appointed by the Board of Directors.

                     With the exception of Messrs. Teter, Reed, Schuessler, Austin, Brolick, Calhoon, Mrs. Chesnut, Ms. Eufemi,
                     Mr. Laudick, Mr. McCorkle, Mr. Mueller and Mr. Rieger each of the above individuals has held the same principal occupation with the Company for at least the last five years.

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

                     Mr. Reed joined the Company in 1996 as Executive Vice President, General Counsel and Secretary. Prior to that he was a senior partner of Vorys, Sater, Seymour and Pease LLP. Mr. Reed has been a member of the Company's Board of Directors since his election in 1995. Mr. Reed was named Chief Financial Officer in 1997.

                     Mr. Schuessler joined the Company in 1974. He served in Company Operations as Regional Vice President from 1983 to 1984, Zone Vice President from 1984 to 1986, and Division Vice President from 1986 until 1987, when he was promoted to Senior Vice President of the Northeast Region. In 1995, Mr. Schuessler was promoted to Executive Vice President of U.S. Operations. He was named President and Chief Operating Officer U.S. Operations in 1997.

                     Mr. Austin joined the Company in 1976. Before being named Senior Vice President of the Southeast Region in 1996, Mr. Austin had held the position of Division Vice President for the New Orleans Division since 1994 and for the Los Angeles Division since 1990.

                     Mr. Brolick joined the Company in 1988 as Vice President of Planning. In 1988 he became Vice President, Strategic Planning and Research and New Product Marketing. He was named Senior Vice President, Strategic Planning and Research and New Product Marketing in 1995. Prior to joining Wendy's, Mr. Brolick was with Ponderosa, Inc. as Vice President, Marketing and Concept Development.

                     Mr. Calhoon joined the Company in 1978 and held various positions with the Company until being named Vice President, Field Marketing in 1984. In 1989 he was promoted to Vice President, Corporate Marketing and in 1995 was named Senior Vice President, Corporate Marketing.

                     Mrs. Chesnut joined the Company in 1990 as Vice President, Special Projects. In 1991, Mrs. Chesnut was named Vice President, Research and Development and in 1994, she was promoted to Senior Vice President, Research and Development, Quality Assurance and Purchasing. Mrs. Chesnut was formerly with Showbiz Pizza Time, Inc. as Director of Research and Development.

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

                     Mr. McCorkle joined the Company in 1998 as Senior Vice President and General Counsel. Prior to joining the Company, he was a senior partner of Vorys, Sater, Seymour and Pease LLP.

                     Mr. Mueller joined the Company in 1998 as Senior Vice President, Special Projects, and in March of 1999 he was named Senior Vice President for the Northeast Region. Prior to joining the Company, Mr. Mueller was with Burger King from 1973 to 1997, where his most recent position was Senior Vice President, North American Operations.

                     Mr. Rieger joined the Company in 1994 as Regional Vice President - International for the Latin America Region and in 1996 became Vice President - International Development. In 1998, Mr. Rieger was promoted to Senior Vice President - International Division. Prior to joining the Company, Mr. Rieger had been with Metromedia Steakhouses Company since 1982 where he served as Senior Vice President, Chief Financial Officer, Treasurer and Corporate Controller.

                     The information required by these Items, other than the information set forth above, is omitted and incorporated herein by reference from the Company's 1999 Proxy Statement dated March 10, 1999. However, no information set forth in the 1999 Proxy Statement regarding the Report of the Compensation Committee on Executive Compensation (pages 9-13) or the performance graphs (pages 13-14) shall be deemed incorporated by reference into this Form 10-K.

PART IV
--------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                     (a) (1) and (2) - The following Consolidated Financial
                         Statements of Wendy's International, Inc. and Subsidiaries, included in the Appendix to the Company's 1999 Proxy Statement on pages AA-9 to AA-25 and incorporated by reference in Item 8, are filed as part of this Annual Report on Form 10-K.

                              Consolidated Statements of Income - Years ended January 3, 1999, December 28, 1997 and December 29, 1996.

                              Consolidated Balance Sheets - January 3, 1999 and December 28, 1997.

                              Consolidated Statements of Cash Flows - Years ended January 3, 1999, December 28, 1997 and December 29, 1996.

                              Consolidated Statements of Shareholders' Equity - Years ended January 3, 1999, December 28, 1997 and December 29, 1996.

                              Consolidated Statements of Comprehensive Income - Years ended January 3, 1999, December 28, 1997 and December 29, 1996.

                              Notes to the Consolidated Financial Statements.

                              Report of Independent Accountants

                         (3)  Listing of Exhibits - See Index to Exhibits.
                              The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

                              Sample Restated Key Executive Agreement between the Company and Messrs. Brolick, Brownley, Calhoon, Condos, Laudick, McCorkle, Musick,
                              Rath, Reed, Schuessler, Teter, Thomas, Mrs Chesnut and Mrs. McGinnis.

                              Agreement between the Company and Mr. Teter.

                              Employment Agreement between The TDL Group Ltd. (a subsidiary of the Company) and Mr. Joyce.

                              Amendment to Employment Agreement between The TDL Group Ltd. and Mr. Joyce.

                              Employment Agreement between The TDL Group Co. (a subsidiary of the Company), Mr. Joyce and the Company.

                              Amended and Restated Senior Executive Earnings Maximization Plan.

                              Description of Earnings Maximization Plan.

                              Description of Management Incentive Plan.

                              Supplemental Executive Retirement Plan,
                                as amended.

                              1978 Non-Qualified Stock Option Plan, as amended.

                              1982 Stock Option Plan, as amended.

                              1984 Stock Option Plan, as amended.

                              1987 Stock Option Plan, as amended.

                              1990 Stock Option Plan, as amended.

                     (b) The Company filed a Form 8-K on November 13, 1998
                         announcing (under Item 5) October 1998 sales, summary segment results for the third quarter and year-to-date periods of 1998 and 1997, and goals for earnings and new restaurant development. A copy of the press release issued November 12, 1998 was attached.

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

                                           Wendy's International, Inc.

                                           By /s/ FREDERICK R. REED    3/31/99
                                             ----------------------------------
                                                  Frederick R. Reed
                                                  Chief Financial Officer
                                                  and Secretary

                     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     /s/ R. DAVID THOMAS*                3/31/99          /s/ RONALD V. JOYCE*            3/31/99
                     --------------------------------------------        -----------------------------------------
                     R. David Thomas, Senior                              Ronald V. Joyce, Director
                     Chairman of the Board and
                     Founder, Director

                     /s/ GORDON F. TETER*                3/31/99          /s/ FREDERICK R. REED           3/31/99
                     --------------------------------------------        -----------------------------------------
                     Gordon F. Teter, Chairman of the Board,              Frederick R. Reed, Chief Financial Officer
                     Chief Executive Officer and                          and Secretary, Director
                     President, Director

                     /s/ RONALD E. MUSICK*               3/31/99          /s/ PAUL D. HOUSE*              3/31/99
                     --------------------------------------------        -----------------------------------------
                     Ronald E. Musick, Executive Vice                     Paul D. House, Director
                     President, Director


                     /s/ LAWRENCE A. LAUDICK*            3/31/99          /s/ W. CLAY HAMNER*             3/31/99
                     --------------------------------------------        -----------------------------------------
                     Lawrence A. Laudick, Senior Vice                     W. Clay Hamner, Director
                     President, General Controller
                     and Assistant Secretary

                     /s/ ERNEST S. HAYECK*               3/31/99          /s/ JANET HILL*                 3/31/99
                     --------------------------------------------        -----------------------------------------
                     Ernest S. Hayeck, Director                           Janet Hill, Director

                     /s/ THOMAS F. KELLER*               3/31/99          /s/ TRUE H. KNOWLES*            3/31/99
                     --------------------------------------------        -----------------------------------------
                     Thomas F. Keller, Director                           True H. Knowles, Director

                     /s/ ANDREW G. McCAUGHEY*            3/31/99          /s/ FIELDEN B. NUTTER, SR.*     3/31/99
                     --------------------------------------------        -----------------------------------------
                     Andrew G. McCaughey, Director                        Fielden B. Nutter, Sr., Director

                     /s/ JAMES V. PICKETT*               3/31/99          /s/ THEKLA R. SHACKELFORD*      3/31/99
                     --------------------------------------------        -----------------------------------------
                     James V. Pickett, Director                           Thekla R. Shackelford, Director


                                                                         *By /s/ FREDERICK R. REED         3/31/99
                                                                         -----------------------------------------
                                                                             Frederick R. Reed
                                                                             Attorney-in-Fact

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


--------------------------------------------------------------------------------
To The Board of Directors and
Shareholders of Wendy's International, Inc.

                     Our audits of the consolidated financial statements referred to in our report dated February 10, 1999, appearing on page AA-25 of the Appendix to the 1999 Proxy Statement of Wendy's International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(d) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                     Columbus, Ohio                 PRICEWATERHOUSECOOPERS LLP
                     February 10, 1999


--------------------------------------------------------------------------------
CONSENT OF INDEPENDENT ACCOUNTANTS

                     We consent to the incorporation by reference in the registration statement of Wendy's International, Inc. on Form S-8 (File Nos. 2-67253, 2-98696, 33-18177, 2-82823,
                     33-36602, 33-36603, 333-9261, 333-32675, 33-57913,
                     333-60031, and 333-60033) of our reports dated February 10, 1999, on our audits of the consolidated financial statements and financial statement schedule of Wendy's International, Inc. as of January 3, 1999 and December 28, 1997 and for the years ended January 3, 1999, December 28, 1997 and December 29, 1996, which reports are either included or incorporated by reference in this Annual Report on Form 10-K.

                     Columbus, Ohio                 PRICEWATERHOUSECOOPERS LLP
                     March 31, 1999

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (in thousands)

                                           BALANCE AT    CHARGED (CREDITED)                      BALANCE AT
                                            BEGINNING        TO COSTS &          ADDITIONS          END OF
        CLASSIFICATION                       OF YEAR          EXPENSES        (DEDUCTIONS) (A)       YEAR
        --------------                       -------          --------        ----------------       ----
Fiscal year ended January 3, 1999:
   Reserve for royalty receivables          $  1,962         $  1,237             $   (201)        $  2,998

   Reserve for possible franchise-
      related losses & contingencies           5,883           12,012                 (613)          17,282
                                            --------         --------             --------         --------

                                            $  7,845         $ 13,249             $   (814)        $ 20,280
                                            --------         --------             --------         --------

Fiscal year ended December 28, 1997:
   Reserve for royalty receivables          $  2,044         $     71             $   (153)        $  1,962

   Reserve for possible franchise-
      related losses & contingencies           6,630              109                 (856)           5,883
                                            --------         --------             --------         --------

                                            $  8,674         $    180             $ (1,009)        $  7,845
                                            --------         --------             --------         --------

Fiscal year ended December 29, 1996:
   Reserve for royalty receivables          $  3,579         $ (1,294)            $   (241)        $  2,044

   Reserve for possible franchise-
      related losses & contingencies           7,231            1,011               (1,612)           6,630
                                            --------         --------             --------         --------

                                            $ 10,810         $   (283)            $ (1,853)        $  8,674
                                            --------         --------             --------         --------

(a) Primarily represents reserves written off or reversed or transferred due to the resolution of certain franchise situations.

Year-end balances are reflected in the Consolidated Balance Sheet as follows:

                                             JANUARY 3,      DECEMBER 28,      DECEMBER 29,
                                                1998             1997              1996
                                                ----             ----              ----
Deducted from accounts receivable             $ 7,816           $5,979            $4,339
Deducted from notes receivable - current          596              106               480
Deducted from notes receivable - long-term     11,350            1,255             2,355
Included in accrued expenses - other              518              505             1,500
                                              -------           ------            ------
                                              $20,280           $7,845            $8,674
                                              -------           ------            ------

--------------------------------------------------------------------------------
WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

           EXHIBIT                DESCRIPTION                                        WHERE FOUND
           -------                -----------                                        -----------
            2(a)       Share Purchase Agreement, dated as of            Incorporated herein by reference from
                       October 31, 1995, by and among Wendy's           Exhibit 2 of Form 10-Q for the quarter
                       International, Inc., 1149658 Ontario Inc.,       ended October 1, 1995.
                       632687 Alberta Ltd. and Ronald V. Joyce

             (b)       Amendment to the Share Purchase                  Incorporated herein by reference to Exhibit 2.2
                       Agreement, dated as of December 28, 1995,        to Ronald V. Joyce's Schedule 13D, dated
                       by and among Wendy's International, Inc.,        January 5, 1996.
                       1149658 Ontario Inc., 1052106 Ontario
                       Limited and Ronald V. Joyce

             (c)       Agreement between Ronald V. Joyce,               Incorporated herein by reference from Exhibit 2
                       WENTIM, LTD., Wendy's International, Inc.        of Form 10-Q for the quarter ended
                       and the Irrevocable Trust for the Benefit        October 4, 1998.
                       of Ronald V. Joyce, dated as of
                       September 16, 1998

             (d)       Amendment to Share Purchase Agreement,           Attached hereto.
                       dated as of February 25, 1999, by and among
                       Wendy's International, Inc., WENTIM, LTD.
                       and Ronald V. Joyce

             (e)       Share Exchange Agreement, dated as of            Incorporated herein by reference to Exhibit 2.3
                       December 29, 1995, by and among                  to Ronald V. Joyce's Schedule 13D, dated
                       Wendy's International, Inc., 1149658 Ontario     January 5, 1996.
                       Inc., and Ronald V. Joyce

             (f)       Amending Agreement No. 2 to the Share            Attached hereto.
                       Exchange Agreement, dated as of February
                       25, 1999, by and among Wendy's International,
                       Inc., WENTIM, LTD. and Ronald V. Joyce

             (g)       Provisions attaching to Exchangeable             Incorporated herein by reference to Exhibit 2.4
                       Shares                                           to Ronald V. Joyce's Schedule 13D, dated
                                                                        January 5, 1996.

             (h)       Support Agreement, dated as of December          Incorporated herein by reference to Exhibit 2.5
                       29, 1995, by and among Wendy's                   to Ronald V. Joyce's Schedule 13D, dated
                       International, Inc., 1149658 Ontario Inc.,       January 5, 1996.
                       and Ronald V. Joyce

             (i)       Irrevocable Trust Agreement for the Benefit      Incorporated herein by reference to Exhibit 2.6
                       of Ronald V. Joyce, dated as of December         to Ronald V. Joyce's Schedule 13D, dated
                       29, 1995, between Dana Klein and The             January 5, 1996.
                       Huntington Trust Company, N.A.

             (j)       Subscription Agreement, dated as of              Incorporated herein by reference to Exhibit 2.7
                       December 29, 1995, by and between                to Ronald V. Joyce's Schedule 13D, dated
                       the Irrevocable Trust for the Benefit            January 5, 1996.
                       of Ronald V. Joyce and Wendy's
                       International, Inc.

             (k)       Amending Agreement No. 2 to the                  Attached hereto.
                       Subscription Agreement, dated as of February
                       25, 1999, by and between the Irrevocable
                       Trust for the Benefit of Ronald V. Joyce and
                       Wendy's International, Inc.

             (l)       Guaranty Agreement, dated as of                  Incorporated herein by reference to Exhibit 2.8
                       December 29, 1995, by and between the            to Ronald V. Joyce's Schedule 13D, dated
                       Irrevocable Trust for the Benefit of Ronald      January 5, 1996.
                       V. Joyce and Ronald V. Joyce

           EXHIBIT                DESCRIPTION                                        WHERE FOUND
           -------                -----------                                        -----------
             (m)       Amending Agreement No. 2 to the Guaranty         Attached hereto.
                       Agreement, dated as of February 25,
                       1999, by and between the Irrevocable Trust
                       for the Benefit of Ronald V. Joyce and
                       Ronald V. Joyce

             (n)       Registration Rights Agreement, dated as of       Incorporated herein by reference to Exhibit 2.10
                       December 29, 1995, by and between Wendy's        to Ronald V. Joyce's Schedule 13D,
                       International, Inc. and Ronald V. Joyce          dated January 5, 1996.

             (o)       Amending Agreement No. 1 to the Registration     Attached hereto.
                       Rights Agreement, dated as of February 25,
                       1999, by and between Wendy's International,
                       Inc. and Ronald V. Joyce

            3(a)       Articles of Incorporation, as amended to         Attached hereto.
                       date

             (b)       New Regulations, as amended                      Incorporated herein by reference from Exhibit 3(b) of
                                                                        Form 10-Q for the quarter ended March 31, 1996.

            *4(a)      Indenture between the Company and                Incorporated herein by reference from
                       The Huntington National Bank pertaining          Form S-3 Registration Statement, File No. 33-57101.
                       to 7% debentures and 6.35% notes due
                       December 15, 2025 and December 15, 2005,
                       respectively

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

             (d)       Amended and Restated Declaration of Trust        Incorporated herein by reference from
                       Wendy's Financing I                              Exhibit 4(c) of Form 10-Q for the quarter
                                                                        ended September 29, 1996.

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

             (g)       Preferred Securities Guarantee Agreement         Incorporated herein by reference from
                       the benefit of the holders of Trust              Exhibit 4(f) of Form 10-Q for the quarter
                       Preferred Securities of Wendy's Financing I      ended September 29, 1996.

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

            10(a)      Sample Restated Key Executive Agreement          Attached hereto.
                       between the Company and Messrs. Brolick,
                       Brownley, Calhoon, Condos, Laudick, McCorkle,
                       Musick, Rath, Reed, Schuessler, Teter, Thomas,
                       Mrs. Chesnut and Mrs. McGinnis


        * Neither the Company nor its subsidiaries are party to any other instrument with respect to long-term debt for which securities authorized thereunder exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.

           EXHIBIT                DESCRIPTION                                           WHERE FOUND
           -------                -----------                                           -----------
             (b)       Agreement between the Company                    Incorporated herein by reference from
                       and Mr. Teter                                    Exhibit 10(e) of Form 10-K for the year
                                                                        ended January 1, 1995.

             (c)       Employment Agreement between The                 Incorporated herein by reference from
                       TDL Group Ltd. and Ronald V. Joyce               Exhibit 10(f) of Form 10-K for the year
                                                                        ended December 31, 1995.

             (d)       Amendment to Employment Agreement                Incorporated herein by reference from
                       between The TDL Group Ltd. (a subsidiary         Exhibit 10 of Form 10-Q for the quarter of
                       the Company) and Ronald V. Joyce                 ended March 31, 1996.

             (e)       Employment Agreement between The TDL Group       Incorporated herein by reference from
                       Co. (a subsidiary of the Company),               Exhibit 10 of Form 10-Q for the quarter
                       Ronald V. Joyce and the Company                  ended October 4, 1998.

             (f)       Amended and Restated Senior Executive            Incorporated herein by reference from the
                       Earnings Maximization Plan                       Annex to the Company's Definitive 1999
                                                                        Proxy Statement, dated March 10, 1999.

             (g)       Description of Earnings Maximization Plan        Attached hereto.

             (h)       Description of Management Incentive Plan         Attached hereto.

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

             (k)       1982 Stock Option Plan, as amended               Incorporated herein by reference from
                                                                        the Company's Definitive Proxy
                                                                        Statement, dated March 11, 1994.

             (l)       1984 Stock Option Plan, as amended               Incorporated herein by reference from
                                                                        the Company's Definitive Proxy
                                                                        Statement, dated March 11, 1994.

             (m)       1987 Stock Option Plan, as amended               Incorporated herein by reference from
                                                                        the Company's Definitive Proxy
                                                                        Statement, dated March 11, 1994.

             (n)       1990 Stock Option Plan, as amended               Incorporated herein by reference from
                                                                        the Company's Definitive Proxy
                                                                        Statement, dated March 5, 1997.

             13        Portions of the Annual Report to Shareholders    Incorporated herein by reference from the
                       set forth in the Appendix to the Company's       Appendix to the Company's Definitive 1999
                       Definitive 1999 Proxy Statement, dated March     Proxy Statement, dated March 10, 1999.
                       10, 1999, as described in Parts I and II of
                       this Annual Report on Form 10-K

             21        Subsidiaries of the Registrant                   Attached hereto.

             23        Consent of PricewaterhouseCoopers LLP            Incorporated by reference to page 13
                                                                        of this Form 10-K.

             24        Powers of Attorney                               Attached hereto.

             99        Safe harbor under the Private Securities         Attached hereto.
                       Litigation Reform Act of 1995