Form 10-Q
period 1999-04-04
WENDYS INTERNATIONAL INC
filed 1999-05-19
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 1999
                               -------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

Commission File Number 1-8116
                       ------

                           WENDY'S INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                               31-0785108
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio  43017-0256
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)


(Registrant's telephone number, including area code)          614-764-3100
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
                                       ---     ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at May 7, 1999
--------------------------------                --------------------------------

Common shares, $.10 stated value                      123,401,000 shares

Exhibit index on page 15.

                                     1 of 18

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

                                                                          Pages
                                                                          -----
PART I:     Financial Information

       Item 1.     Financial Statements:

           Consolidated Condensed Statements of Income for
             the quarters ended April 4, 1999 and March 29, 1998.           3

           Consolidated Condensed Balance Sheets as of April 4,
             1999 and January 3, 1999.                                    4 - 5

           Consolidated Condensed Statements of Cash Flows
             for the quarters ended April 4, 1999 and March 29,
             1998.                                                          6

           Notes to the Consolidated Condensed Financial
             Statements                                                   7 - 8

       Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        9 - 12

PART II:    Other Information

       Item 6                                                              13

       Signature                                                           14

       Index to Exhibits                                                   15

Exhibit 27                                                                 16

Exhibit 99                                                               17 - 18

                    WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                           PART I: FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)

                                                (In thousands, except per share data)
                                                    QUARTER ENDED    QUARTER ENDED
                                                    APRIL 4, 1999    MARCH 29, 1998
                                                    -------------    --------------
REVENUES
    Retail sales ...............................       $389,320         $381,588
    Franchise revenues .........................         87,223           73,985
                                                       --------         --------
                                                        476,543          455,573
                                                       --------         --------
COSTS AND EXPENSES
    Cost of sales ..............................        246,439          242,691
    Company restaurant operating
      costs ....................................         86,742           91,206
    Operating costs ............................         18,202           14,551
    General and administrative
      expenses .................................         47,048           43,168
    Depreciation and amortization
      of property and equipment ................         23,523           24,754
    Other expense (income) .....................          1,224               (9)
    Interest, net ..............................          1,747             (182)
                                                       --------         --------
                                                        424,925          416,179
                                                       --------         --------

INCOME BEFORE INCOME TAXES .....................         51,618           39,394
INCOME TAXES ...................................         19,615           15,560
                                                       --------         --------
NET INCOME .....................................       $ 32,003         $ 23,834
                                                       ========         ========

BASIC EARNINGS PER COMMON SHARE ................       $    .26         $    .18
                                                       ========         ========

DILUTED EARNINGS PER COMMON SHARE ..............       $    .25         $    .18
                                                       ========         ========

DIVIDENDS PER COMMON SHARE .....................       $    .06         $    .06
                                                       ========         ========

BASIC SHARES ...................................        124,061          132,198
                                                       ========         ========

DILUTED SHARES .................................        133,053          141,023
                                                       ========         ========

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                    WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            (In thousands)
                                                 APRIL 4, 1999       JANUARY 3, 1999
                                                 -------------       ---------------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents .............        $  184,899          $  160,743
    Accounts receivable, net ..............            72,335              74,737
    Notes receivable, net .................            17,197              19,952
    Deferred income taxes .................            21,874              23,177
    Inventories and other .................            38,623              35,085
                                                   ----------          ----------
                                                      334,928             313,694
                                                   ----------          ----------

PROPERTY AND EQUIPMENT ....................         1,814,368           1,783,212
    Accumulated depreciation and
      amortization ........................          (520,210)           (502,418)
                                                   ----------          ----------
                                                    1,294,158           1,280,794
                                                   ----------          ----------

NOTES RECEIVABLE, NET .....................            86,216             126,366
GOODWILL, NET .............................            49,997              50,723
DEFERRED INCOME TAXES .....................            14,753              15,090
OTHER ASSETS ..............................            42,123              51,280
                                                   ----------          ----------
                                                   $1,822,175          $1,837,947
                                                   ==========          ==========

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                        WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    (In thousands)
                                                          APRIL 4, 1999      JANUARY 3, 1999
                                                          -------------      ---------------
                                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable ...............................        $   69,840          $  101,100
    Accrued expenses:
       Salaries and wages ..........................            16,283              30,432
       Taxes .......................................            35,940              31,105
       Insurance ...................................            33,957              34,944
       Other .......................................            42,833              46,432
    Current portion of long-term
       obligations .................................             5,756               5,399
                                                            ----------          ----------
                                                               204,609             249,412
                                                            ----------          ----------
LONG-TERM OBLIGATIONS
    Term debt ......................................           205,130             205,371
    Capital leases .................................            41,092              40,676
                                                            ----------          ----------
                                                               246,222             246,047
                                                            ----------          ----------

DEFERRED INCOME TAXES ..............................            62,244              60,707
OTHER LONG-TERM LIABILITIES ........................            13,771              13,714

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF WENDY'S
   FINANCING I, HOLDING SOLELY WENDY'S
   CONVERTIBLE DEBENTURES ..........................           200,000             200,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock Authorized: 250,000 shares
    Common stock, $.10 stated value per share
      Authorized:  200,000,000 shares
      Issued and Exchangeable:
      133,925,000 and 133,415,000 shares,
        respectively ...............................            11,964              11,796
    Capital in excess of stated value ..............           379,649             370,288
    Retained earnings ..............................           956,160             931,603
    Accumulated other comprehensive expense ........           (27,992)            (33,355)
                                                            ----------          ----------
                                                             1,319,781           1,280,332
    Treasury stock at cost: 9,897,000 and
      9,410,000 shares, respectively ...............          (224,452)           (212,265)
                                                            ----------          ----------
                                                             1,095,329           1,068,067
                                                            ----------          ----------
                                                            $1,822,175          $1,837,947
                                                            ==========          ==========

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                        WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                   (In thousands)
                                                           QUARTER ENDED     QUARTER ENDED
                                                           APRIL 4, 1999     MARCH 29, 1998
                                                           -------------     --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............        $ 39,063          $ 30,840
                                                              --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from asset dispositions .................          12,805            16,609
    Capital expenditures .............................         (54,850)          (56,600)
    Acquisition of franchises ........................            (480)           (1,537)
    Payments on notes receivable .....................          41,147             4,097
    Other investing activities .......................            (102)           (2,251)
                                                              --------          --------
      Net cash used in investing activities ..........          (1,480)          (39,682)
                                                              --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock ...........           7,560             2,517
    Repurchase of common shares ......................         (12,187)          (15,449)
    Principal payments on long-term obligations ......          (1,354)           (1,727)
    Dividends paid on common and
      exchangeable shares ............................          (7,446)           (7,934)
                                                              --------          --------
      Net cash used in financing activities ..........         (13,427)          (22,593)
                                                              --------          --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....          24,156           (31,435)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....         160,743           234,262
                                                              --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........        $184,899          $202,827
                                                              ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
    Interest paid ....................................        $  3,536          $  4,010
    Capitalized lease obligations incurred ...........             574             1,169
    Notes receivable from restaurant dispositions ....             205                --
    Income taxes paid ................................          11,766            14,478
    Acquisition of franchises:
      Fair value of assets acquired, net .............             480             1,612
      Cash paid ......................................             480             1,537
      Liabilities assumed ............................              --                75

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  MANAGEMENT'S STATEMENT
-------------------------------

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy's International, Inc. and Subsidiaries (the Company) as of April 4, 1999 and January 3, 1999 and the condensed results of operations, cash flows and comprehensive income (see Note 3) for the quarters ended April 4, 1999 and March 29, 1998. The Notes to the audited Consolidated Financial Statements which are contained in the Appendix to the Company's 1999 Proxy Statement should be read in conjunction with these Consolidated Condensed Financial Statements.

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

     The computations of basic and diluted earnings per common share are shown below:

                                                         QUARTER ENDED    QUARTER ENDED
                                                         APRIL 4, 1999    MARCH 29,1998
                                                         -------------    -------------
                                                      (In thousands, except per share data)
     Income for computation of basic earnings
       per share ...................................        $ 32,003        $ 23,834
     Interest savings (net of taxes) on assumed
       conversions .................................           1,572           1,534
                                                            --------        --------
     Income for computation of diluted
       earnings per share ..........................        $ 33,575        $ 25,368
                                                            ========        ========
     Weighted average shares for computation
       of basic earnings per share .................         124,061         132,198
     Incremental shares on assumed exercise
       of stock options ............................           1,419           1,252
     Assumed conversions ...........................           7,573           7,573
                                                            --------        --------
     Weighted average shares for computation
       of diluted earnings per share ...............         133,053         141,023
                                                            ========        ========

     Basic earnings per share ......................        $    .26        $    .18
                                                            ========        ========
     Diluted earnings per share ....................        $    .25        $    .18
                                                            ========        ========

NOTE 3.  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
------------------------------------------------------------------

The components of other comprehensive income (expense) and total comprehensive income (expense) are shown below:

                                                                    QUARTER ENDED      QUARTER ENDED
                                                                    APRIL 4, 1999      MARCH 29, 1998
                                                                    -------------      --------------
                                                                             (In thousands)
      Net income ............................................          $32,003            $23,834
      Other comprehensive income:
      Translation adjustments ...............................            5,926              3,752
      Other (net of taxes of $448 and $55, respectively) ....             (563)                69
                                                                       -------            -------
        Total other comprehensive income ....................            5,363              3,821
                                                                       -------            -------
      Comprehensive income ..................................          $37,366            $27,655
                                                                       =======            =======

NOTE 4.  SEGMENT REPORTING
-------------------------

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company's methods of internal reporting and management structure. The Company's reportable segments are: Domestic Wendy's, Tim Hortons and International Wendy's. International Wendy's is comprised of Wendy's of Canada and other Wendy's operations outside the United States. There were no material amounts of revenues or transfers among reportable segments.

The table below presents information about reportable segments for the quarters ended April 4, 1999 and March 29, 1998, respectively:

                                         DOMESTIC                     INTERNATIONAL
                                         WENDY'S       TIM HORTONS       WENDY'S            TOTAL
                                         -------       -----------       -------            -----
                                                               (In thousands)
1999
----
Revenues                                 $342,872        $106,154        $27,517          $476,543
Income (loss) before income taxes          55,436          17,432           (182)           72,686
Capital expenditures                       31,480          19,542          3,828            54,850
1998
----
Revenues                                 $334,788        $ 89,481        $31,304          $455,573
Income (loss) before income taxes          43,894          13,800           (762)           56,932
Capital expenditures                       36,462          15,658          4,480            56,600

A reconciliation of reportable segment income before income taxes to consolidated income before income taxes follows:

                                                     1999                1998
                                                     ----                ----
Income before income taxes                         $ 72,686            $ 56,932
Corporate charges                                   (21,068)            (17,538)
                                                   --------            --------
  Consolidated income before income taxes          $ 51,618            $ 39,394
                                                   ========            ========

Corporate charges include all overhead costs and net interest expense.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

In the first quarter of 1999, the Company's net income increased 34% to $32.0 million, and diluted earnings per common share (EPS) increased 39% to $.25. The Company recorded net income of $23.8 million and diluted EPS of $.18 in the first quarter 1998. In the first quarter 1999, pretax asset gains (including fee income of $1.2 million as a result of franchisees refinancing notes receivable owned by the Company) were $1.8 million versus $82,000 in the first quarter 1998. Average restaurant sales increased significantly in 1999 for both Wendy's and Tim Hortons (Hortons) restaurants, and the domestic Wendy's operating margin improved from 13.4% to 15.8%.


RETAIL SALES
------------
Average restaurant sales increased 13.3% for the first quarter 1999 in Wendy's domestic company restaurants. Average same-store sales in Wendy's domestic company restaurants increased approximately 9.9% in the first quarter. Average domestic Wendy's transaction counts were up 8.5% and domestic selling prices increased .4% in the first quarter 1999. Sales from the Hortons warehouse increased 18.8% in the first quarter as the Hortons' system continues to develop new stores combined with an average same-store sales increase of 10.1% for the first quarter.

Average sales per domestic Wendy's restaurant for the quarters ended April 4, 1999 and March 29, 1998 were as follows:

                                     First Quarter
                                     -------------
                                                                     %
                                  1999          1998             Increase
                                  ----          ----             --------
   Company..................    $304,150      $268,300             13.3
   Franchise................     259,600       237,050              9.5
   Total Domestic...........     268,450       244,300              9.9

The number of systemwide restaurants open as of April 4, 1999 and March 29, 1998 were as follows:

                                                1999             1998
                                                ----             ----
       Company........................         1,043            1,158
       Franchise......................         4,319            4,039
                                               -----            -----
       Total Wendy's..................         5,362            5,197
                                               =====            =====

       Total Hortons..................         1,696            1,601
                                               =====            =====

COST OF SALES AND RESTAURANT OPERATING COSTS
--------------------------------------------
The domestic Wendy's company operating margin increased in the first quarter 1999 to 15.8% versus 13.4% for 1998 primarily due to strong sales growth at company stores, store-level productivity initiatives and the ongoing benefit of closing and franchising underperforming company units during the first quarter of 1998. Wendy's domestic restaurant operating costs, as a percent of retail sales, decreased over 1998, primarily reflecting lower utility and advertising costs and the leverage benefit of higher average sales.

Domestic Wendy's cost of sales, as a percent of sales, decreased .9% in the first quarter 1999 versus 1998. This reflected lower overall store labor costs (as a percent of sales), even with an increase of approximately 5% in the hourly wage rate, lower paper costs and the leveraging benefit of higher average sales. This was partly offset by increased chicken costs. Hortons warehouse cost of sales remained relatively constant as a percent of warehouse sales and total costs of sales increased in line with retail sales.

FRANCHISE REVENUES
------------------
Domestic Wendy's royalties, before reserve provisions, increased $5.6 million in the first quarter 1999 from $33.2 million in 1998. This was partly a result of an increase of 244 Wendy's domestic average franchise restaurants open in 1999. Average sales of Wendy's domestic franchise restaurants increased 9.5% in the first quarter 1999 over 1998. Average sales at Hortons Canadian restaurants increased 10.1% resulting in increased royalty income. Franchise reserves of $1.1 million and $561,000 were provided in the first quarter of 1999 and 1998, respectively.

Rental income for the quarter increased $3.3 million in 1999 from $25.6 million in 1998. This was primarily a result of more Hortons franchise leased properties and the increased average sales at Hortons resulting in $2.5 million increased rental income. Asset gains increased $1.7 million representing $1.2 million in fees relating to franchisees refinancing $38 million in notes receivable owned by the Company. Franchise fees increased $2.1 million in 1999 from $5.7 million in 1998. This primarily represented increased Hortons franchise fees of $2.0 million as a result of more store openings.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------
General and administrative expenses for the first quarter of 1999 were $47.0 million versus $43.2 million in 1998, or 9.9% and 9.5% of total revenues, respectively. The higher percentage for 1999 reflects the fewer domestic Wendy's company stores as a result of stores franchised and closed during 1998. The increase also reflects more performance-based bonus expense in 1999.

INTEREST, NET
-------------
Interest, net increased $1.9 million to $1.7 million in the first quarter 1999 primarily reflecting a decrease in interest income as there were lower levels of notes receivable.

INCOME TAXES
------------
The effective tax rate decreased to 38.0% in the first quarter 1999 from 39.5% in 1998, reflecting the tax effects of restructuring to provide for continuing growth at Hortons.


                              COMPREHENSIVE INCOME
                              --------------------
Comprehensive income increased primarily due to favorable movement in the Canadian exchange rate since year-end 1998 (See Note 3).


                               FINANCIAL CONDITION
                               -------------------
The Company's financial condition continues to be very strong at the end of the first quarter of 1999. The debt to equity and debt to total capitalization ratios were 22% and 18%, respectively, at April 4, 1999. The Company has initiated a program to maximize return on assets over the long term by redeploying assets to opportunities that have higher potential returns. The Company closed or franchised underperforming restaurants during 1998. The salad bar removals were completed during 1998. Progress has been made in implementing information technology systems in 1999. A total of $86 million in notes receivable was refinanced in 1998 and 1999. The Company plans on continuing the strategy of redeploying assets. Capital generated from asset reductions is expected to be used for such programs as share repurchase, new restaurant development and potential acquisitions. During the quarter, cash of $12.2 million was used to repurchase 487,000 common shares. A total of $223 million in cash has been used to purchase 9.8 million shares since the repurchase program was announced in February 1998. Capital expenditures amounted to $55 million for 1999 compared with $57 million for 1998.


                                     OUTLOOK
                                     -------
The Company continues to employ its operating strategies as outlined in the Appendix to the Company's 1999 Proxy Statement. As was expected, competition in the quick-service restaurant industry has been intense and is expected to remain so in the future. The Company faced an extremely competitive environment, including discounting in domestic and international markets and higher domestic labor rates. These conditions may continue. Emphasis continues to be on solid restaurant operations, new products, effective marketing, new restaurant development and the overall financial health of the entire system. The Company believes that its success depends on providing quality products and everyday value, not in discounting products.

The Company currently anticipates that up to 560 new Wendy's and Hortons restaurants could be opened systemwide (both company and franchise) during 1999, subject to the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development. Year-to-date 1999, there were 87 new restaurants opened. Cash flow from operations, cash and investments on hand, existing revolving credit agreements, possible asset sales and cash from repayment of notes receivable should adequately provide for projected cash requirements. If additional cash is needed for future acquisitions of restaurants from franchisees, repurchase of common shares, or for other corporate purposes, the Company believes it would be able to obtain additional cash through potential bank borrowings or the issuance of securities.


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

The Company has completed an assessment of year 2000 issues with respect to what it has identified as significant priorities. The Company has initiated a plan to install a new enterprise-wide information system which will include new software that is year 2000 compliant. This system is expected to be implemented during 1999. The Company has also implemented a plan to remediate existing store management systems. This plan is expected to be completed during 1999. The Company has made an assessment that other existing software will need to be modified since it will either not be replaced by the new information systems or replacement will not occur prior to year 2000. Internal resources and third party consultants are being utilized to identify, correct and test these systems for year 2000 compliance. Of the systems modified, approximately 96% have been tested and put into production. It is expected that substantially all testing of those systems will be completed by the end of the second fiscal quarter of 1999. The Company is currently addressing potential year 2000 issues on lower priority systems and expects that these systems will be year 2000 compliant by the end of 1999.

The modifications to existing software are expected to cost approximately $4 million, of which $2.4 million has been expensed through 1998 and $210,000 has been expensed year-to-date in 1999. The remainder will be expensed in fiscal 1999. The new information system is estimated to cost approximately $50 million to $60 million, a substantial portion of which will be capitalized. All costs are expected to be funded by cash flows from operations.

The Company has initiated communications with various third parties with which it has significant relationships to determine their readiness with respect to the year 2000 issue. These third parties include food and paper suppliers, restaurant equipment suppliers, banks and other entities. Based on responses received from most of these third parties, it appears that year 2000 issues are being addressed. The Company intends to pursue responses from the remaining third parties with which it has significant relationships and to discuss any material year 2000 concerns that are identified. The Company intends to develop contingency plans for third parties that the Company believes have material year 2000 concerns. Although the Company has not been informed of material year 2000 issues by third parties with which it has material relationships/ or franchisees, there is no assurance that these entities will be year 2000 compliant on a timely basis. The Company is continuing to evaluate risks and remedial actions with respect to third parties as year 2000-related information changes. Unanticipated failures or significant delays in furnishing products or services by third parties or general public infrastructure service providers, or the inability of franchisees to perform sales reporting and financial management functions or to make timely payments to the Company or suppliers, could have a material adverse effect on results of operations, financial condition and/or liquidity. The Company has contingency plans in place for certain of these eventualities (such as the ability to shift quickly to other food suppliers in the event one supplier experiences unanticipated year 2000 issues) and, to the extent possible, intends to develop other contingency plans as needed.

The Company has also been communicating with and providing information to its franchisees regarding the potential business risks associated with the year 2000 issue. Among other things, these communications encourage franchisees to address year 2000 issues and provide information that could be useful in assessing potential year 2000 issues. The Company intends to continue providing information to franchisees with respect to such issues.

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


                      RECENTLY ISSUED ACCOUNTING STANDARDS
                      ------------------------------------

In June 1998, Financial Accounting Standard Number 133 - "Accounting for Derivative Instruments and Hedging Activities" was issued. The statement is effective for all quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the financial statements at fair value. Currently this statement would not impact the Company's financial statements.


                              SAFE HARBOR STATEMENT
                              ---------------------

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing heavy price discounting; changes in economic conditions; changes in consumer perceptions of food safety; harsh weather, particularly in the first and fourth quarters; changes in consumer tastes; labor and benefit costs; legal claims; risks inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully complete transactions designed to improve its return on investment; unanticipated issues related to year 2000 compliance efforts of the Company or various third parties; and other factors set forth in Exhibit 99 attached hereto.

                           PART II: OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K.

(a)  Index to Exhibits on Page 15.

(b) The Company filed one Report on Form 8-K during the first quarter 1999. The Form 8-K filed March 17, 1999 announced quarter-to-date sales for the first quarter of 1999, and a range of projected earnings for the first quarter and full year 1999. A copy of the press release issued March 17, 1999 was attached.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WENDY'S INTERNATIONAL, INC.
                                        ---------------------------
                                               (Registrant)

Date: 05/19/99                          /s/ Frederick R. Reed
     ----------                         --------------------------------
                                        Frederick R. Reed
                                        Chief Financial Officer
                                        and Secretary

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Exhibit
Number                             Description                       Page No.
------                             -----------                       --------
  27                          Financial Data Schedule                    16

  99                  Safe Harbor Under the Private Securities         17-18
                           Litigation Reform Act of 1995