Form 10-Q
period 1999-07-04
WENDYS INTERNATIONAL INC
filed 1999-08-18
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended July 4, 1999
                               ------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from________________to_____________

Commission File Number 1-8116
                       ------

                           WENDY'S INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Ohio                                               31-0785108
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio    43017-0256
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

(Registrant's telephone number, including area code)    614-764-3100
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
                                      -----  -----

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at August 6, 1999
--------------------------------           -----------------------------
Common shares, $.10 stated value                 121,448,000 shares

Exhibit index on page 17.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                  Pages
                                                                                  -----
PART I:       Financial Information

       Item 1.     Financial Statements:

           Consolidated Condensed Statements of Income for the quarter
              and year-to-date periods ended July 4, 1999 and July 5, 1998        3 - 4

            Consolidated Condensed Balance Sheets as of July 4, 1999
              and January 3, 1999                                                 5 - 6

           Consolidated Condensed Statements of Cash Flows for the
              year-to-date periods ended July 4, 1999 and July 5, 1998              7

            Notes to the Consolidated Condensed Financial Statements              8 - 9

       Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                 10 - 13

PART II:      Other Information

       Item 4                                                                       14

       Item 6                                                                       14

       Signature                                                                    15

       Index to Exhibits                                                            16

Exhibit 10                                                                       17 - 33

Exhibit 99                                                                       34 - 35


                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                                (In thousands, except per share data)
                                                   13 WEEKS ENDED   14 WEEKS ENDED
                                                    JULY 4, 1999     JULY 5, 1998
                                                    ------------     ------------
REVENUES
    Retail sales ..............................       $ 422,838       $ 435,473
    Franchise revenues ........................         105,712          94,491
                                                      ---------       ---------
                                                        528,550         529,964
                                                      ---------       ---------
COSTS AND EXPENSES
    Cost of sales .............................         262,007         271,415
    Company restaurant operating
      costs ...................................          90,673          95,737
    Operating costs ...........................          19,327          17,961
    General and administrative
      expenses ................................          48,752          46,686
    Depreciation and amortization
      of property and equipment ...............          24,120          24,326
    Other expense (income) ....................             830            (409)
    Interest, net .............................           2,952             735
                                                      ---------       ---------
                                                        448,661         456,451
                                                      ---------       ---------

INCOME BEFORE INCOME TAXES ....................          79,889          73,513
INCOME TAXES ..................................          30,357          27,910
                                                      ---------       ---------
NET INCOME ....................................       $  49,532       $  45,603
                                                      =========       =========

BASIC EARNINGS PER COMMON SHARE ...............       $     .40       $     .35
                                                      =========       =========

DILUTED EARNINGS PER COMMON SHARE .............       $     .39       $     .34
                                                      =========       =========

BASIC SHARES ..................................         123,118         130,212
                                                      =========       =========

DILUTED SHARES ................................         132,449         139,155
                                                      =========       =========



The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                               (In thousands, except per share data)
                                                  26 WEEKS ENDED   27 WEEKS ENDED
                                                   JULY 4, 1999     JULY 5, 1998
                                                   ------------     ------------
REVENUES
    Retail sales ............................       $  812,158       $  817,061
    Franchise revenues ......................          192,935          168,476
                                                    ----------       ----------
                                                     1,005,093          985,537
                                                    ----------       ----------
COSTS AND EXPENSES
    Cost of sales ...........................          508,446          514,106
    Company restaurant operating
      costs .................................          177,415          186,943
    Operating costs .........................           37,529           32,512
    General and administrative
      expenses ..............................           95,800           89,854
    Depreciation and amortization
      of property and equipment .............           47,643           49,080
    Other expense (income) ..................            2,054             (418)
    Interest, net ...........................            4,699              553
                                                    ----------       ----------
                                                       873,586          872,630
                                                    ----------       ----------

INCOME BEFORE INCOME TAXES ..................          131,507          112,907
INCOME TAXES ................................           49,972           43,470
                                                    ----------       ----------
NET INCOME ..................................       $   81,535       $   69,437
                                                    ==========       ==========

BASIC EARNINGS PER COMMON SHARE .............       $      .66       $      .53
                                                    ==========       ==========

DILUTED EARNINGS PER COMMON SHARE ...........       $      .64       $      .52
                                                    ==========       ==========

BASIC SHARES ................................          123,590          131,168
                                                    ==========       ==========

DILUTED SHARES ..............................          132,751          140,054
                                                    ==========       ==========


The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                         (In thousands)
                                                 JULY 4, 1999     JANUARY 3, 1999
                                                 ------------     ---------------
                                                 (Unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents ............       $   245,159        $   160,743
    Accounts receivable, net .............            71,749             74,737
    Notes receivable, net ................             7,116             19,952
    Deferred income taxes ................            19,592             23,177
    Inventories and other ................            35,181             35,085
                                                 -----------        -----------
                                                     378,797            313,694
                                                 -----------        -----------

PROPERTY AND EQUIPMENT ...................         1,820,054          1,783,212
    Accumulated depreciation and
      amortization .......................          (522,754)          (502,418)
                                                 -----------        -----------
                                                   1,297,300          1,280,794
                                                 -----------        -----------

NOTES RECEIVABLE, NET ....................            40,224            126,366
GOODWILL, NET ............................            49,740             50,723
DEFERRED INCOME TAXES ....................            14,340             15,090
OTHER ASSETS .............................            41,725             51,280
                                                 -----------        -----------
                                                 $ 1,822,126        $ 1,837,947
                                                 ===========        ===========



The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                             (In thousands)
                                                       JULY 4, 1999  JANUARY 3, 1999
                                                       ------------  ---------------
                                                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable ...............................   $    73,056    $   101,100
    Accrued expenses:
       Salaries and wages ..........................        23,969         30,432
       Taxes .......................................        37,848         31,105
       Insurance ...................................        34,261         34,944
       Other .......................................        30,123         46,432
    Current portion of long-term
       obligations .................................         5,712          5,399
                                                       -----------    -----------
                                                           204,969        249,412
                                                       -----------    -----------
LONG-TERM OBLIGATIONS
    Term debt ......................................       205,025        205,371
    Capital leases .................................        41,490         40,676
                                                       -----------    -----------
                                                           246,515        246,047
                                                       -----------    -----------

DEFERRED INCOME TAXES ..............................        59,093         60,707
OTHER LONG-TERM LIABILITIES ........................        14,654         13,714

COMMITMENTS AND CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF WENDY'S
   FINANCING I, HOLDING SOLELY WENDY'S
   CONVERTIBLE DEBENTURES ..........................       200,000        200,000

SHAREHOLDERS' EQUITY
    Preferred stock, authorized:  250,000 shares
    Common stock, $.10 stated value per share
      Authorized:  200,000,000 shares
      Issued and Exchangeable:
      134,432,000 and 133,415,000 shares,
        respectively ...............................        11,898         11,796
    Capital in excess of stated value ..............       389,924        370,288
    Retained earnings ..............................       998,300        931,603
    Accumulated other comprehensive expense ........       (23,082)       (33,355)
                                                       -----------    -----------
                                                         1,377,040      1,280,332
    Treasury stock at cost: 11,928,000 and 9,410,000
      shares, respectively .........................      (280,145)      (212,265)
                                                       -----------    -----------
                                                         1,096,895      1,068,067
                                                       -----------    -----------
                                                       $ 1,822,126    $ 1,837,947
                                                       ===========    ===========


The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         (In thousands)
                                                 26 WEEKS ENDED 27 WEEKS ENDED
                                                  JULY 4, 1999   JULY 5, 1998
                                                  ------------   ------------
NET CASH PROVIDED BY OPERATING
    ACTIVITIES ..................................   $ 113,561    $  81,140
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from asset dispositions ............      58,828       46,416
    Capital expenditures ........................    (114,050)    (106,151)
    Acquisition of franchises ...................      (1,726)      (4,807)
    Payments on notes receivable ................      99,363       13,439
    Other investing activities ..................      (1,260)      (4,664)
                                                    ---------    ---------
      Net cash used in investing activities .....      41,155      (55,767)
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock ......      15,594        9,126
    Repurchase of common shares .................     (67,880)    (132,184)
    Principal payments on long-term
      obligations ...............................      (3,176)      (3,335)
    Dividends paid on common and
      exchangeable shares .......................     (14,838)     (15,810)
                                                    ---------    ---------
      Net cash used in financing activities .....     (70,300)    (142,203)
                                                    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS ................................      84,416     (116,830)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD .....................................     160,743      234,262
                                                    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......   $ 245,159    $ 117,432
                                                    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
    Capitalized lease obligations incurred ......   $   1,695    $   1,391
    Notes receivable from restaurant dispositions          --        9,813
    Acquisition of franchises:
      Fair value of assets acquired, net ........       1,726        4,887
      Cash paid .................................       1,726        4,807
      Liabilities assumed .......................          --           80


The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. MANAGEMENT'S STATEMENT
------------------------------
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy's International, Inc. and Subsidiaries (the Company) at July 4, 1999 and January 3, 1999 and the condensed results of operations and comprehensive income (see Note 3) for the 13 and 26 weeks ended July 4, 1999 and 14 and 27 weeks ended July 5, 1998, and cash flows for the 26 weeks ended July 4, 1999 and 27 weeks ended July 5, 1998. The Notes to the audited Consolidated Financial Statements which are contained in the Appendix to the Company's 1999 Proxy Statement should be read in conjunction with these Consolidated Condensed Financial Statements.

NOTE 2. NET INCOME PER SHARE
----------------------------
     Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted computations include dilutive common share equivalents and assumed conversion of company obligated mandatorily redeemable preferred securities and the elimination of related expenses, net of income taxes.

     The computations of basic and diluted earnings per common share are shown below:


                                                    13 WEEKS       14 WEEKS        26 WEEKS       27 WEEKS
                                                      ENDED          ENDED           ENDED          ENDED
                                                   JULY 4, 1999   JULY 5, 1998    JULY 4, 1999   JULY 5, 1998
                                                   ------------   ------------    ------------   ------------
                                                            (In thousands, except per share data)
     Income for computation of basic earnings
       per share ..............................      $ 49,532      $ 45,603         $ 81,535       $ 69,437
     Interest savings (net of taxes) on assumed
       conversions ............................         1,573         1,652            3,145          3,187
                                                     --------      --------         --------       --------
     Income for computation of diluted
       earnings per share .....................      $ 51,105      $ 47,255         $ 84,680       $ 72,624
                                                     ========      ========         ========       ========
     Weighted average shares for computation
       of basic earnings per share ............       123,118       130,212          123,590        131,168
     Incremental shares on assumed exercise
       of stock options .......................         1,758         1,370            1,588          1,313
     Assumed conversions ......................         7,573         7,573            7,573          7,573
                                                     --------      --------         --------       --------
     Weighted average shares for computation
       of diluted earnings per share ..........       132,449       139,155          132,751        140,054
                                                     ========      ========         ========       ========

     Basic earnings per share .................      $    .40      $    .35         $    .66       $    .53
                                                     ========      ========         ========       ========
     Diluted earnings per share ...............      $    .39      $    .34         $    .64       $    .52
                                                     ========      ========         ========       ========


NOTE 3.  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
-------  ---------------------------------------------------------
The components of other comprehensive income (expense) and total comprehensive income (expense) are shown below:


                                            13 WEEKS ENDED   14 WEEKS ENDED   26 WEEKS ENDED   27 WEEKS ENDED
                                             JULY 4, 1999     JULY 5, 1998     JULY 4, 1999     JULY 5, 1998
                                             ------------     ------------     ------------     ------------
                                                                      (In thousands)
Net income ................................    $ 49,532        $ 45,603          $ 81,535        $ 69,437
Other comprehensive income (expense):
Translation adjustments ...................       4,749          (9,570)           10,675          (5,818)
Other (net of taxes of $128, $150, $320 and
  $205, respectively) .....................         161             188              (402)            257
                                               --------        --------          --------        --------
Total other comprehensive income ..........       4,910          (9,382)           10,273          (5,561)
                                               --------        --------          --------        --------
Comprehensive income ......................    $ 54,442        $ 36,221          $ 91,808        $ 63,876
                                               ========        ========          ========        ========


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

The table below presents information about reportable segments:


                                    DOMESTIC WENDY'S     TIM HORTONS    INTERNATIONAL WENDY'S        TOTAL
                                    ----------------     -----------    ---------------------        -----
                                                              (In thousands)
13 WEEKS ENDED JULY 4, 1999
---------------------------
Revenues                                $379,132          $115,964            $33,454              $528,550
Income before income taxes                81,773            22,468              1,442               105,683
Capital expenditures                      41,005            14,913              3,282                59,200

14 WEEKS ENDED JULY 5, 1998
---------------------------
Revenues                                $385,131          $107,321            $37,512              $529,964
Income before income taxes                75,427            17,673              2,758                95,858
Capital expenditures                      30,654            17,312              1,585                49,551

26 WEEKS ENDED JULY 4, 1999
---------------------------
Revenues                                $722,004          $222,118            $60,971            $1,005,093
Income before income taxes               137,209            39,900              1,260               178,369
Capital expenditures                      72,485            34,455              7,110               114,050

27 WEEKS ENDED JULY 5, 1998
---------------------------
Revenues                                $719,919          $196,802            $68,816              $985,537
Income before income taxes               119,321            31,473              1,996               152,790
Capital expenditures                      67,116            32,970              6,065               106,151


A reconciliation of reportable segment income before income taxes to consolidated income before income taxes follows:


                                              13 WEEKS ENDED    14 WEEKS ENDED   26 WEEKS ENDED   27 WEEKS ENDED
                                               JULY 4, 1999      JULY 5, 1998     JULY 4, 1999     JULY 5, 1998
                                               ------------      ------------     ------------     ------------
Income before income taxes                       $105,683          $ 95,858         $ 178,369        $ 152,790
Corporate charges                                 (25,794)          (22,345)          (46,862)         (39,883)
                                                 --------          --------         ---------        ---------
  Consolidated income before income taxes        $ 79,889          $ 73,513         $ 131,507        $ 112,907
                                                 ========          ========         =========        =========


Corporate charges include certain overhead costs and net interest expense.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

In the second quarter of 1999, the Company's net income increased 8.6% to $49.5 million from $45.6 million in 1998, and diluted earnings per common share (EPS) increased 15% to $.39. The current quarter includes 13 weeks of operations versus 14 weeks in 1998. Excluding the additional week in 1998, net income increased 20% and EPS increased 26%. In the second quarter 1999, pretax asset gains were $8.2 million versus $4.3 million in the second quarter 1998.

Year-to-date 1999 net income was $81.5 million versus $69.4 million in 1998, a 17% increase. EPS was $.64 in 1999, a 23% increase over $.52 for 1998. The year-to-date results include 26 weeks of operations in 1999 versus 27 weeks in 1998. In both periods, average restaurant sales increased significantly in 1999 for Wendy's and Tim Hortons (Hortons) restaurants, and, in both periods, the domestic Wendy's operating margin improved.

RETAIL SALES
------------
Average restaurant sales increased 10.4% for the second quarter 1999 and 11.7% year-to-date in Wendy's domestic company restaurants. Average same-store sales in Wendy's domestic company restaurants increased approximately 8.3% in the second quarter and 9.0% year-to-date. Average domestic Wendy's transaction counts were up 7.3% and 7.8% for the second quarter and year-to-date 1999, respectively. Domestic selling prices increased .4% in the second quarter and
 .3% year-to-date 1999. Hortons warehouse sales increased 13.6% in the second quarter and 16.1% year-to-date as Hortons continued to develop new stores and average same-store sales increased 10.9% and 10.5% for the second quarter and year-to-date, respectively.

Average sales per domestic Wendy's restaurant, adjusted to eliminate the impact of the extra week in second quarter 1998, for the quarters and year-to-date periods ended July 4, 1999 and July 5, 1998 were as follows:


                              Second Quarter                  Year-to-Date
                              --------------                  ------------
                                              %                               %
                        1999      1998     Increase    1999       1998     Increase
                        ----      ----     --------    ----       ----     --------
    Company ......   $329,900   $298,900     10.4    $634,050   $567,500     11.7
    Franchise ....    282,350    264,650      6.7     542,050    503,250      7.7
    Total Domestic    291,750    272,150      7.2     560,300    517,700      8.2


The number of systemwide restaurants open as of July 4, 1999 and July 5, 1998 was as follows:


                                1999              1998
                                ----              ----
        Company .............   1,043            1,048
        Franchise ...........   4,359            4,183
                                -----            -----
        Total Wendy's........   5,402            5,231
                                =====            =====

        Total Hortons........   1,721            1,585
                                =====            =====

        Total System            7,123            6,816
                                =====            =====


COST OF SALES AND RESTAURANT OPERATING COSTS
--------------------------------------------
The domestic Wendy's company operating margin increased in the second quarter 1999 to 17.7% versus 16.6% for 1998 and was 16.8% in 1999 versus 15.0% for the year-to-date comparison. This was primarily due to strong sales growth at company stores and store-level productivity initiatives. Wendy's domestic restaurant operating costs, as a percent of retail sales, decreased over 1998, primarily reflecting the leverage benefit of higher average sales, lower utility and insurance costs, and in the year-to-date period, lower advertising costs.

Domestic Wendy's cost of sales, as a percent of sales, decreased .2% in the second quarter 1999 versus 1998 and decreased .5% year-to-date. This reflected lower overall store labor costs (as a percent of sales), even with an increase of more than 5% in the hourly wage rate, lower paper costs and the leveraging benefit of higher average sales. However, food costs were higher with increased beef and chicken costs. Hortons warehouse cost of sales remained relatively constant as a percent of warehouse sales and total cost of sales increased in line with retail sales.

FRANCHISE REVENUES
------------------
Domestic Wendy's royalties, before reserve provisions, increased $2.5 million in the second quarter 1999 to $42.6 million. An average of 217 more Wendy's domestic franchise restaurants were open in 1999 and average sales of Wendy's domestic franchise restaurants increased 6.7% in the second quarter 1999 over 1998. This was partly offset by one less week of operations in 1999. For the year-to-date comparison, domestic royalties before reserves increased $8.1 million to $81.4 million in 1999. This reflected an average of 230 more franchise restaurants and average sales increases of 7.7%, offset by one less week of operations in 1999. Average same-store sales at Hortons Canadian restaurants increased 10.9% for the second quarter 1999 and 10.5% for the first half of 1999 resulting in increased royalty income partly offset by one less week of operations. Hortons opened 32 stores and 58 stores in the second quarter and year-to-date 1999, respectively. Franchise reserves of $1.1 million and $561,000 were provided in the first half of 1999 and 1998, respectively.

Asset gains increased $3.9 million in the second quarter 1999 including $4.5 million more pretax gains from franchising Wendy's restaurants, and $.6 million in fees related to franchisees refinancing $47 million of notes receivable owned by the Company. This was offset by $1.2 million less gains from the sale of rental properties. Asset gains increased $5.6 million year-to-date 1999 including $4.5 million more pretax gains from franchising Wendy's restaurants, and $1.8 million in fees relating to refinancing $82 million in notes receivable. This was offset by $.7 million less gains from the sale of rental property.

Rental income for the quarter increased $4.7 million to $34.4 million in 1999 and increased $8.0 million in the first half of 1999 to $63.2 million. This was primarily a result of more Hortons franchise leased properties and the increased average sales at Hortons resulting in $2.7 million increased rental income in the second quarter and $5.2 million in the first half of 1999. This also reflects one less week of operations in 1999. Franchise fees increased $1.4 million in the first half of 1999 to $15.7 million. This primarily represented increased Hortons franchise fees of $1.8 million as a result of more store openings.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------
General and administrative expenses for the second quarter of 1999 were $48.8 million versus $46.7 million in 1998, or 9.2% and 8.8% of total revenues, respectively. Year-to-date general and administrative costs were $95.8 million and 9.5% of total revenues compared with $89.9 million and 9.1% of total revenues. The higher percentage for 1999 reflects lower retail sales from fewer Wendy's company stores as a result of stores franchised and closed during 1998. The increase also reflects more performance-based bonus expense, due to strong sales, in 1999 and increases in professional services for information technology initiatives.

INTEREST, NET
-------------
Interest, net increased $2.2 million to $3.0 million in the second quarter 1999 and increased $4.1 million to $4.7 million in the year-to-date comparison primarily reflecting a decrease in interest income as there were significantly lower levels of notes receivable and lower average levels of cash and cash equivalents due to the share repurchase program.


                           OTHER COMPREHENSIVE INCOME
                           --------------------------
Other comprehensive income increased primarily due to favorable movement in the Canadian exchange rate since year-end 1998 (See Note 3).

                               FINANCIAL CONDITION
                               -------------------
The Company's financial condition continues to be very strong at the end of the second quarter of 1999. The long-term debt to equity and debt to total capitalization ratios were 22% and 18%, respectively, at July 4, 1999. The Company has initiated a program to maximize return on assets over the long term by redeploying assets to opportunities that have higher potential returns. The Company closed or franchised underperforming restaurants during 1998. The salad bar removals were completed during 1998. Progress has been made in implementing information technology systems in 1999. A total of $143 million in notes receivable has been refinanced in 1998 and 1999. The Company plans on continuing the strategy of improving return on assets. Capital generated from asset reductions is expected to be used for such programs as share repurchase, new restaurant development and potential acquisitions. During the quarter, cash of $52.6 million was used to repurchase 1.9 million common shares. A total of $278 million in cash has been used to purchase 11.8 million shares since the repurchase program was announced in February 1998. Capital expenditures amounted to $109 million for 1999 compared with $106 million for 1998.


                                     OUTLOOK
                                     -------
  The Company continues to employ its operating strategies as outlined in the Appendix to the Company's 1999 Proxy Statement. As was expected, competition in the quick-service restaurant industry has been intense and is expected to remain so in the future. The Company faced an extremely competitive environment, including discounting in domestic and international markets and higher domestic labor rates. These conditions may continue. Emphasis continues to be on solid restaurant operations, store-level productivity initiatives, new products, effective marketing, new restaurant development and the overall financial health of the entire system. The Company believes that its success depends on providing quality products and everyday value, not in discounting products.

  The Company currently anticipates that up to 560 new Wendy's and Hortons restaurants could be opened systemwide (both company and franchise) during 1999. This is subject to the continued ability of the Company and its franchisees to complete permitting and to overcome other regulatory requirements for the completion of stores in progress, and to obtain financing for new restaurant development. Year-to-date 1999, there were 188 new restaurants opened. Cash flow from operations, cash and investments on hand and possible asset sales should adequately provide for projected cash requirements. If additional cash is needed for future acquisitions of restaurants from franchisees, repurchase of common shares, or for other corporate purposes, the Company believes it would be able to obtain additional cash through existing revolving credit agreements, potential bank borrowings or the issuance of securities.

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

The Company has completed an assessment of year 2000 issues with respect to what it has identified as significant priorities. The Company has initiated a plan to install a new enterprise-wide information system which will include new software that is expected to be substantially year 2000 compliant. This system is expected to be substantially implemented during 1999. The Company has also implemented a plan to remediate existing store management systems. This plan is expected to be completed during 1999. The Company has made an assessment that other existing software will need to be modified since it will either not be replaced by the new information systems or replacement will not occur prior to year 2000. Internal resources and third party consultants are being utilized to identify, correct and test these systems for year 2000 compliance. Substantially all mainframe systems modified have been tested and put into production. It is expected that substantially all testing and implementation of other high priority information systems will be completed by the end of the third fiscal quarter of 1999. The Company is currently addressing potential year 2000 issues on lower priority systems and expects that these systems will be year 2000 compliant by the end of 1999.

The modifications to existing software are expected to cost approximately $4 million, of which $2.4 million has been expensed through 1998 and $657,000 has been expensed year-to-date in 1999. The remainder will be expensed in fiscal 1999. The new information system is estimated to cost approximately $50 million to $60 million, a substantial portion of which will be capitalized. All costs are expected to be funded by cash flows from operations.

The Company has initiated communications with various third parties with which it has significant relationships to determine their readiness with respect to the year 2000 issue. These third parties include food and paper suppliers, restaurant equipment suppliers, banks and other entities. Based on responses received from most of these third parties, it appears that year 2000 issues are being addressed. The Company intends to pursue responses from the remaining third parties with which it has significant relationships and to discuss any material year 2000 concerns that are identified. The Company intends to develop contingency plans for third parties that the Company believes have material year 2000 concerns. Although the Company has not been informed of material year 2000 issues by third parties with which it has material relationships/or franchisees, there is no assurance that these entities will be year 2000 compliant on a timely basis. The Company is continuing to evaluate risks and remedial actions with respect to third parties as year 2000-related information changes. Unanticipated failures or significant delays in furnishing products or services by third parties or general public infrastructure service providers, or the inability of franchisees to perform sales reporting and financial management functions or to make timely payments to the Company or suppliers, could have a material adverse effect on results of operations, financial condition and/or liquidity. The Company has contingency plans in place for certain of these eventualities (such as the ability to shift quickly to other food suppliers in the event one supplier experiences unanticipated year 2000 issues) and, to the extent possible, intends to develop other contingency plans as needed.

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

                      RECENTLY ISSUED ACCOUNTING STANDARDS
                      ------------------------------------

In June 1998, Financial Accounting Standard Number 133 - "Accounting for Derivative Instruments and Hedging Activities" was issued. The statement is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the financial statements at fair value. Currently this statement would not impact the Company's financial statements.


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

                           PART II: OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders.

(a) The Annual Meeting of the Company's shareholders was held on May 4, 1999.

(b) The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director:

                Director                        For                  Withheld
                --------                        ---                  --------
           Thekla R. Shackelford             93,545,713             1,143,070
           Ronald E. Musick                  93,549,035             1,139,750
           W. Clay Hamner                    93,545,650             1,143,136
           Gordon F. Teter                   93,552,151             1,136,634
           Frederick R. Reed                 93,549,969             1,138,815

The following directors did not stand for reelection at the meeting (the year in which each director's term expires is indicated in parenthesis): Fielden B. Nutter, Sr. (2000), James V. Pickett (2000), Thomas F. Keller (2000), Ronald V. Joyce (2000), Andrew G. McCaughey (2000), R. David Thomas (2001), Ernest S. Hayeck (2001), Janet Hill (2001), True H. Knowles (2001) and Paul D. House
(2001).

(c) The following table sets forth the brief description of each other matter voted on at the Annual Meeting and the number of votes cast for, against or abstaining from, as well as broker nonvotes on each matter:


                                                                                     Broker
                                            For           Against      Abstain      Nonvotes
                                            ---           -------      -------      --------
Ratify the selection of
  PricewaterhouseCoopers LLP as
  independent public accountants
  of the Company                         94,583,471       138,594       365,313       None

Approve the performance goals of
  the Amended and Restated Senior
  Executive Earnings Maximization
  Plan                                   88,726,198     5,485,265       875,901       None



Item 6.  Exhibits and reports on Form 8-K.

(a) Index to Exhibits on Page 16.

(b) No report on Form 8-K was filed during the quarter ended July 4, 1999.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           WENDY'S INTERNATIONAL, INC.
                           ---------------------------
                                  (Registrant)



Date:   08/18/99            /s/ Lawrence A. Laudick
     -------------          --------------------------
                            Lawrence A. Laudick
                            Senior Vice President,
                            General Controller and
                            Assistant Secretary

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS



             Exhibit
              Number                   Description
              ------                   -----------


                10                 Sample Key Executive
                                  Agreement between the
                                 Company, The TDL Group
                                   Ltd. and Mr. House

                27               Financial Data Schedule

                99                  Safe Harbor Under
                                 the Private Securities
                              Litigation Reform Act of 1995