Form 10-Q
period 1999-10-03
WENDYS INTERNATIONAL INC
filed 1999-11-17
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended October 3, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ______________________ to _____________________

Commission File Number 1-8116

                           WENDY'S INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                      31-0785108
- ------------------------------                   ----------------------
(State or other jurisdiction of                    (I.R.S.  Employer
incorporation or organization)                   Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio     43017-0256
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

(Registrant's telephone number, including area code)            614-764-3100
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

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.
            Class                           Outstanding at November 5, 1999
- --------------------------------            -------------------------------

Common shares, $.10 stated value                 119,570,000 shares

Exhibit index on page 17.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                               Pages
                                                                                               -----
PART I:       Financial Information

       Item 1.     Financial Statements:

           Consolidated Condensed Statements of Income for the quarter and year-to-date periods ended October 3, 1999 and
              October 4, 1998                                                                  3 - 4

           Consolidated Condensed Balance Sheets as of October 3, 1999
              and January 3, 1999                                                              5 - 6

           Consolidated Condensed Statements of Cash Flows for the
              year-to-date periods ended October 3, 1999 and October 4, 1998                     7

           Notes to the Consolidated Condensed Financial Statements                            8 - 10

       Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                              11 - 14

PART II:      Other Information

       Item 6.     Exhibits and reports on Form 8-K                                             15

       Signature                                                                                16

       Index to Exhibits                                                                        17

       Exhibit 99                                                                             18 - 19

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  (In thousands, except per share data)
                                                                QUARTER ENDED              QUARTER ENDED
                                                               OCTOBER 3, 1999            OCTOBER 4, 1998
                                                               ---------------            ---------------
REVENUES
    Retail sales.....................................                $438,868                  $388,881
    Franchise revenues...............................                 101,841                    96,294
                                                                     --------                   -------
                                                                      540,709                   485,175
                                                                     --------                  --------
COSTS AND EXPENSES
    Cost of sales....................................                 276,082                   241,756
    Company restaurant operating
      costs..........................................                  96,061                    88,319
    Operating costs..................................                  19,857                    14,516
    General and administrative
      expenses.......................................                  48,369                    46,578
    Depreciation and amortization
      of property and equipment......................                  24,796                    23,267
    Other expense....................................                   1,585                        19
    Interest, net...................................                    2,249                       908
                                                                     --------                  --------
                                                                      468,999                   415,363
                                                                     --------                  --------

INCOME BEFORE INCOME TAXES...........................                  71,710                    69,812
INCOME TAXES.........................................                  27,250                    26,877
                                                                     --------                  --------
NET INCOME...........................................                $ 44,460                  $ 42,935
                                                                     ========                  ========

BASIC EARNINGS PER COMMON SHARE......................                    $.37                      $.34
                                                                         ====                      ====

DILUTED EARNINGS PER COMMON SHARE....................                    $.35                      $.33
                                                                         ====                      ====

DIVIDENDS PER COMMON SHARE...........................                    $.06                      $.06
                                                                         ====                      ====

BASIC SHARES.........................................                 121,482                   126,567
                                                                      =======                   =======

DILUTED SHARES.......................................                 130,739                   135,182
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

                                                                  (In thousands, except per share data)
                                                                39 WEEKS ENDED            40 WEEKS ENDED
                                                               OCTOBER 3, 1999            OCTOBER 4, 1998
                                                               ---------------            ---------------
REVENUES
    Retail sales.....................................              $1,251,026                $1,205,942
    Franchise revenues...............................                 294,776                   264,770
                                                                    ---------                 ---------
                                                                    1,545,802                 1,470,712
                                                                    ---------                 ---------
COSTS AND EXPENSES
    Cost of sales....................................                 784,528                   755,862
    Company restaurant operating
      costs..........................................                 273,476                   275,262
    Operating costs..................................                  57,386                    47,028
    General and administrative
      expenses.......................................                 144,169                   136,432
    Depreciation and amortization
      of property and equipment......................                  72,439                    72,347
    Other expense (income)...........................                   3,639                      (399)
    Interest, net....................................                   6,948                     1,461
                                                                    ---------                 ---------
                                                                    1,342,585                 1,287,993
                                                                    ---------                 ---------

INCOME BEFORE INCOME TAXES...........................                 203,217                   182,719
INCOME TAXES.........................................                  77,222                    70,347
                                                                    ---------                 ---------
NET INCOME...........................................              $  125,995                $  112,372
                                                                    =========                 =========

BASIC EARNINGS PER COMMON SHARE......................                   $1.03                      $.87
                                                                        =====                      ====

DILUTED EARNINGS PER COMMON SHARE....................                    $.99                      $.85
                                                                         ====                      ====

DIVIDENDS PER COMMON SHARE...........................                    $.18                      $.18
                                                                         ====                      ====

BASIC SHARES.........................................                 122,887                   129,673
                                                                      =======                   =======

DILUTED SHARES.......................................                 132,080                   138,471
                                                                      =======                   =======

         The accompanying Notes are an integral part of the Consolidated
                         Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    (In thousands)
                                                     OCTOBER 3, 1999               JANUARY 3, 1999
                                                     ---------------               ---------------
                                                       (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents.............              $ 238,599                      $ 160,743
    Accounts receivable, net..............                 65,988                         74,737
    Notes receivable, net.................                  7,591                         19,952
    Deferred income taxes.................                 17,390                         23,177
    Inventories and other.................                 28,944                         35,085
                                                        ---------                      ---------
                                                          358,512                        313,694
                                                        ---------                      ---------

PROPERTY AND EQUIPMENT....................              1,859,916                      1,783,212
    Accumulated depreciation and
      amortization........................               (537,599)                      (502,418)
                                                        ---------                      ---------
                                                        1,322,317                      1,280,794
                                                        ---------                      ---------

NOTES RECEIVABLE, NET.....................                 38,766                        126,366
GOODWILL, NET.............................                 49,062                         50,723
DEFERRED INCOME TAXES.....................                 13,765                         15,090
OTHER ASSETS..............................                 40,668                         51,280
                                                        ---------                      ---------
                                                       $1,823,090                     $1,837,947
                                                        =========                      =========


         The accompanying Notes are an integral part of the Consolidated
                         Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               (In thousands)
                                                                  OCTOBER 3, 1999      JANUARY 3, 1999
                                                                  ---------------      ---------------
                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable.................................                  $  72,481            $  101,100
    Accrued expenses:
       Salaries and wages............................                     25,543                27,228
       Taxes.........................................                     39,561                31,105
       Insurance.....................................                     35,507                34,944
       Other.........................................                     39,643                49,636
    Current portion of long-term
       obligations...................................                      5,048                 5,399
                                                                       ---------             ---------
                                                                         217,783               249,412
                                                                       ---------             ---------
LONG-TERM OBLIGATIONS
    Term debt........................................                    204,927               205,371
    Capital leases...................................                     42,286                40,676
                                                                       ---------             ---------
                                                                         247,213               246,047
                                                                       ---------             ---------

DEFERRED INCOME TAXES................................                     58,077                60,707
OTHER LONG-TERM LIABILITIES..........................                     15,318                13,714

COMMITMENTS AND CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF WENDY'S
   FINANCING I, HOLDING SOLELY WENDY'S
   CONVERTIBLE DEBENTURES............................                    200,000               200,000

SHAREHOLDERS' EQUITY
    Preferred stock, authorized:  250,000 shares
    Common stock, $.10 stated value per share
      Authorized:  200,000,000 shares
      Issued and Exchangeable:
      134,774,000 and 133,415,000 shares,
        respectively.................................                     11,933                11,796
    Capital in excess of stated value................                    397,142               370,288
    Retained earnings................................                  1,035,465               931,603
    Accumulated other comprehensive expense..........                    (20,895)              (33,355)
                                                                       ---------             ---------
                                                                       1,423,645             1,280,332
    Treasury stock at cost: 14,001,000 and 9,410,000
      shares, respectively...........................                   (338,946)             (212,265)
                                                                       ---------             ---------
                                                                       1,084,699             1,068,067
                                                                       ---------             ---------
                                                                      $1,823,090            $1,837,947
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

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                          (In thousands)
                                                              39 WEEKS ENDED            40 WEEKS ENDED
                                                              OCTOBER 3, 1999          OCTOBER 4, 1998
                                                              ---------------          ---------------
NET CASH PROVIDED BY OPERATING
    ACTIVITIES.......................................             $ 208,818                $ 156,396
                                                                   --------                 --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from asset dispositions.................                84,231                   76,715
    Capital expenditures.............................              (185,020)                (161,465)
    Acquisition of franchises........................                (1,355)                  (4,827)
    Payments on notes receivable.....................               100,468                   21,520
    Other investing activities.......................                 1,530                   (6,246)
                                                                   --------                 --------
      Net cash used in investing activities..........                  (146)                 (74,303)
                                                                   --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock...........                21,588                   11,766
    Repurchase of common and exchangeable
      shares                                                       (126,681)                (197,800)
    Principal payments on long-term
      obligations....................................                (3,590)                  (4,384)
    Dividends paid on common and
      exchangeable shares............................               (22,133)                 (23,445)
                                                                   --------                 --------
      Net cash used in financing activities..........              (130,816)                (213,863)
                                                                   --------                 --------
INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS....................................                77,856                 (131,770)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD..........................................               160,743                  234,262
                                                                   --------                 --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........             $ 238,599                $ 102,492
                                                                   ========                 ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
    Interest paid....................................               $18,547                  $18,684
    Capitalized lease obligations incurred...........                 3,786                    3,418
    Notes receivable from restaurant dispositions....                    --                    9,813
    Acquisition of franchises:
      Fair value of assets acquired, net.............                 1,355                    4,907
      Cash paid......................................                 1,355                    4,827
      Liabilities assumed............................                    --                       80

         The accompanying Notes are an integral part of the Consolidated
                         Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 1.  MANAGEMENT'S STATEMENT

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy's International, Inc. and Subsidiaries (the Company) at October 3, 1999 and January 3, 1999 and the condensed results of operations and comprehensive income (see Note 3) for the quarter and 39 weeks ended October 3, 1999 and quarter and 40 weeks ended October 4, 1998, and cash flows for the 39 weeks ended October 3, 1999 and 40 weeks ended October 4, 1998. The Notes to the audited Consolidated Financial Statements which are contained in the Appendix to the Company's 1999 Proxy Statement should be read in conjunction with these Consolidated Condensed Financial Statements.

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

     The computations of basic and diluted earnings per common share are shown below:


                                                              QUARTER             QUARTER           39 WEEKS           40 WEEKS
                                                               ENDED               ENDED              ENDED              ENDED
                                                            OCT. 3, 1999       OCT. 4, 1998       OCT. 3, 1999       OCT. 4, 1998
                                                            ------------       ------------       ------------       ------------
                                                                            (In thousands, except per share data)
     Income for computation of basic earnings
       per share...................................             $44,460           $42,935             $125,995          $112,372
     Interest savings (net of taxes) on assumed
       conversions.................................               1,572             1,612                4,717             4,799
                                                                -------           -------             --------          --------
     Income for computation of diluted
       earnings per common share...................             $46,032           $44,547             $130,712          $117,171
                                                                =======           =======             ========          ========
     Weighted average shares for computation
       of basic earnings per common share..........             121,482           126,567              122,887           129,673
     Incremental shares on assumed exercise
       of stock options............................               1,684             1,042                1,620             1,225
     Assumed conversions...........................               7,573             7,573                7,573             7,573
                                                                -------           -------              -------           -------
     Weighted average shares for computation
       of diluted earnings per common share........             130,739           135,182              132,080           138,471
                                                                =======           =======              =======           =======

     Basic earnings per common share...............                $.37              $.34                $1.03              $.87
                                                                   ====              ====                =====              ====
     Diluted earnings per common share.............                $.35              $.33                 $.99              $.85
                                                                   ====              ====                 ====              ====

NOTE 3.  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income (expense) and total comprehensive income (expense) are shown below:

                                                              QUARTER             QUARTER           39 WEEKS           40 WEEKS
                                                               ENDED               ENDED              ENDED              ENDED
                                                            OCT. 3, 1999       OCT. 4, 1998       OCT. 3, 1999       OCT. 4, 1998
                                                            ------------       ------------       ------------       ------------
                                                                                       (In thousands)
 Net income............................................         $44,460            $42,935            $125,995            $112,372
 Other comprehensive income (expense):
 Translation adjustments...............................           2,272             (7,946)             12,947             (13,764)
 Other (net of taxes of $68, $528, $388 and
   $323, respectively).................................             (85)              (662)               (487)               (405)
                                                                -------            -------            --------             -------
 Total other comprehensive income (expense)............           2,187             (8,608)             12,460             (14,169)
                                                                -------            -------            --------             -------
 Comprehensive income..................................         $46,647            $34,327            $138,455             $98,203
                                                                =======            =======            ========             =======


NOTE 4.  SEGMENT REPORTING

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

The table below presents information about reportable segments:

                                              DOMESTIC WENDY'S            TIM HORTONS     INTERNATIONAL WENDY'S           TOTAL
                                              ----------------            -----------     ---------------------           -----
                                                                                    (In thousands)
QUARTER ENDED OCTOBER 3, 1999
Revenues                                              $379,128               $123,411               $38,170             $540,709
Income before income taxes                              72,554                 23,573                   229               96,356
Capital expenditures                                    49,455                 17,264                 4,251               70,970
QUARTER ENDED OCTOBER 4, 1998
Revenues                                              $359,917                $94,940               $30,318             $485,175
Income before income taxes                              74,060                 15,922                 1,512               91,494
Capital expenditures                                    33,512                 16,351                 5,451               55,314
39 WEEKS ENDED OCTOBER 3, 1999
Revenues                                            $1,101,132               $345,529               $99,141           $1,545,802
Income before income taxes                             209,763                 63,473                   955              274,191
Capital expenditures                                   121,940                 51,719                11,361              185,020
40 WEEKS ENDED OCTOBER 4, 1998
Revenues                                            $1,079,836               $291,742               $99,134           $1,470,712
Income before income taxes                             193,381                 47,395                 3,508              244,284
Capital expenditures                                   100,628                 49,321                11,516              161,465

A reconciliation of reportable segment income before income taxes to consolidated income before income taxes follows:

                                                          QUARTER              QUARTER               39 WEEKS           40 WEEKS
                                                           ENDED                ENDED                 ENDED               ENDED
                                                       OCT. 3, 1999          OCT. 4, 1998          OCT. 3, 1999       OCT. 4, 1998
                                                       ------------          ------------          ------------       ------------
Income before income taxes                                $96,356               $91,494              $274,191             $244,284
Corporate charges                                         (24,646)              (21,682)              (70,974)             (61,565)
                                                          -------               -------               -------              -------
  Consolidated income before income taxes                 $71,710               $69,812              $203,217             $182,719
                                                          =======               =======              ========             ========


Corporate charges include certain overhead costs and net interest expense.


NOTE 5.  SUBSEQUENT EVENT

In October, 1999, the Company closed seven company operated restaurants in the United Kingdom due to high real estate and operating costs. The Company does not expect a significant impact on fourth quarter 1999 earnings.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

In the third quarter of 1999, the Company's net income increased 3.6% to $44.5 million from $42.9 million in 1998, and diluted earnings per common share (EPS) increased 6% to $.35. In the third quarter 1999, pretax asset gains were $2.4 million ($.01 per share) versus $11.3 million ($.05 per share) in the third quarter 1998.

Year-to-date 1999 net income was $126.0 million versus $112.4 million in 1998, a 12.1% increase. EPS was $.99 in 1999, a 16% increase over $.85 for 1998. The year-to-date results include 39 weeks of operations in 1999 versus 40 weeks in 1998. In both periods, average restaurant sales increased significantly in 1999 for Wendy's and Tim Hortons (Hortons) restaurants, and, in both periods, the domestic Wendy's operating margin improved.

RETAIL SALES

Retail sales for the third quarter 1999 increased $50.0 million, or 12.9%, to $438.9 million and increased $45.1 million to $1.3 billion for year-to-date 1999. Average restaurant sales increased 7.3% for the third quarter 1999 and 10.5% year-to-date in Wendy's domestic company restaurants. Average same-store sales in Wendy's domestic company restaurants increased approximately 7.1% in the third quarter and 8.4% year-to-date. Average domestic Wendy's transaction counts were up 4.1% and 6.6% for the third quarter and year-to-date 1999, respectively. Domestic selling price increased .5% in the third quarter and .4% year-to-date 1999. Hortons warehouse sales for the third quarter 1999 increased 21.3%, or $10.1 million, to $57.7 million and 17.8%, or $25.4 million, year-to-date to $168.3 million. This increase was primarily the result of the development of new stores by Hortons and Hortons Canada average same-store sales increases of 12.5% and 11.9% for the third quarter and year-to-date, respectively.

Average sales per domestic Wendy's restaurant, adjusted to eliminate the impact of the extra week in second quarter 1998, for the quarters and year-to-date periods ended October 3, 1999 and October 4, 1998 were as follows:

                                                         Third Quarter                                 Year-to-Date
                                                         -------------                                 ------------
                                                                            %                                                %
                                             1999            1998        Increase          1999             1998          Increase
                                             ----            ----        --------          ----             ----          --------
   Company........................         $333,400       $310,550         7.3          $967,450          $875,650         10.5
   Franchise........................        287,200        270,350         6.2           829,400           770,800          7.6
   Total Domestic..................         296,300        278,450         6.4           856,750           793,550          8.0

The number of systemwide restaurants open as of October 3, 1999 and October 4, 1998 was as follows:

                                                              1999                    1998
                                                              ----                    ----
         Company...............................              1,080                   1,021
         Franchise.............................              4,351                   4,245
                                                             -----                   -----
         Total Wendy's.........................              5,431                   5,266
                                                             =====                   =====

         Total Hortons.........................              1,751                   1,598
                                                             =====                   =====


         Total System                                        7,182                   6,864
                                                             =====                   =====


COST OF SALES AND RESTAURANT OPERATING COSTS

The domestic Wendy's company operating margin increased in the third quarter 1999 to 16.8% versus 16.4% for 1998 and was 16.8% in 1999 versus 15.5% for the year-to-date comparison. This was primarily due to strong sales growth at company stores and store-level productivity initiatives. Wendy's domestic restaurant operating costs, as a percent of retail sales, decreased over 1998 for both the quarter and year-to-date periods, primarily reflecting the leverage benefit of higher average sales. In addition, the quarter reflected lower utility, salaries and benefits, rent and insurance costs. The year-to-date reflected lower utility, insurance and advertising costs.

Domestic Wendy's cost of sales, as a percent of sales, increased .1% in the third quarter 1999 versus 1998, reflecting higher food costs. For the year, domestic Wendy's cost of sales decreased .3% over 1998. This reflected lower overall store labor costs, as a percent of sales, even with an increase of more than 5.5% in the hourly store crew wage rate, lower paper costs and the leveraging benefit of higher average sales. However, food costs were higher with increased beef costs, particularly in the third quarter, and increased chicken costs. Hortons warehouse cost of sales remained relatively constant as a percent of warehouse sales and total cost of sales increased in line with retail sales.

FRANCHISE REVENUES

Domestic Wendy's royalties, before reserve provisions, increased $4.1 million in the third quarter 1999 to $43.7 million. An average of 143 more Wendy's domestic franchise restaurants were open in 1999 and average sales of Wendy's domestic franchise restaurants increased 6.2% in the third quarter 1999 over 1998. For the year-to-date comparison, domestic royalties before reserves increased $12.2 million to $125.1 million in 1999. This reflected an average of 202 more franchise restaurants and average sales increases of 7.6%, offset by one less week of operations in 1999. Average same-store sales at Hortons Canadian restaurants increased 12.5% for the third quarter 1999 and 11.9% year-to-date 1999 resulting in increased royalty income partly offset by one less week of operations. Hortons opened 31 franchise stores in the third quarter and 83 franchise stores year-to-date 1999, respectively. Franchise reserves of $1.1 million and $758,000 were provided year-to-date 1999 and 1998, respectively.

Asset gains decreased $8.9 million in the third quarter 1999. This was primarily the result of a $9.2 million decrease in gains realized from the sale of rental properties. Asset gains decreased $3.3 million year-to-date 1999. This was the result of a $9.9 million decrease in gains from the sale of rental properties, offset by a $5.0 million increase in pretax gains from franchising Wendy's restaurants and $1.7 million in fees earned by the Company related to refinancing notes receivable.

Rental income for the quarter increased $3.7 million to $33.5 million in 1999 and increased $11.7 million year-to-date 1999 to $96.7 million. This was primarily a result of more Hortons franchise leased properties and the increased average sales at Hortons resulting in $3.6 million increased rental income in the third quarter and $8.7 million year-to-date 1999. This also reflects one less week of operations in 1999. Franchise fees increased $5.7 million year-to-date 1999 to $24.9 million. This primarily represented increased Hortons franchise fees of $6.1 million as a result of more store openings.

OPERATING COSTS

Operating costs for the third quarter increased $5.3 million to $19.9 million in 1999 and increased $10.4 million to $57.4 million for year-to-date 1999. The increase over 1998 reflects the growth in the number of properties being leased and then subleased to franchisees by Hortons, and in the quarter, increased equipment costs for Hortons reflecting more stores franchised.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the third quarter of 1999 were $48.4 million versus $46.6 million in 1998, or 8.9% and 9.6% of total revenues, respectively. This decrease is primarily a result of an 11.4% increase in revenues over 1998 and effective cost controls. Year-to-date 1999, general and administrative costs were $144.2 million and 9.3% of total revenues compared with $136.4 million and 9.3% of total revenues in 1998. The total dollar increase in 1999 also reflects more performance-based bonus expense, due to strong sales, and increases in professional services for information technology initiatives.

INTEREST, NET

Net interest increased $1.3 million to $2.2 million in the third quarter 1999 and increased $5.5 million to $6.9 million in the year-to-date comparison. This primarily reflects a decrease in interest income as there were significantly lower levels of notes receivable outstanding.


                           OTHER COMPREHENSIVE INCOME

Other comprehensive income increased primarily due to favorable movement in the Canadian exchange rate since year-end 1998 (See Note 3).

                               FINANCIAL CONDITION

The Company's financial condition continues to be very strong at the end of the third quarter of 1999. The long-term debt to equity and debt to total capitalization ratios were 23% and 19%, respectively, at October 3, 1999. The Company has initiated a program to maximize return on assets over the long term by redeploying assets to opportunities that have higher potential returns. The Company closed or franchised underperforming restaurants during 1998. A total of 72 rental properties have been sold in 1999. A total of $143 million in notes receivable has been refinanced in 1998 and 1999. The Company plans on continuing the strategy of improving return on assets. Capital generated from asset reductions is expected to be used for such programs as share repurchase, new restaurant development and potential acquisitions. During the quarter, cash of $58.8 million was used to repurchase 2.1 million common shares. A total of $337 million in cash has been used to purchase 13.9 million shares since the repurchase program was announced in February 1998. Capital expenditures amounted to $185 million for 1999 compared with $161 million for 1998.


                                     OUTLOOK

The Company continues to employ its operating strategies as outlined in the Appendix to the Company's 1999 Proxy Statement. As was expected, competition in the quick-service restaurant industry has been intense and is expected to remain so in the future. The Company faced an extremely competitive environment, including discounts and promotions in domestic and international markets and higher domestic labor rates. These conditions may continue. Emphasis continues to be on solid restaurant operations, store-level productivity initiatives, new products, effective marketing, new restaurant development and the overall financial health of the entire system. The Company believes that its success depends on providing quality products and everyday value, not in discounting products.

The Company currently anticipates that up to 520 new Wendy's and Hortons restaurants could be opened systemwide (both company and franchise) during 1999, subject to the continued ability of the Company and its franchisees to complete permitting and to overcome other regulatory requirements for the completion of stores in process, and to obtain financing for new restaurant development. Year-to-date 1999, there were 280 new restaurants opened. Cash flow from operations, cash and investments on hand and possible asset sales should adequately provide for projected cash requirements. If additional cash is needed for future acquisitions of restaurants from franchisees, repurchase of common shares, or for other corporate purposes, the Company believes it would be able to obtain additional cash through existing revolving credit agreements, potential bank borrowings or the issuance of securities.


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

The Company has completed an assessment of year 2000 issues with respect to what it has identified as significant priorities. The Company has initiated a plan to install a new enterprise-wide information system which will include new software that is expected to be substantially year 2000 compliant. This system is expected to be substantially implemented during 1999. The Company has also implemented a plan to remediate existing store management systems. This plan is expected to be completed during 1999. The Company has made an assessment that other existing software will need to be modified since it will either not be replaced by the new information systems or replacement will not occur prior to year 2000. Internal resources and third party consultants are being utilized to identify, correct and test these systems for year 2000 compliance. Substantially all mainframe systems modified have been tested and put into production. Substantially all testing and implementation of other high priority information systems has been completed. The Company is currently addressing potential year 2000 issues on lower priority systems and expects that these systems will be year 2000 compliant by the end of 1999.

The modifications to existing software are expected to cost approximately $4.2 million, of which $2.4 million has been expensed through 1998 and $1.4 million has been expensed year-to-date in 1999. The remainder will be expensed in fourth quarter 1999. The new information system is estimated to cost approximately $50 million to $60 million, a substantial portion of which will be capitalized. All costs are expected to be funded by cash flows from operations.

The Company has initiated communications with various third parties with which it has significant relationships to determine their readiness with respect to the year 2000 issue. These third parties include food and paper suppliers, restaurant equipment suppliers, banks and other entities. Based on responses received from substantially all of these third parties, it appears that year 2000 issues are being addressed. Although the Company has not been informed of material year 2000 issues by third parties with which it has material relationships/or franchisees, there is no assurance that these entities will be year 2000 compliant on a timely basis. The Company is continuing to evaluate risks and remedial actions with respect to third parties as year 2000-related information changes. Unanticipated failures or significant delays in furnishing products or services by third parties or general public infrastructure service providers, or the inability of franchisees to perform sales reporting and financial management functions or to make timely payments to the Company or suppliers, could have a material adverse effect on results of operations, financial condition and/or liquidity. The Company has contingency plans in place for certain of these eventualities (such as the ability to shift quickly to other food suppliers in the event one supplier experiences unanticipated year 2000 issues) and, to the extent possible, intends to develop other contingency plans as needed.

The Company has also been communicating with and providing information to its franchisees regarding the potential business risks associated with the year 2000 issue. Among other things, these communications encourage franchisees to address year 2000 issues and provide information that could be useful in assessing potential year 2000 issues. The Company intends to continue responding to questions and requests for information from franchisees with respect to such issues.


Despite the Company's extensive efforts to assess potential year 2000 issues, the installation of a new enterprise-wide information system, remediation of other systems, and testing program, unanticipated problems during the early months of 2000 are possible. These problems, which the Company believes are unlikely, could (depending on their scope and magnitude) have a material adverse effect on results of operations, financial condition and/or liquidity. The Company is continuing to develop contingency plans for its high priority systems and expects those plans to be completed by the end of 1999.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

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

                           PART II: OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K.

(a)  Index to Exhibits on Page 17.

(b) The Company filed two Reports on Form 8-K during the third quarter 1999. The Form 8-K filed July 7, 1999 announced sales and preliminary expected diluted earnings per share for the second quarter 1999, and a revised range of projected earnings per share for full year 1999. A copy of the press release issued July 6, 1999 was attached.

     The Form 8-K filed September 21, 1999 announced the approval of a $250 million increase in the Company's share repurchase program and also discussed third quarter-to-date sales for company-operated domestic Wendy's restaurants and systemwide Canadian Tim Hortons restaurants. A copy of the press release issued September 20, 1999 was attached.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           WENDY'S INTERNATIONAL, INC.
                           ---------------------------
                                  (Registrant)



Date:  11/17/99                /s/ Frederick R. Reed
      ----------              -----------------------------
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