Form 10-K405
period 2000-01-02
WENDYS INTERNATIONAL INC
filed 2000-03-31
CIK 105668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2000
                          ---------------

( ) TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission File Number: 1-8116
                                                 ------

                          WENDY'S INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Ohio                                   31-0785108
--------------------------------------  ----------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:
-----------------------------------------------------------

         Title of each class           Name of each exchange on which registered
-------------------------------------  -----------------------------------------
   Common Shares, $.10 stated value           New York, Boston, Chicago,
   (115,507,000 shares outstanding             Pacific and Philadelphia
         at March 6, 2000)                          Stock Exchanges

  $2.50 Term Convertible Securities,           New York Stock Exchange
Series A Preferred Stock Purchase Rights       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
-----------------------------------------------------------

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
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 6, 2000 was $1,458,982,000.

Documents incorporated by reference:

         Portions of the Annual Report to Shareholders set forth in the Financial Statements and Other Information furnished with the Definitive 2000 Proxy Statement dated March 7, 2000 are incorporated by reference into Parts I and II.
         Portions of the Definitive 2000 Proxy Statement dated March 7, 2000 are incorporated by reference into Part III.
Exhibit index on pages 15-17.

PART 1
--------------------------------------------------------------------------------
ITEM 1. BUSINESS
--------------------------------------------------------------------------------
THE COMPANY

         Wendy's International, Inc. was incorporated in 1969 under the laws of the State of Ohio. Wendy's International, Inc. and its subsidiaries are collectively referred to herein as the "Company."

         The Company is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants. At January 2, 2000, there were 5,527 Wendy's restaurants (Wendy's) in operation in the United States and in 30 other countries and territories. Of these restaurants, 1,112 were operated by the Company and 4,415 by the Company's franchisees.

         Additionally, at January 2, 2000, the Company and its franchisees operated 1,817 Tim Hortons (Hortons) restaurants in Canada and the United States.

--------------------------------------------------------------------------------
OPERATIONS

         Each Wendy's restaurant offers a relatively standard menu featuring hamburgers and filet of chicken breast sandwiches, which are prepared to order with the customer's choice of condiments. Wendy's menu also includes a pita sandwich, chicken nuggets, chili, baked and french fried potatoes, prepared salads, desserts, soft drinks and other non-alcoholic beverages and children's meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

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

         Generally, the Company does not sell food or supplies to its Wendy's franchisees. However, the Company has arranged for volume purchases of many of these products. Under the purchasing arrangements, independent distributors purchase certain products directly from approved suppliers and then store and sell them to local company and franchised restaurants. These programs help assure availability of products and provide quantity discounts, quality control and efficient distribution. These advantages are available both to the Company and to any franchisees who choose to participate in the distribution program.

         Under the Hortons franchise arrangements, the franchisee is required to purchase certain products such as coffee, sugar, flour and shortening from a Hortons subsidiary. These products are distributed from six warehouses located across Canada. Products are delivered to Hortons' restaurants primarily by Hortons' fleet of trucks and trailers.

         The New Bakery Co. of Ohio, Inc., (Bakery) a wholly-owned subsidiary of the Company, is a producer of buns for Wendy's restaurants. At January 2, 2000, the Bakery supplied 635 restaurants operated by the Company and 1,941 restaurants operated by franchisees. At the present time, the Bakery does not manufacture or sell any other products.

         See Notes 7 and 14 on pages AA-17, AA-18, AA-22 and AA-23 of the Financial Statements and Other Information furnished with the Company's 2000 Proxy Statement, which Notes are incorporated herein by reference, for further information regarding revenues, income before income taxes and total assets attributable to the Company's segments.

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

TRADEMARKS AND SERVICE MARKS OF THE COMPANY

         The Company has registered certain trademarks and service marks in the United States Patent and Trademark office and in international jurisdictions, some of which include "Wendy's", "Wendy", "Old Fashioned Hamburgers", "Quality Is Our Recipe", "Tim Hortons", "TimBits" and "Your Friend Along the Way". The Company believes that these and other related marks are of material importance to the Company's business. Domestic trademarks and service marks expire at various times from 2000 to 2012, while international trademarks and service marks have various durations of five to 20 years. The Company generally intends to renew trademarks and service marks which expire.

--------------------------------------------------------------------------------
SEASONALITY

         The Company's business is moderately seasonal. Average restaurant sales are normally higher during the summer months than during the winter months.

--------------------------------------------------------------------------------
WORKING CAPITAL PRACTICES

         Cash from operations, cash and investments on hand, and possible asset sales, should enable the Company to meet its financing requirements. In addition, the Company has available unused lines of credit.

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

         See Notes 9 and 10 on page AA-20 of the Financial Statements and Other Information furnished with the Company's 2000 Proxy Statement, which Notes are incorporated herein by reference, for further information regarding acquisitions and dispositions.

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

--------------------------------------------------------------------------------
FRANCHISED WENDY'S RESTAURANTS

         As of January 2, 2000, the Company's franchisees operated 4,415 Wendy's restaurants in 50 states, the District of Columbia and 30 other countries and territories.

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

         The rights and franchises currently offered for international development are contained in the Franchise Agreement and Services Agreement (the Agreements) which are issued upon approval of a restaurant site. The Agreements are for an initial term of 10 years or the term of the lease for the restaurant site, whichever is shorter. The Agreements license the franchisee to use the Company's trademarks and know-how in the operation of the restaurant. Upon execution of the Agreements, the franchisee is required to pay a technical assistance fee. Generally, the technical assistance fee is $30,000 for each restaurant. Currently, the franchisee is required to pay monthly net fees based on the monthly net sales of the restaurant, usually 4%.

         See Schedule II on page 14 of this Form 10-K, and Management's Review and Outlook on pages AA-1 through AA-7 and Note 11 on pages AA-20 and AA-21 of the Financial Statements and Other Information furnished with the Company's 2000 Proxy Statement (Management's Review and Outlook and
         Note 11 are incorporated herein by reference) for further information regarding reserves, commitments and contingencies involving franchisees.

FRANCHISED HORTONS UNITS

         Hortons franchisees operate under several types of license agreements. The typical term of a license agreement for a standard type of unit is 10 years plus aggregate renewal period(s) of approximately 10 years.

         In Canada, for franchisees who lease land and/or buildings from Hortons, the license agreement generally requires between 3% and 4.5% of weekly gross sales for royalties plus a monthly rental which is the greater of a base monthly rental payment or a percentage (usually 10%) rental payment based on monthly gross sales. Where the franchisee either owns the premises or leases it from a third party, the royalty required is increased by 1.5%. In the United States, for franchisees who lease land and/or buildings from Hortons, the license agreement generally requires 4.5% of weekly gross sales for royalties plus a monthly rental which is the greater of a base monthly rental payment or a percentage (usually 8.5%) rental payment based on monthly gross sales.

         In addition, in the United States, Hortons has developed a franchise incentive program (FIP) which is limited in scope and number of participants. FIP provides for short-term financing for the initial franchise fee as well as the purchase of certain equipment, furniture, trade fixtures and interior signs. FIP also provides for a short-term reduction of the standard royalty and rent payable.

         Hortons generally retains the right to reacquire a franchisee's interest in a restaurant in the event the franchisee wants to sell its interest during the first five years of the term of the license agreement. After such period, Hortons generally retains a right of first refusal with regard to any proposed transfer of the franchisee's interest in the restaurant, together with the right to consent to any transfer to a new franchisee.

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

         Since 1993, a systemwide vote has been taken on a proposal to increase national advertising for the following calendar year. This voluntary program reallocates the 4% required minimum advertising expenditures such that 2.5% goes toward national advertising and 1.5% toward local and regional advertising. The 1999 systemwide vote approved reallocation through the end of fiscal year 2001. For the period from September 1, 1998 through February 28, 1999, the national advertising contribution rate was temporarily reduced to 1.75%. In 2002, these minimum requirements will revert back to 2% for national and 2% for local and regional advertising unless a new systemwide vote in 2001 approves reallocation for 2002.

         In 1999, 1998 and 1997, approximately $144 million, $126 million and $109 million, respectively, were spent on advertising, promotions and related expenses by WNAP. WNAP is a not-for-profit corporation which was established to collect and administer the funds contributed by the Company and all domestic franchisees. WNAP's Trustees are comprised of representatives of both the Company and its franchisees.

         Products sold by Hortons restaurants are advertised through television, radio, newspapers and a variety of promotional campaigns. Hortons provides franchisees with in store advertising and promotional materials. Tim Hortons Canada currently collects 4% of monthly gross sales from franchisees as a contribution to the Tim Hortons Canada advertising fund, known as the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (Ad Fund). Tim Hortons U.S. collects 4% of monthly gross sales from franchisees as a contribution to the advertising program utilized by Tim Hortons U.S., known as The Tim's National Advertising Program (TNAP). During 1999, 1998 and 1997, approximately $40 million, $33 million and $30 million, respectively, was spent by the Ad Fund and approximately $4 million, $3 million and $2 million, respectively, was spent by TNAP.

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

         See Note 13 on pages AA-21 and AA-22 of the Financial Statements and Other Information furnished with the Company's 2000 Proxy Statement, which Note is incorporated herein by reference, for further information regarding advertising.

PERSONNEL

         As of January 2, 2000, the Company employed approximately 40,000 people, of whom approximately 38,000 were employed in company operated restaurants. The total number of full-time employees at that date was approximately 6,900. The Company believes that its employee relations are satisfactory.

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

         The standard Hortons restaurant currently being built consists of a free-standing producing unit totaling 3,000 square feet. Each of these includes a bakery capable of supplying fresh baked goods every 12 hours to several satellite Hortons within a defined area. In addition, Hortons has a 2,000 square foot restaurant which is a full-sized restaurant without a bakery, a prefabricated, 500 square foot, drive-through-only unit, kiosks, full-service carts and mobile carts which are typically located in high traffic areas.

         There are also Wendy's and Hortons concepts combined in one free-standing unit which averages about 5,200 square feet. This unit shares a common dining room seating 104 persons. Each unit has separate food preparation and storage areas and most have separate pick-up windows for each concept.

         At January 2, 2000, the Company and its franchisees operated 5,527 Wendy's restaurants in the locations listed under Item 2 on page 7 of this Form 10-K. In the fourth quarter of 1997, the Company identified 82 underperforming Wendy's restaurants, of which substantially all were closed or franchised in 1998 (see Note 3 on page AA-15 of the Financial Statements and Other Information furnished with the Company's 2000 Proxy Statement, which Note is incorporated herein by reference). Of the 1,112 company operated Wendy's restaurants, the Company owned the land and building for 477 restaurants, owned the building and held long-term land leases for 364 restaurants and held leases covering land and building for 271 restaurants. The Company's land and building leases are written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 1% to 10%) of annual sales in excess of specified amounts. Some of the real estate owned by the Company is subject to mortgages which mature over various terms. The Company also owned land and buildings for, or leased, 501 Wendy's restaurant locations which were leased or subleased to franchisees. Surplus land and buildings are generally held for sale.

         At January 2, 2000, there were 1,817 Hortons units, of which all but 116 were franchise operated. Of the 1,701 franchised units, 325 were owned by Hortons and leased to franchisees, 952 were leased by Hortons and in turn subleased to a franchisee, with the remainder either owned or leased directly by the franchisee.

                                          Domestic Wendy's     Domestic Tim Hortons
                                          ----------------     --------------------
 State                                    Company Franchise      Company Franchise
Alabama                                   --            93         --         --
Alaska                                    --            10         --         --
Arizona                                   34            39         --         --
Arkansas                                  --            53         --         --
California                                10           186         --         --
Colorado                                  38            62         --         --
Connecticut                               --            31         --         --
Delaware                                  --            18         --         --
Florida                                   95           276         --         --
Georgia                                   34           199         --         --
Idaho                                     --            20         --         --
Illinois                                  83           113         --         --
Indiana                                    3           157         --         --
Iowa                                      --            36         --         --
Kansas                                    16            46         --         --
Kentucky                                   2           108          1         --
Louisiana                                 50            47         --         --
Maine                                      2            10          2          1
Maryland                                  --           109         --         --
Massachusetts                             45            20         --         --
Michigan                                  31           184         31         10
Minnesota                                 23            19         --         --
Mississippi                               --            67         --         --
Missouri                                  17            59         --         --
Montana                                   --            15         --         --
Nebraska                                  --            31         --         --
Nevada                                    --            44         --         --
New Hampshire                              2            18         --         --
New Jersey                                15            95         --         --
New Mexico                                --            28         --         --
New York                                  57           139          3         14
North Carolina                            30           164         --         --
North Dakota                              --             7         --         --
Ohio                                     117           296         35          9
Oklahoma                                  --            41         --         --
Oregon                                    14            40         --         --
Pennsylvania                              77           157         --         --
Rhode Island                               4            11         --         --
South Carolina                            --            99         --         --
South Dakota                              --             9         --         --
Tennessee                                 --           172         --         --
Texas                                     66           238         --         --
Utah                                      34            16         --         --
Vermont                                   --             3         --         --
Virginia                                  40           136         --         --
Washington                                25            35         --         --
West Virginia                             18            49          2         --
Wisconsin                                 --            62         --         --
Wyoming                                   --            13         --         --
District of Columbia                      --             6         --         --
                                         ---         -----         --         --
                                         982         3,886         74         34
                                         ---         -----         --         --


                              International Wendy's  International Tim Hortons
                              ---------------------  -------------------------
Country/Territory              Company Franchise        Company Franchise

Argentina                        23         --           --           --
Aruba                            --          3           --           --
Bahamas                          --          5           --           --
Canada                          100        193           42        1,667
Cayman Islands                   --          1           --           --
Colombia                         --          3           --           --
Curacao                          --          2           --           --
Dominican Republic               --          6           --           --
El Salvador                      --          6           --           --
Greece                           --         13           --           --
Guam                              4         --           --           --
Guatemala                        --          6           --           --
Hawaii                            1          4           --           --
Honduras                         --         13           --           --
Hungary                          --          3           --           --
Iceland                          --          1           --           --
Indonesia                        --         28           --           --
Jamaica                          --          2           --           --
Japan                            --         90           --           --
Kuwait                           --          2           --           --
Mexico                           --          7           --           --
New Zealand                      --         11           --           --
Philippines                      --         47           --           --
Puerto Rico                      --         29           --           --
Saipan                           --          1           --           --
Saudi Arabia                     --         13           --           --
Switzerland                      --          1           --           --
United Arab Emirates             --          2           --           --
United Kingdom                    2          4           --           --
Venezuela                        --         31           --           --
Virgin Islands                   --          2           --           --
                                ---        ---           --        -----
                                130        529           42        1,667
                                ---        ---           --        -----

ITEM 3. LEGAL PROCEEDINGS

         Not applicable.

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

         This information is incorporated herein by reference from page AA-26 of the Financial Statements and Other Information furnished with the Company's 2000 Proxy Statement.

--------------------------------------------------------------------------------
ITEM 6. SELECTED FINANCIAL DATA

         This information is incorporated herein by reference from page AA-26 of the Financial Statements and Other Information furnished with the Company's 2000 Proxy Statement.

--------------------------------------------------------------------------------
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's Review and Outlook on pages AA-1 through AA-7 of the Financial Statements and Other Information furnished with the Company's 2000 Proxy Statement is incorporated herein by reference.

--------------------------------------------------------------------------------
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

--------------------------------------------------------------------------------
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Company at January 2, 2000 and January 3, 1999, and for each of the three fiscal years in the periods ended January 2, 2000, January 3, 1999 and December 28, 1997 and the Report of Independent Accountants on these Consolidated Financial Statements are incorporated herein by reference from pages AA-8 through AA-24 of the Financial Statements and Other Information furnished with the Company's 2000 Proxy Statement.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Name                    Age              Position with Company                     Officer Since

     R. David Thomas         67      Senior Chairman of the Board and Founder, Director      1969

     Frederick R. Reed       51      Chief Financial Officer, Director                       1996

     John T. Schuessler      49      Chief Executive Officer and President, Director         1983

     George Condos           46      Executive Vice President                                1982

     Ronald E. Musick        59      Executive Vice President, Director                      1986

     Edward L. Austin        42      Senior Vice President                                   1990

     Emil J. Brolick         52      Senior Vice President                                   1988

     John F. Brownley        57      Senior Vice President and Treasurer                     1981

     Donald F. Calhoon       48      Senior Vice President                                   1984

     Kathie T. Chesnut       48      Senior Vice President                                   1990

     Joyce L. Eufemi         53      Senior Vice President                                   1993

     Stephen D. Farrar       49      Senior Vice President                                   1984

     Brion G. Grube          48      Senior Vice President                                   1990

     Lawrence A. Laudick     52      Senior Vice President, General Controller and           1976
                                     Assistant Secretary

     Leon M. McCorkle, Jr.   59      Senior Vice President, General Counsel and Secretary    1998

     Kathleen A. McGinnis    48      Senior Vice President                                   1989

     Thomas J. Mueller       48      Senior Vice President                                   1998

     James J. Rieger         53      Senior Vice President                                   1994

     Jack C. Whiting         50      Senior Vice President                                   1987

         No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer, except in the event of a change in control of the Company, as provided in the Company's Key Executive Agreements. The executive officers of the Company are appointed by the Board of Directors.

         With the exception of Messrs. Reed, Schuessler, Austin, Brolick, Calhoon, Ms. Eufemi, Mr. Laudick, Mr. McCorkle, Mr. Mueller and Mr. Rieger, each of the above individuals has held the same principal occupation with the Company for at least the last five years.

         Mr. Reed was a partner of Vorys, Sater, Seymour and Pease LLP from January 1, 1980 to August 31, 1996. He was Executive Vice President, General Counsel and Secretary of the Company from September 3, 1996 to April 1, 1997. He has served as Chief Financial Officer since April 1, 1997. Mr. Reed was also General Counsel until August 31, 1998 and Secretary until February 11, 2000.

         Mr. Schuessler joined the Company in 1974. He served in Company Operations as Regional Vice President from 1983 to 1984, Zone Vice President from 1984 to 1986, and Division Vice President from 1986 until 1987, when he was promoted to Senior Vice President of the Northeast Region. In 1995, Mr. Schuessler was promoted to Executive Vice President of U.S. Operations. He was named President and Chief Operating Officer, U.S. Operations in 1997, and Chief Executive Officer and President on March 16, 2000.

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

         Mr. Laudick joined the Company in 1976 as Assistant Controller. He was named Controller in 1977, General Controller in 1981, Vice President and General Controller in 1983 and Senior Vice President and General Controller in 1997. Mr. Laudick has also served as Assistant Secretary since 1976.

         Mr. McCorkle joined the Company in 1998 as Senior Vice President and General Counsel. Prior to joining the Company, he was a senior partner of Vorys, Sater, Seymour and Pease LLP.

         Mr. Mueller joined the Company in 1998 as Senior Vice President, Special Projects, and in 1999 he was named Senior Vice President for the Northeast Region. Prior to joining the Company, Mr. Mueller was with Burger King from 1973 to 1997, where his most recent position was Senior Vice President, North American Operations.

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

         The information required by these Items, other than the information set forth above, is omitted and incorporated herein by reference from the Company's 2000 Proxy Statement dated March 7, 2000. However, no information set forth in the 2000 Proxy Statement regarding the Report of the Compensation Committee on Executive Compensation (pages 10-13) or the performance graph (page 14) shall be deemed incorporated by reference into this Form 10-K.


PART IV

--------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1) and (2) - The following Consolidated Financial Statements of Wendy's International, Inc. and Subsidiaries, included in the Financial Statements and Other Information furnished with the Company's 2000 Proxy Statement on pages AA-8 to AA-24 and incorporated by reference in Item 8, are filed as part of this Annual Report on Form 10-K.

                    Consolidated Statements of Income - Years ended January 2, 2000, January 3, 1999 and December 28, 1997.

                    Consolidated Balance Sheets - January 2, 2000 and January 3, 1999.

                    Consolidated Statements of Cash Flows - Years ended January 2, 2000, January 3, 1999 and December 28, 1997.

                    Consolidated Statements of Shareholders' Equity - Years ended January 2, 2000, January 3, 1999 and December 28, 1997.

                    Consolidated Statements of Comprehensive Income - Years ended January 2, 2000, January 3, 1999 and December 28, 1997.

                    Notes to the Consolidated Financial Statements.

                    Report of Independent Accountants.

         (3)      Listing of Exhibits - See Index to Exhibits.

                    The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

                    Sample Restated Key Executive Agreement between the Company and Messrs. Brolick, Brownley, Calhoon, Condos, Laudick, McCorkle, Musick, Rath, Reed, Schuessler, Teter, Thomas, Mrs. Chesnut and Mrs. McGinnis.

                    Sample Key Executive Agreement between the Company, The TDL Group Ltd. and Mr. House.

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

                    Description of Earnings Maximization Plan.

                    Description of Management Incentive Plan.

                    Supplemental Executive Retirement Plan, as amended.

                    1978 Non-Qualified Stock Option Plan, as amended.

                    1982 Stock Option Plan, as amended.

                    1984 Stock Option Plan, as amended.

                    1987 Stock Option Plan, as amended.

                    1990 Stock Option Plan, as amended.

         (b) The Company filed two Reports on Form 8-K during the quarter ended January 2, 2000. The Form 8-K filed October 8, 1999 announced (under Item 5) the closure of seven company operated restaurants in the United Kingdom. A copy of the press release issued October 8, 1999 was attached.

                  The Form 8-K filed December 20, 1999 announced the death of Gordon F. Teter, the Company's Chairman of the Board, Chief Executive Officer and President. The Form 8-K also announced that R. David Thomas, Senior Chairman of the Board, would actively supervise the management of the Company and that a special Chairman's Management Council had been formed. Copies of the two press releases dated December 19, 1999 were attached.

         (c) Exhibits filed with this report are listed in the Index to Exhibits.

         (d) The following Consolidated Financial Statement Schedule of Wendy's International, Inc. and Subsidiaries is included in
                  Item 14(d): II - Valuation and Qualifying Accounts.

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

                                       Wendy's International, Inc.

                                       By  /s/ FREDERICK R. REED   3/31/00
                                           -------------------------------
                                           Frederick R. Reed
                                           Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          /s/ R. DAVID THOMAS*      3/31/00      /s/ RONALD V. JOYCE*                3/31/00
          ----------------------------------     -------------------------------------------
          R. David Thomas,                       Ronald V. Joyce, Director
          Senior Chairman of the Board and
          Founder, Director

          /s/ JOHN T. SCHUESSLER*   3/31/00      /s/ FREDERICK R. REED               3/31/00
          ----------------------------------     -------------------------------------------
          John T. Schuessler, Chief Executive    Frederick R. Reed, Chief Financial
          Officer and President, Director        Officer, Director

          /s/ RONALD E. MUSICK*     3/31/00      /s/ PAUL D. HOUSE*                  3/31/00
          ----------------------------------     -------------------------------------------
          Ronald E. Musick, Executive Vice       Paul D. House, Director
          President, Director

          /s/ LAWRENCE A. LAUDICK*  3/31/00
          ----------------------------------
          Lawrence A. Laudick, Senior Vice
          President, General Controller
          and Assistant Secretary

          /s/ ERNEST S. HAYECK*     3/31/00      /s/ JANET HILL*                     3/31/00
          ----------------------------------     -------------------------------------------
          Ernest S. Hayeck, Director             Janet Hill, Director

          /s/ THOMAS F. KELLER*     3/31/00      /s/ TRUE H. KNOWLES*                3/31/00
          ----------------------------------     -------------------------------------------
          Thomas F. Keller, Director             True H. Knowles, Director

          /s/ ANDREW G. McCAUGHEY*  3/31/00      /s/ FIELDEN B. NUTTER, SR.*         3/31/00
          ----------------------------------     -------------------------------------------
          Andrew G. McCaughey, Director          Fielden B. Nutter, Sr., Director

          /s/ JAMES V. PICKETT*     3/31/00      /s/ THEKLA R. SHACKELFORD*          3/31/00
          ----------------------------------     -------------------------------------------
          James V. Pickett, Director             Thekla R. Shackelford, Director


                                                 *By /s/ FREDERICK R. REED           3/31/00

                                                         Frederick R. Reed
                                                         Attorney-in-Fact

REPORT OF INDEPENDENT ACCOUNTANTS

--------------------------------------------------------------------------------
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF WENDY'S INTERNATIONAL, INC.

         Our audits of the consolidated financial statements referred to in our report dated February 11, 2000, appearing on page AA-24 of the Financial Statements and Other Information furnished with the 2000 Proxy Statement of Wendy's International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(d) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Columbus, Ohio                               PricewaterhouseCoopers LLP
February 11, 2000

--------------------------------------------------------------------------------
CONSENT OF INDEPENDENT ACCOUNTANTS

         We consent to the incorporation by reference in the Registration Statements of Wendy's International, Inc. on Form S-8 (File Nos. 2-67253, 2-98696, 33-18177, 2-82823, 33-36602, 33-36603, 333-9261,
         333-32675, 33-57913, 333-60031, 333-60033 and 333-83973) of our reports dated February 11, 2000, on our audits of the consolidated financial statements and financial statement schedule of Wendy's International, Inc. as of January 2, 2000 and January 3, 1999 and for the years ended January 2, 2000, January 3, 1999 and December 28, 1997, which reports are either included or incorporated by reference in this Annual Report on Form 10-K.

Columbus, Ohio                               PricewaterhouseCoopers LLP
March 31, 2000

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

                                                     Charged
                                        Balance at  (Credited)                   Balance at
                                        Beginning   to Costs &     Additions       End of
          Classification                 of Year     Expenses  (Deductions) (a)     Year

Fiscal year ended January 2, 2000:
  Reserve for royalty receivables        $ 2,998     $  (275)      $ (1,060)      $ 1,663
  Reserve for possible franchise-
   related losses & contingencies         17,282       2,371        (13,641) (b)    6,012
                                         -------     -------       --------       -------
                                         $20,280     $ 2,096       $(14,701)      $ 7,675
                                         -------     -------       --------       -------
Fiscal year ended January 3, 1999:
  Reserve for royalty receivables        $ 1,962     $ 1,237       $   (201)      $ 2,998
  Reserve for possible franchise-
   related losses & contingencies          5,883      12,012           (613)       17,282
                                         -------     -------       --------       -------
                                         $ 7,845     $13,249       $   (814)      $20,280
                                         -------     -------       --------       -------
Fiscal year ended December 28, 1997:
  Reserve for royalty receivables        $ 2,044     $    71       $   (153)      $ 1,962
  Reserve for possible franchise-
   related losses & contingencies          6,630         109           (856)        5,883
                                         -------     -------       --------       -------
                                         $ 8,674     $   180       $ (1,009)      $ 7,845
                                         -------     -------       --------       -------

(a) Primarily represents reserves written off or reversed due to the resolution of certain franchise situations.

(b) The decline in the reserves during 1999 substantially all relates to the franchisee settlement in Argentina (see Note 11 to the Consolidated Financial Statements).

Year-end balances are reflected in the Consolidated Balance Sheet as follows:

                                                January 2,   January 3,  December 28,
                                                   2000         1999       1997
                                                   ----         ----       ----
Deducted from accounts receivable                 $5,362      $ 7,816     $5,979
Deducted from notes receivable - current             467          596        106
Deducted from notes receivable - long-term         1,846       11,350      1,255
Included in accrued expenses - other                              518        505
                                                  ------      -------     ------
                                                  $7,675      $20,280     $7,845
                                                  ------      -------     ------

WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

       Exhibit              Description                                        Where found

        2(a)    Share Purchase Agreement, dated as of            Incorporated herein by reference from
                October 31, 1995, by and among Wendy's           Exhibit 2 of Form 10-Q for the quarter
                International, Inc., 1149658 Ontario Inc.,       ended October 1, 1995.
                632687 Alberta Ltd. and Ronald V. Joyce

        (b)     Amendment to the Share Purchase                  Incorporated herein by reference to Exhibit 2.2
                Agreement, dated as of December 28,              to Ronald V. Joyce's Schedule 13D, dated
                1995, by and among Wendy's                       January 5, 1996.
                International, Inc., 1149658 Ontario Inc.,
                1052106 Ontario Limited and Ronald V.
                Joyce

        (c)     Agreement between Ronald V. Joyce,               Incorporated herein by reference from Exhibit 2
                WENTIM, LTD., Wendy's International, Inc.        of Form 10-Q for the quarter ended October
                and the Irrevocable Trust for the Benefit of     4, 1998.
                Ronald V. Joyce, dated as of September 16, 1998

        (d)     Amendment to Share Purchase Agreement,           Incorporated herein by reference from Exhibit
                dated as of February 25, 1999, by and among      2(d) of Form 10-K for the year ended January
                Wendy's International, Inc., WENTIM, LTD.        3, 1999.
                and Ronald V. Joyce

        (e)     Share Exchange Agreement, dated as of            Incorporated herein by reference to Exhibit 2.3
                December 29, 1995, by and among                  to Ronald V. Joyce's Schedule 13D, dated
                Wendy's International, Inc., 1149658 Ontario     January 5, 1996.
                Inc., and Ronald V. Joyce

        (f)     Amending Agreement No. 2 to the Share            Incorporated herein by reference from Exhibit
                Exchange Agreement, dated as of February         2(f) of Form 10-K for the year ended January
                25, 1999, by and among Wendy's International,    3, 1999.
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
                International, Inc.

        (k)     Amending Agreement No. 2 to the                  Incorporated herein by reference from Exhibit
                Subscription Agreement, dated as of February     2(k) of Form 10-K for the year ended January
                25, 1999, by and between the Irrevocable         3, 1999.
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
                V. Joyce and Ronald V. Joyce

        (m)     Amending Agreement No. 2 to the Guaranty         Incorporated herein by reference from Exhibit
                Agreement, dated as of February 25, 1999, by     2(m) of Form 10-K for the year ended January
                and between the Irrevocable Trust for the        3, 1999.
                Benefit of Ronald V. Joyce and Ronald V. Joyce

        (n)     Registration Rights Agreement, dated as of       Incorporated herein by reference to Exhibit 2.10
                December 29, 1995, by and between Wendy's        to Ronald V. Joyce's Schedule 13D,
                International, Inc. and Ronald V. Joyce          dated January 5, 1996.

        (o)     Amending Agreement No. 1 to the Registration     Incorporated herein by reference from Exhibit
                Rights Agreement, dated as of February 25,       2(o) of Form 10-K for the year ended January
                1999, by and between Wendy's International,      3, 1999.
                Inc. and Ronald V. Joyce

        3(a)    Articles of Incorporation, as amended to         Incorporated herein by reference from Exhibit
                date                                             3(a) of Form 10-K for the year ended January
                                                                 3, 1999.

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

        10(a)   Sample Restated Key Executive Agreement          Incorporated herein by reference from Exhibit
                between the Company and Messrs. Brolick,         10(a) of Form 10-K for the year ended January
                Brownley, Calhoon, Condos, Laudick, McCorkle,    3, 1999.
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

        (b)     Sample Key Executive Agreement between      Incorporated herein by reference from Exhibit
                the Company, The TDL Group Ltd. and         10 of Form 10-Q for the quarter ended July
                Mr. House                                   4, 1999.

        (c)     Agreement between the Company               Incorporated herein by reference from
                and Mr. Teter                               Exhibit 10(e) of Form 10-K for the year
                                                            ended January 1, 1995.

        (d)     Employment Agreement between The            Incorporated herein by reference from
                TDL Group Ltd. (a subsidary of the          Exhibit 10(f) of Form 10-K for the year
                Company) and Ronald V. Joyce                ended December 31, 1995.

        (e)     Amendment to Employment Agreement           Incorporated herein by reference from
                between The TDL Group Ltd. (a subsidiary    Exhibit 10 of Form 10-Q for the quarter
                of the Company) and Ronald V. Joyce         ended March 31, 1996.

        (f)     Employment Agreement between The TDL        Incorporated herein by reference from
                Group Co. (a subsidiary of the Company),    Exhibit 10 of Form 10-Q for the quarter
                Ronald V. Joyce and the Company             ended October 4, 1998.

        (g)     Amended and Restated Senior Executive       Incorporated herein by reference from the
                Earnings Maximization Plan                  Annex to the Company's Definitive 1999
                                                            Proxy Statement, dated March 10, 1999.

        (h)     Description of Earnings Maximization Plan   Incorporated herein by reference from Exhibit
                                                            10(g) of Form 10-K for the year ended January
                                                            3, 1999.

        (i)     Description of Management Incentive Plan    Incorporated herein by reference from Exhibit
                                                            10(h) of Form 10-K for the year ended January
                                                            3, 1999.

        (j)     Supplemental Executive Retirement Plan,     Incorporated herein by reference from
                as amended                                  Exhibit 10(j) of Form 10-K for the year
                                                            ended December 31, 1995.

        (k)     1978 Non-Qualified Stock Option Plan,       Attached hereto.
                as amended

        (l)     1982 Stock Option Plan, as amended          Attached hereto.

        (m)     1984 Stock Option Plan, as amended          Attached hereto.

        (n)     1987 Stock Option Plan, as amended          Attached hereto.

        (o)     1990 Stock Option Plan, as amended          Incorporated herein by reference from
                                                            the Company's Definitive Proxy
                                                            Statement, dated March 7, 2000.

        13      Portions of the Annual Report to            Incorporated herein by reference from the
                Shareholders set forth in the Financial     Financial Statements and Other information
                Statements and Other Information furnished  furnished with the Company's Definitive 2000
                with the Company's Definitive 2000 Proxy    Proxy Statement, dated March 7, 2000.
                Statement, dated March  7, 2000, as
                described in Parts I and II of this
                Annual Report on Form 10-K.

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