Form 10-Q
period 2000-04-02
WENDYS INTERNATIONAL INC
filed 2000-05-16
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended April 2, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number 1-8116
                       ------

                           WENDY'S INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                         31-0785108
-------------------------------                ------------------------------
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
                                      ---    ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at May 5, 2000
--------------------------------             --------------------------

Common shares, $.10 stated value                 113,738,000 shares

Exhibit index on page 13.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                         Pages
          PART I:       Financial Information

                 Item 1.     Financial Statements:

                     Consolidated Condensed Statements of Income for the quarters
                        ended April 2, 2000 and April 4, 1999                                              3

                      Consolidated Condensed Balance Sheets as of April 2, 2000
                        and January 2, 2000                                                              4 - 5

                     Consolidated Condensed Statements of Cash Flows for the
                        quarters ended April 2, 2000 and April 4, 1999                                     6

                      Notes to the Consolidated Condensed Financial Statements                           7 - 8

                 Item 2.     Management's Discussion and Analysis of
                                  Financial Condition and Results of Operations                         9 - 11

          PART II:      Other Information

                 Item 6.     Exhibits and reports on Form 8-K                                             11

                 Signature                                                                                12

                 Index to Exhibits                                                                        13

                 Exhibit 99                                                                             14 - 15

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            (In thousands, except per share data)
                                                                         QUARTER ENDED              QUARTER ENDED

                                                                         APRIL 2, 2000              APRIL 4, 1999
                                                                         -------------              -------------
         REVENUES

             Retail sales.....................................                $423,593                  $389,320
             Franchise revenues...............................                  96,247                    87,223
                                                                               -------                   -------
                                                                               519,840                   476,543
                                                                              --------                  --------
         COSTS AND EXPENSES

             Cost of sales....................................                 267,587                   246,439
             Company restaurant operating
               costs..........................................                  92,484                    86,742
             Operating costs..................................                  18,801                    18,202
             General and administrative
               expenses.......................................                  50,998                    47,048
             Depreciation and amortization
               of property and equipment......................                  25,837                    23,523
             Other expense....................................                   3,198                     1,224
             Interest, net....................................                   3,456                     1,747
                                                                                ------                    ------
                                                                               462,361                   424,925
                                                                              --------                  --------

         INCOME BEFORE INCOME TAXES...........................                  57,479                    51,618
         INCOME TAXES.........................................                  21,554                    19,615
                                                                               -------                   -------
         NET INCOME...........................................                $ 35,925                  $ 32,003
                                                                              ========                  ========

         BASIC EARNINGS PER COMMON SHARE......................                    $.31                      $.26
                                                                                  ====                      ====

         DILUTED EARNINGS PER COMMON SHARE....................                    $.30                      $.25
                                                                                  ====                      ====

         DIVIDENDS PER COMMON SHARE...........................                    $.06                      $.06
                                                                                  ====                      ====

         BASIC SHARES.........................................                 116,398                   124,061
                                                                               =======                   =======

         DILUTED SHARES.......................................                 124,269                   133,053
                                                                               =======                   =======

         The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                (In thousands)

                                                               APRIL 2, 2000                JANUARY 2, 2000
                                                               -------------                ---------------
                                                                (Unaudited)
         ASSETS

         CURRENT ASSETS
             Cash and cash equivalents.............              $ 121,497                      $ 210,785
             Accounts receivable, net..............                 68,487                         71,763
             Notes receivable, net.................                 10,796                          7,749
             Deferred income taxes.................                 17,969                         19,267
             Inventories and other.................                 33,101                         40,271
                                                                   -------                        -------
                                                                   251,850                        349,835
                                                                  --------                       --------

         PROPERTY AND EQUIPMENT....................              1,938,443                      1,937,697
             Accumulated depreciation and
               amortization........................               (561,661)                      (548,543)
                                                                 ---------                      ---------
                                                                 1,376,782                      1,389,154
                                                                 ---------                      ---------

         NOTES RECEIVABLE, NET.....................                 36,256                         35,538
         GOODWILL, NET.............................                 47,566                         48,306
         DEFERRED INCOME TAXES.....................                 19,885                         22,390
         OTHER ASSETS..............................                 38,170                         38,374
                                                                   -------                        -------
                                                                $1,770,509                     $1,883,597
                                                                ==========                     ==========


         The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                     (In thousands)
                                                                            APRIL 2, 2000       JANUARY 2, 2000
                                                                             (Unaudited)

         LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES
             Accounts payable.................................                   $ 72,147             $ 126,487
             Accrued expenses:
                Salaries and wages............................                     15,626                35,214
                Taxes.........................................                     44,707                37,577
                Insurance.....................................                     36,086                37,061
                Other.........................................                     47,130                43,422
             Current portion of long-term
                obligations...................................                      4,125                 4,448
                                                                                   ------                 -----
                                                                                  219,821               284,209
                                                                                 --------              --------
         LONG-TERM OBLIGATIONS

             Term debt........................................                    204,370               204,788
             Capital leases...................................                     43,526                44,231
                                                                                  -------               -------
                                                                                  247,896               249,019
                                                                                 --------              --------

         DEFERRED INCOME TAXES................................                     67,238                69,516
         OTHER LONG-TERM LIABILITIES..........................                     14,804                15,414

         COMMITMENTS AND CONTINGENCIES

         COMPANY-OBLIGATED MANDATORILY REDEEMABLE
            PREFERRED SECURITIES OF WENDY'S
            FINANCING I, HOLDING SOLELY WENDY'S
            CONVERTIBLE DEBENTURES............................                    200,000               200,000

         SHAREHOLDERS' EQUITY

             Preferred stock, authorized:  250,000 shares
             Common stock, $.10 stated value per share
               Authorized:  200,000,000 shares
               Issued and Exchangeable:
                 134,942,000 and 134,856,000 shares,
                 respectively.................................                     11,949                11,941
             Capital in excess of stated value................                    399,778               398,580
             Retained earnings................................                  1,097,757             1,068,883
             Accumulated other comprehensive expense..........                    (15,494)              (14,443)
                                                                              -----------           -----------
                                                                                1,493,990             1,464,961
             Treasury stock at cost: 20,964,000 and
              16,626,000 shares, respectively.................                   (473,240)             (399,522)
                                                                              ------------       --------------
                                                                                1,020,750             1,065,439
                                                                              -----------           -----------
                                                                               $1,770,509            $1,883,597
                                                                               ==========            ==========

         The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   (In thousands)
                                                                        QUARTER ENDED            QUARTER ENDED
                                                                        APRIL 2, 2000            APRIL 4, 1999
                                                                        -------------            -------------
         NET CASH PROVIDED BY OPERATING
             ACTIVITIES.......................................              $ 41,221                  $39,063
                                                                            --------                  -------
         CASH FLOWS FROM INVESTING ACTIVITIES
             Proceeds from asset dispositions.................                11,264                   12,805
             Capital expenditures.............................               (62,411)                 (54,850)
             Acquisition of franchises........................                   -                       (480)
             Payments on notes receivable.....................                 1,629                   41,147
             Other investing activities.......................                   304                     (102)
                                                                           ---------                ----------
               Net cash used in investing activities..........               (49,214)                  (1,480)
                                                                             --------                 -------
         CASH FLOWS FROM FINANCING ACTIVITIES
             Proceeds from issuance of common stock...........                   994                    7,560
             Repurchase of common shares......................               (73,718)                 (12,187)
             Principal payments on long-term
               obligations....................................                (1,520)                  (1,354)
             Dividends paid on common and
               exchangeable shares............................                (7,051)                  (7,446)
                                                                          -----------               ----------
               Net cash used in financing activities..........               (81,295)                 (13,427)
                                                                          -----------                ---------
         (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....               (89,288)                  24,156

         CASH AND CASH EQUIVALENTS AT BEGINNING OF
              PERIOD..........................................               210,785                  160,743
                                                                           ---------                 --------
                                                                           $ 121,497                 $184,899
                                                                           =========                 ========
         CASH AND CASH EQUIVALENTS AT END OF PERIOD...........

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW
            INFORMATION:
             Interest paid....................................               $ 3,782                  $ 3,536
             Capitalized lease obligations incurred...........                   323                      574
             Notes receivable from restaurant dispositions....                   -                        205
             Income taxes paid................................                16,416                   11,766
             Acquisition of franchises:
               Fair value of assets acquired, net.............                   -                        480
               Cash paid......................................                   -                        480
               Liabilities assumed............................                   -                        -

         The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  MANAGEMENT'S STATEMENT
  In  the  opinion  of  management,   the  accompanying  unaudited  financial
  statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy's International, Inc. and Subsidiaries (the Company) at April 2, 2000
  and  January  2,  2000  and  the  condensed   results  of  operations   and
  comprehensive income (see Note 3) for the quarters ended April 2, 2000 and April 4, 1999 and cash flows for the quarters ended April 2, 2000 and April 4, 1999. The Notes to the audited Consolidated Financial Statements which are contained in the Financial Statements and Other Information furnished with the Company's 2000 Proxy Statement should be read in conjunction with these Consolidated Condensed Financial Statements.

NOTE 2.  NET INCOME PER SHARE
  Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations include assumed conversions of stock options, net of shares repurchased from proceeds, and company-obligated mandatorily redeemable preferred securities, when dilutive, and the elimination of related expenses, net of income taxes.

  The computations of basic and diluted earnings per common share are shown below:


                                                                             QUARTER                  QUARTER
                                                                              ENDED                    ENDED
                                                                          APRIL 2, 2000            APRIL 4, 1999
                                                                          -------------            -------------
                                                                          (In thousands, except per share data)
     Income for computation of basic earnings
       per common share............................                           $35,925                   $32,003
     Interest savings (net of taxes) on assumed
       conversions.................................                             1,585                     1,572
                                                                              -------                   -------
     Income for computation of diluted
       earnings per common share...................                           $37,510                   $33,575
                                                                              =======                   =======
     Weighted average shares for computation
       of basic earnings per common share..........                           116,398                   124,061
     Dilutive stock options........................                               298                     1,419
     Assumed conversions...........................                             7,573                     7,573
                                                                              -------                   -------
     Weighted average shares for computation
       of diluted earnings per common share........                           124,269                   133,053
                                                                              =======                   =======

     Basic earnings per common share...............                             $.31                      $.26
                                                                                ====                      ====
     Diluted earnings per common share.............                             $.30                      $.25
                                                                                ====                      ====

NOTE 3.  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income (expense) and total comprehensive income are shown below:


                                                                              QUARTER            QUARTER
                                                                               ENDED              ENDED
                                                                           APRIL 2, 2000      APRIL 4, 1999
                                                                           -------------      -------------
                                                                                    (In thousands)

 Net income.................................................                  $35,925            $32,003
 Other comprehensive income (expense):
 Translation adjustments....................................                   (1,051)             5,926
 Other (net of taxes of $448 in 1999).......................                      -                 (563)
                                                                          -----------          ---------
                                                                               (1,051)             5,363
                                                                             --------           --------
 Comprehensive income.......................................                  $34,874            $37,366
                                                                              =======            =======

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

The table below presents information about reportable segments:


                                              DOMESTIC WENDY'S            TIM HORTONS     INTERNATIONAL WENDY'S       TOTAL
                                              ----------------            -----------     ---------------------       -----
                                                                                    (In thousands)

QUARTER ENDED APRIL 2, 2000
Revenues                                              $369,144               $117,500               $33,196           $519,840
Income before income taxes                              61,451                 24,993                 1,290             87,734
Capital expenditures                                    36,811                 20,366                 5,234             62,411

QUARTER ENDED APRIL 4, 1999
Revenues                                              $342,872               $106,154               $27,517           $476,543
Income (loss) before income taxes                       57,286                 17,432                  (182)            74,536
Capital expenditures                                    31,480                 19,542                 3,828             54,850

A   reconciliation   of  reportable   segment  income  before  income  taxes  to
consolidated income before income taxes follows:


                                                                    QUARTER              QUARTER
                                                                     ENDED                ENDED
                                                                 APRIL 2, 2000        APRIL 4, 1999
                                                                 -------------        -------------
                                                                           (In thousands)

Income before income taxes                                            $87,734             $74,536
Corporate charges                                                     (30,255)            (22,918)
                                                                      -------             -------
  Consolidated income before income taxes                             $57,479             $51,618
                                                                      =======             =======

Corporate charges include certain overhead costs and net interest expense.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

In the first quarter of 2000, the Company's net income increased 12.3% to $35.9 million from $32.0 million in 1999, and diluted earnings per common share increased 20% to $.30. Average same store sales increased for Wendy's domestic stores, Hortons Canada and Hortons U.S. during the quarter.

RETAIL SALES

Retail sales for the first quarter 2000 increased $34.3 million, or 8.8%, to $423.6 million. Average restaurant sales increased 2.9% for the first quarter 2000 and average same-store sales in Wendy's domestic company restaurants increased approximately 3.5% in the first quarter. Average domestic Wendy's transaction counts were up 1.2% for the first quarter and the domestic selling price increased .9%. Hortons warehouse sales for the first quarter 2000 increased 13.3%, or $7.1 million, to $60.7 million. This increase was primarily the result of the development of new stores by Hortons and average same-store sales increases (in local currency) of 9.9% for Hortons Canada and 14.8% for Hortons U.S.

Average sales per domestic Wendy's restaurant for the quarters ended April 2, 2000 and April 4, 1999 were as follows:

                                                     First Quarter
                                                     -------------
                                                                        %
                                             2000         1999      Increase
                                             ----         ----      --------
   Company........................        $312,900      $304,150       2.9
   Franchise........................       266,700       259,600       2.7
   Total Domestic..................        276,000       268,450       2.8

The number of systemwide restaurants open as of April 2, 2000 and April 4, 1999 was as follows:

                                                      2000            1999
                                                      ----            ----
   Company...............................             1,114           1,043
   Franchise.............................             4,441           4,319
                                                      -----           -----
   Total Wendy's.........................             5,555           5,362
                                                      =====           =====

   Total Hortons.........................             1,829           1,696
                                                      =====           =====

   Total System..........................             7,384           7,058
                                                      =====           =====

COST OF SALES AND RESTAURANT OPERATING COSTS
In the first quarter 2000, the total domestic company operating margin was even with 1999 at 15.8%. Wendy's domestic restaurant operating costs, as a percent of retail sales, decreased .4% from 1999, primarily reflecting the leverage benefit of higher average sales, as well as lower salaries and bonus accruals. This decrease was partly offset due to lower advertising costs in 1999.

Domestic Wendy's cost of sales, as a percent of sales, increased .3% in the first quarter 2000 versus 1999, reflecting higher labor costs. Hortons warehouse cost of sales remained relatively constant as a percent of warehouse sales during the quarter.

FRANCHISE REVENUES
Domestic Wendy's royalties, before reserve provisions, increased $2.5 million in the first quarter 2000 to $41.4 million. An average of 136 more Wendy's domestic franchise restaurants were open in 2000 and average sales of Wendy's domestic franchise restaurants increased 2.7% in the first quarter 2000 over 1999. Average same-store sales at Hortons Canadian restaurants increased 9.9% (in local currency) for the first quarter 2000 resulting in increased royalty income of $1.9 million. Franchise reserves of $302,000 and $1.1 million were provided year-to-date 2000 and 1999, respectively.

Gains on sale of rental properties were $1.2 million in the current year versus $600,000 in 1999. The prior year included $1.2 million in fee income related to refinancing notes receivable.

Rental income for the quarter increased $4.3 million to $33.2 million in 2000. This was primarily a result of more Hortons franchise leased properties and the increased average sales at Hortons resulting in increased rental income of $4.7 million in the first quarter. Wendy's rental income decreased reflecting the sale of rental properties throughout 1999.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the first quarter of 2000 were $51.0 million versus $47.0 million in 1999, or 9.8% and 9.9% of total revenues, respectively. The expense increase includes salaries and benefits.

OTHER EXPENSE
Other expense increased $2.0 million net in the first quarter 2000 from 1999, primarily as a result of an increase in estimated legal and settlement costs and an expense related to the Company's search for a chief executive officer. During the quarter, the Company finalized the disposition of the United Kingdom company operated restaurants, and took action to close three company operated stores in Argentina and one in the United States. These actions had no material impact on other expenses.

INTEREST, NET
Net interest increased $1.7 million to $3.5 million in the first quarter 2000. This primarily reflects a decrease in interest income as cash was reduced, primarily by share repurchases.

                              COMPREHENSIVE INCOME
Comprehensive income decreased reflecting unfavorable movement in the Canadian exchange rate (see Note 3).

                               FINANCIAL CONDITION
The Company's financial condition continues to be very strong at the end of the first quarter of 2000. The long-term debt to equity and debt-to-total capitalization ratios were 24% and 20%, respectively, at April 2, 2000. The Company has implemented a program to maximize return on assets over the long term by redeploying assets to opportunities that have higher potential returns. A total of 252 rental properties have been sold and a total of $134 million in notes receivable have been refinanced since 1998. The Company plans on continuing the strategy of improving return on assets. During the quarter, cash of $73.7 million was used to repurchase 4.3 million common shares. A total of $472 million in cash has been used to purchase 20.8 million shares since the repurchase program was announced in February 1998. The board has authorized share repurchase up to a total of $600 million. Capital expenditures amounted to $62 million for 2000 compared with $55 million for 1999.

                                     OUTLOOK
The Company continues to employ its strategic initiatives as outlined in the Financial Statements and Other Information furnished with the Company's 2000 Proxy Statement. These initiatives include growing same-store sales, improving store-level productivity to increase margins, disposing of underperforming restaurants, writing down underperforming and non-recoverable assets, accelerating restaurant development in North America, and repurchasing common shares.

The Company currently anticipates that up to 520 new Wendy's and Hortons restaurants could be opened systemwide (both company and franchise) during 2000, subject to the continued ability of the Company and its franchisees to complete permitting and to overcome other regulatory requirements for the completion of stores in process, and to obtain financing for new restaurant development. Year-to-date 2000, there have been 72 new restaurants opened. While the majority of international business outside North America continues to be through franchising, last year the Company acquired the Wendy's restaurants in Argentina. The restaurants operated in Argentina are not currently profitable, although international operations except for Argentina are profitable. In the United States, Hortons is a new concept in the investment phase and not currently profitable.

Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities should provide for the Company's projected cash requirements, including cash for capital expenditures, future acquisitions of restaurants from franchisees, stock repurchases or other corporate purposes.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, Financial Accounting Standard Number 133 - "Accounting for Derivative Instruments and Hedging Activities" was issued. The statement is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the financial statements at fair value. Currently this statement would not materially impact the Company's financial statements.

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

                           PART II: OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K.

(a)  Index to Exhibits on Page 13.

(b) The Company filed three Reports on Form 8-K during the first quarter 2000. The Form 8-K filed January 7, 2000 announced the appointment of John T.
     (Jack) Schuessler as a director of the Company. A copy of the press release issued January 6, 2000 was attached.

     The Form 8-K filed March 17, 2000 announced that John T. Schuessler was named Chief Executive Officer and President of the Company. A copy of the press release issued March 17, 2000 was attached.

     The Form 8-K filed January 13, 2000 announced December and fourth quarter sales, and new restaurant development figures for fiscal 1999. A copy of the press release issued January 13, 2000 was attached.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WENDY'S INTERNATIONAL, INC.
                                           ---------------------------
                                                  (Registrant)

Date:      5/16/00                         /s/ Ronald E. Musick
       -----------------                   ------------------------------
                                           Ronald E. Musick
                                           Executive Vice President
                                           (As authorized signatory
                                           and principal financial officer)

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Exhibit
Number                  Description                           Page No.
 ------                 -----------                           --------

   99                   Safe Harbor Under                      14 - 15
                        the Private Securities
                        Litigation Reform Act of 1995