Form 10-Q
period 2000-07-02
WENDYS INTERNATIONAL INC
filed 2000-08-15
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended JULY 2, 2000
                               ------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number 1-8116
                       ------

                           WENDY'S INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            OHIO                                     31-0785108
-------------------------------                 -----------------------
(State or other jurisdiction of                   (I.R.S.  Employer
incorporation or organization)                  Identification Number)

P.O. BOX 256, 4288 WEST DUBLIN-GRANVILLE ROAD, DUBLIN, OHIO        43017-0256
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

(Registrant's telephone number, including area code)           614-764-3100
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
                                       ---    ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                 Outstanding At August 4, 2000
      -----                                 -----------------------------
Common shares, $.10 stated value                 113,489,000 shares

Exhibit index on page 16.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                         PAGES
          PART I:       Financial Information

                 Item 1.     Financial Statements:

                     Consolidated Condensed Statements of Income for the quarters
                        and year-to-date periods ended July 2, 2000 and July 4, 1999                     3 - 4

                      Consolidated Condensed Balance Sheets as of July 2, 2000
                        and January 2, 2000                                                              5 - 6

                     Consolidated Condensed Statements of Cash Flows for the
                        year-to-date periods ended July 2, 2000 and July 4, 1999                           7

                      Notes to the Consolidated Condensed Financial Statements                           8 - 9

                 Item 2.     Management's Discussion and Analysis of
                                  Financial Condition and Results of Operations                         10 - 13

          PART II:      Other Information

                 Item 4.     Submission of Matters to Vote of Security Holders                            14

                 Item 6.     Exhibits and Reports on Form 8-K                                             14

                 Signature                                                                                15

                 Index to Exhibits                                                                        16

                 Exhibit 3                                                                            17 - 39

                 Exhibit 99                                                                           40 - 41


                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            (In thousands, except per share data)
                                                                         QUARTER ENDED              QUARTER ENDED
                                                                          JULY 2, 2000              JULY 4, 1999
                                                                          ------------              ------------
         REVENUES
             Retail sales.....................................                $459,705                  $422,838
             Franchise revenues...............................                 110,169                   105,712
                                                                              --------                  --------
                                                                               569,874                   528,550
                                                                              --------                  --------
         COSTS AND EXPENSES
             Cost of sales....................................                 288,047                   262,007
             Company restaurant operating
               costs..........................................                  96,650                    90,673
             Operating costs..................................                  20,534                    19,327
             General and administrative
               expenses.......................................                  51,733                    48,752
             Depreciation and amortization
               of property and equipment......................                  26,609                    24,120
             Other expense....................................                     768                       830
             Interest, net....................................                   4,446                     2,952
                                                                                ------                    ------
                                                                               488,787                   448,661
                                                                              --------                  --------
         INCOME BEFORE INCOME TAXES...........................                  81,087                    79,889
         INCOME TAXES.........................................                  30,409                    30,357
                                                                               -------                   -------
         NET INCOME...........................................                $ 50,678                  $ 49,532
                                                                              ========                  ========
         BASIC EARNINGS PER COMMON SHARE......................                    $.45                      $.40
                                                                                  ====                      ====
         DILUTED EARNINGS PER COMMON SHARE....................                    $.43                      $.39
                                                                                  ====                      ====
         DIVIDENDS PER COMMON SHARE...........................                    $.06                      $.06
                                                                                  ====                      ====
         BASIC SHARES.........................................                 113,712                   123,118
                                                                               =======                   =======
         DILUTED SHARES.......................................                 121,791                   132,449
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

                                                                            (In thousands, except per share data)
                                                                       YEAR-TO-DATE ENDED        YEAR-TO-DATE ENDED
                                                                          JULY 2, 2000              JULY 4, 1999
                                                                          ------------              ------------
         REVENUES
             Retail sales.....................................               $ 883,298                 $ 812,158
             Franchise revenues...............................                 206,416                   192,935
                                                                              --------                  --------
                                                                             1,089,714                 1,005,093
                                                                             ---------                 ---------
         COSTS AND EXPENSES

             Cost of sales....................................                 555,634                   508,446
             Company restaurant operating
               costs..........................................                 189,134                   177,415
             Operating costs..................................                  39,335                    37,529
             General and administrative
               expenses.......................................                 102,731                    95,800
             Depreciation and amortization
               of property and equipment......................                  52,446                    47,643
             Other expense....................................                   3,966                     2,054
             Interest, net....................................                   7,902                     4,699
                                                                                ------                    ------
                                                                               951,148                   873,586
                                                                              --------                  --------
         INCOME BEFORE INCOME TAXES...........................                 138,566                   131,507
         INCOME TAXES.........................................                  51,963                    49,972
                                                                               -------                   -------
         NET INCOME...........................................                $ 86,603                  $ 81,535
                                                                              ========                  ========
         BASIC EARNINGS PER COMMON SHARE......................                    $.75                      $.66
                                                                                  ====                      ====
         DILUTED EARNINGS PER COMMON SHARE....................                    $.73                      $.64
                                                                                  ====                      ====
         DIVIDENDS PER COMMON SHARE...........................                    $.06                      $.06
                                                                                  ====                      ====
         BASIC SHARES.........................................                 115,055                   123,590
                                                                               =======                   =======
         DILUTED SHARES.......................................                 123,030                   132,751
                                                                               =======                   =======

         The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                (In thousands)
                                                                JULY 2, 2000                JANUARY 2, 2000
                                                                ------------                ---------------
                                                                (Unaudited)
         ASSETS

         CURRENT ASSETS
             Cash and cash equivalents.............              $ 135,845                      $ 210,785
             Accounts receivable, net..............                 73,230                         71,763
             Notes receivable, net.................                 16,074                          7,749
             Deferred income taxes.................                 16,458                         19,267
             Inventories and other.................                 35,943                         40,271
                                                                   -------                        -------
                                                                   277,550                        349,835
                                                                  --------                       --------

         PROPERTY AND EQUIPMENT....................              1,952,781                      1,937,697
             Accumulated depreciation and
               amortization........................               (549,132)                      (548,543)
                                                                 ---------                      ---------
                                                                 1,403,649                      1,389,154
                                                                 ---------                      ---------

         NOTES RECEIVABLE, NET.....................                 31,920                         35,538
         GOODWILL, NET.............................                 46,814                         48,306
         DEFERRED INCOME TAXES.....................                 16,189                         22,390
         OTHER ASSETS..............................                 34,161                         38,374
                                                                   -------                        -------
                                                                $1,810,283                     $1,883,597
                                                                ==========                     ==========


         The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                        (In thousands)
                                                                            JULY 2, 2000        JANUARY 2, 2000
                                                                            ------------        ---------------
                                                                             (Unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES
             Accounts payable.................................                   $ 79,110             $ 126,487
             Accrued expenses:
                Salaries and wages............................                     25,040                35,214
                Taxes.........................................                     48,143                37,577
                Insurance.....................................                     36,838                37,061
                Other.........................................                     43,630                43,422
             Current portion of long-term
                obligations...................................                      3,963                 4,448
                                                                                  -------               -------
                                                                                  236,724               284,209
                                                                                  -------               -------
         LONG-TERM OBLIGATIONS
             Term debt........................................                    204,287               204,788
             Capital leases...................................                     44,463                44,231
                                                                                  -------               -------
                                                                                  248,750               249,019
                                                                                  -------               -------

         DEFERRED INCOME TAXES................................                     63,839                69,516
         OTHER LONG-TERM LIABILITIES..........................                     14,866                15,414

         COMMITMENTS AND CONTINGENCIES

         COMPANY-OBLIGATED MANDATORILY REDEEMABLE
            PREFERRED SECURITIES OF WENDY'S
            FINANCING I, HOLDING SOLELY WENDY'S
            CONVERTIBLE DEBENTURES............................                    200,000               200,000

         SHAREHOLDERS' EQUITY
             Preferred stock, authorized:  250,000 shares
             Common stock, $.10 stated value per share
               Authorized:  200,000,000 shares
               Issued and Exchangeable:
                 135,046,000 and 134,856,000 shares,
                 respectively.................................                     11,959                11,941
             Capital in excess of stated value................                    401,442               398,580
             Retained earnings................................                  1,141,552             1,068,883
             Accumulated other comprehensive expense..........                    (22,220)              (14,443)
                                                                               ----------            ----------
                                                                                1,532,733             1,464,961
             Treasury stock at cost: 21,645,000 and
               16,626,000 shares, respectively................                   (486,629)             (399,522)
                                                                               ----------            ----------
                                                                                1,046,104             1,065,439
                                                                               ----------            ----------
                                                                               $1,810,283            $1,883,597
                                                                               ==========            ==========

         The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    (In thousands)

                                                                         YEAR-TO-DATE             YEAR-TO-DATE
                                                                            ENDED                     ENDED
                                                                        JULY 2, 2000              JULY 4, 1999
                                                                        ------------              ------------
         NET CASH PROVIDED BY OPERATING
             ACTIVITIES.......................................              $127,053                 $113,561
                                                                            --------                 --------
         CASH FLOWS FROM INVESTING ACTIVITIES
             Proceeds from asset dispositions.................                32,107                   58,828
             Capital expenditures.............................              (135,430)                (114,050)
             Acquisition of franchises........................                   -                     (1,726)
             Payments on notes receivable.....................                 2,467                   99,363
             Other investing activities.......................                   410                   (1,260)
                                                                           ---------                ----------
               Net cash provided by (used in) investing
                activities....................................              (100,446)                  41,155
                                                                            ---------                 -------
         CASH FLOWS FROM FINANCING ACTIVITIES
             Proceeds from issuance of common stock...........                 1,985                   15,594
             Repurchase of common shares......................               (87,107)                 (67,880)
             Principal payments on long-term
               obligations....................................                (2,548)                  (3,176)
             Dividends paid on common and
               exchangeable shares............................               (13,877)                 (14,838)
                                                                          -----------               ----------
               Net cash used in financing activities..........              (101,547)                 (70,300)
                                                                          -----------                ---------
         (DECREASE) INCREASE IN CASH AND CASH
            EQUIVALENTS.......................................               (74,940)                  84,416
         CASH AND CASH EQUIVALENTS AT BEGINNING OF
              PERIOD..........................................               210,785                  160,743
                                                                           ---------                 --------
                                                                           $ 135,845                 $245,159
                                                                           =========                 ========
         CASH AND CASH EQUIVALENTS AT END OF PERIOD...........

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW
            INFORMATION:
             Interest paid....................................               $14,314                 $ 13,951
             Capitalized lease obligations incurred...........                 2,377                    1,695
             Income taxes paid................................                42,951                   43,344
             Acquisition of franchises:
               Fair value of assets acquired, net.............                   -                      1,726
               Cash paid......................................                   -                      1,726
               Liabilities assumed............................                   -                        -

         The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  MANAGEMENT'S STATEMENT
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy's International, Inc. and Subsidiaries (the Company) as of July 2, 2000 and January 2, 2000 and the condensed results of operations and comprehensive income (see Note 3) for the quarters and year-to-date periods ended July 2, 2000 and July 4, 1999 and cash flows for the year-to-date periods ended July 2, 2000 and July 4, 1999. The Notes to the audited Consolidated Financial Statements which are contained in the Financial Statements and Other Information furnished with the Company's 2000 Proxy Statement should be read in conjunction with these Consolidated Condensed Financial Statements.

NOTE 2.  NET INCOME PER SHARE
     Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations include assumed conversions of stock options, net of shares repurchased from proceeds, and company-obligated mandatorily redeemable preferred securities, when dilutive, and the elimination of related expenses, net of income taxes.

     The computations of basic and diluted earnings per common share are shown below:


                                                                 QUARTER            QUARTER          YEAR-TO-DATE       YEAR-TO-DATE
                                                                  ENDED              ENDED              ENDED               ENDED
                                                              JULY 2, 2000       JULY 4, 1999        JULY 2, 2000       JULY 4, 1999
                                                              ------------       ------------        ------------       ------------
                                                                               (In thousands, except per share data)
     Income for computation of basic earnings
       per common share............................               $50,678            $49,532            $86,603             $81,535
     Interest savings (net of taxes) on assumed
       conversions.................................                 1,585              1,573              3,170               3,145
                                                                  -------            -------            -------             -------
     Income for computation of diluted
       earnings per common share...................               $52,263            $51,105            $89,773             $84,680
                                                                  =======            =======            =======             =======
     Weighted average shares for computation
       of basic earnings per common share..........               113,712            123,118            115,055             123,590
     Dilutive stock options........................                   506              1,758                402               1,588
     Assumed conversions...........................                 7,573              7,573              7,573               7,573
                                                                  -------            -------            -------             -------
     Weighted average shares for computation
       of diluted earnings per common share........               121,791            132,449            123,030             132,751
                                                                  =======            =======            =======             =======

     Basic earnings per common share...............                  $.45              $.40                $.75               $.66
                                                                     ====              ====                ====               ====
     Diluted earnings per common share.............                  $.43              $.39                $.73               $.64
                                                                     ====              ====                ====               ====

NOTE 3.  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
The components of other comprehensive income (expense) and total comprehensive income are shown below:


                                                                   QUARTER          QUARTER      YEAR-TO-DATE       YEAR-TO-DATE
                                                                    ENDED            ENDED           ENDED              ENDED
                                                                 JULY 2, 2000    JULY 4, 1999    JULY 2, 2000       JULY 4, 1999
                                                                 ------------    ------------    ------------       ------------
                                                                                                        (In thousands)
 Net income.................................................       $50,678          $49,532          $86,603            $81,535
 Other comprehensive income (expense):
 Translation adjustments....................................        (6,726)           4,749           (7,777)            10,675
 Other (net of taxes of $128 and $320 for the
   quarter and year-to-date periods ended
   July 4, 1999)............................................           -                161              -                 (402)
                                                                ----------        ---------        ---------          ---------
                                                                    (6,726)           4,910           (7,777)            10,273
                                                                  --------         --------         ---------          --------
 Comprehensive income.......................................       $43,952          $54,442          $78,826            $91,808
                                                                   =======          =======          =======            =======

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

The table below presents information about reportable segments:


                                              DOMESTIC WENDY'S            TIM HORTONS     INTERNATIONAL WENDY'S     TOTAL
                                              ----------------            -----------     ---------------------     -----
                                                                                    (In thousands)
QUARTER ENDED JULY 2, 2000
Revenues                                              $403,295               $129,826               $36,753         $569,874
Income before income taxes                              76,236                 28,606                 1,687          106,529
Capital expenditures                                    51,323                 17,178                 5,618           74,119
QUARTER ENDED JULY 4, 1999
Revenues                                              $379,132               $115,964               $33,454         $528,550
Income before income taxes                              81,773                 22,468                   908          105,149
Capital expenditures                                    41,005                 14,913                 3,282           59,200
YEAR-TO-DATE ENDED JULY 2, 2000
Revenues                                              $772,439               $247,326               $69,949       $1,089,714
Income before income taxes                             137,687                 53,599                 2,977          194,263
Capital expenditures                                    88,134                 37,544                10,852          136,530
YEAR-TO-DATE ENDED JULY 4, 1999
Revenues                                              $722,004               $222,118               $60,971       $1,005,093
Income before income taxes                             139,059                 39,900                   726          179,685
Capital expenditures                                    72,485                 34,455                 7,110          114,050

A reconciliation of reportable segment income before income taxes to consolidated income before income taxes follows:


                                                                QUARTER            QUARTER          YEAR-TO-DATE       YEAR-TO-DATE
                                                                 ENDED              ENDED              ENDED               ENDED
                                                             JULY 2, 2000       JULY 4, 1999        JULY 2, 2000       JULY 4, 1999
                                                             ------------       ------------        ------------       ------------
                                                                                                     (In thousands)
 Income before income taxes..............................      $106,529           $105,149           $194,263            $179,685
 Corporate charges.......................................       (25,442)           (25,260)           (55,697)            (48,178)
                                                                -------            -------          ----------            -------
   Consolidated income before income taxes...............       $81,087            $79,889           $138,566            $131,507
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

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

In the second quarter of 2000, the Company's diluted earnings per common share
(EPS) increased 10.3% to $.43. The second quarter 2000 included $4.5 million ($.02 per share) in pretax asset gains compared to $8.2 million ($.04 per share) in the prior year. Average same store sales increased for Wendy's domestic stores, Hortons Canada and Hortons U.S. during the quarter.

Year-to-date 2000 EPS was $.73, a 14.1% increase over $.64 for 1999. In the year-to-date 2000, pretax asset gains were $6.1 million ($.03 per share) compared to $10.0 million ($.05 per share) in the prior year.

RETAIL SALES
------------
Retail sales for the second quarter 2000 increased $36.9 million, or 8.7%, to $459.7 million and increased $71.1 million, or 8.8%, to $883.3 million for year-to-date 2000. Average restaurant sales increased 2.0% for the second quarter 2000 and 2.4% year-to-date in Wendy's domestic company restaurants. Average same-store sales in Wendy's domestic company restaurants increased 2.8% in the second quarter and 3.2% year-to-date. Average domestic Wendy's transaction counts were up .3% and .7% for the second quarter and year-to-date 2000, respectively. Domestic selling price increased 1.2% in the second quarter and 1.0% year-to-date 2000. Hortons warehouse sales for the second quarter 2000 increased 18.5%, or $10.5 million, to $67.6 million and 16.0%, or $17.7 million, year-to-date to $128.3 million. This increase was primarily the result of the development of new stores by Hortons Canada and average same-store sales increases (in local currency) of 8.7% in the quarter and 9.3% year-to-date.

International retail sales increased 17.6% to $31.5 million in the quarter and 19.6% to $59.9 million year-to-date. The increases in both periods reflect the conversion of Argentina to a company operated market and additional company store development in Canada.

Average sales per domestic Wendy's restaurant for the quarters ended July 2, 2000 and July 4, 1999 were as follows:


                                                       SECOND QUARTER                           YEAR-TO-DATE
                                                       --------------                           ------------
                                                                          %                                         %
                                             2000           1999       INCREASE          2000         1999       INCREASE
                                             ----           ----       --------          ----         ----       --------
   Company........................         $336,450      $329,900        2.0          $649,400      $634,050       2.4
   Franchise........................        288,300       282,350        2.1           555,100       542,050       2.4
   Total Domestic..................         298,000       291,750        2.1           574,100       560,300       2.5

The number of systemwide restaurants open as of July 2, 2000 and July 4, 1999 was as follows:


                                                      2000             1999
                                                      ----             ----

   Company...............................             1,124            1,043
   Franchise.............................             4,497            4,359
                                                      -----            -----
   Total Wendy's.........................             5,621            5,402
                                                      =====            =====

   Total Hortons.........................             1,866            1,721
                                                      =====            =====

   Total System..........................             7,487            7,123
                                                      =====            =====

COST OF SALES AND RESTAURANT OPERATING COSTS
--------------------------------------------
The domestic Wendy's company operating margin decreased in the second quarter 2000 to 17.3% versus 17.7% for 1999 and decreased to 16.6% from 16.8% for the year-to-date comparison. Domestic Wendy's cost of sales, as a percent of sales, increased .7% in the quarter and .5% year-to-date primarily due to higher food and labor costs in both periods. Beef prices increased 9.3% in the quarter and 10.9% year-to-date. Average labor rates increased 5.1% in the quarter and 5.4% year-to-date. These increases were partly offset by productivity enhancements in the restaurants. Wendy's domestic restaurant operating costs, as a percent of sales, improved .3% from 1999 for both the quarter and year-to-date periods, primarily reflecting lower bonus and benefits expenses and, in the second quarter, lower marketing expenses.

Hortons warehouse cost of sales remained relatively constant as a percent of warehouse sales during the quarter. The total dollars increased $8.6 million in the quarter and $13.3 million year-to-date reflecting the additional development and higher average sales per restaurant.

International cost of sales increased 18.8% to $20.1 million in the quarter and 19.6% to $38.3 million in the year-to-date. The increases in both periods reflect the conversion of Argentina to a company operated market and additional company store development in Canada.

FRANCHISE REVENUES
------------------
Domestic Wendy's royalties, before reserve provisions, increased $2.5 million in the second quarter 2000 to $45.1 million. In the second quarter 2000, an average of 142 more Wendy's domestic franchise restaurants were open and average sales of Wendy's domestic franchise restaurants increased 2.1% over 1999. Year-to-date, domestic royalties before reserves increased $5.1 million to $86.5 million in 2000. This reflected an average of 139 more franchise restaurants and an increase in average sales of Wendy's domestic franchise restaurants of 2.4%. Average same-store sales at Hortons Canadian restaurants increased 8.7% (in local currency) for the second quarter 2000 and 9.3% year-to-date resulting in increased royalty income of $1.5 million for the quarter and $3.4 million year-to-date. International royalties were $4.1 million and $7.8 million in the quarter and year-to-date, respectively. Royalties for both periods increased 5.1% primarily from additional Canadian franchise store openings. Franchise reserves of $302,000 and $1.1 million were provided year-to-date 2000 and 1999, respectively.

Asset gains in franchise revenues for the second quarter 2000 included $2.2 million in pretax gains from franchising Wendy's restaurants, versus $6.7 million in 1999, and $2.2 million in pretax gains realized from the sale of rental properties versus $843,000 in 1999. Asset gains for year-to-date 2000 included $2.2 million in pretax gains from franchising Wendy's restaurants, versus $6.9 million in 1999, and $3.4 million in pretax gains realized from the sale of rental properties, versus $1.3 million in 1999. The prior year also included $.6 million in the quarter and $1.8 million year-to-date in fee income related to refinancing notes receivable.

Rental income for the quarter increased $2.0 million to $36.3 million in 2000 and increased $6.2 million year-to-date 2000 to $69.5 million. This was primarily a result of more Hortons franchise leased properties and the increased average sales at Hortons resulting in increased rental income of $3.7 million in the second quarter and $8.4 million year-to-date. Wendy's rental income decreased reflecting the sale of rental properties throughout 1999 and 2000.

OPERATING COSTS
---------------
Operating costs for the second quarter 2000 increased $1.2 million to $20.5 million and increased $1.8 million to $39.3 million for the year-to-date. The increase over 1999 reflects the growth in the number of properties being leased and then subleased to franchisees by Hortons, and in the quarter, increased equipment costs for Hortons reflecting more stores franchised.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------
General and administrative expenses for the second quarter 2000 were $51.7 million versus $48.8 million in 1999, or 9.1% and 9.2% of total revenues, respectively. Year-to-date 2000 general and administrative costs were $102.7 million and 9.4% of total revenues compared with $95.8 million and 9.5% of total revenues in 1999. The expense increase includes salaries and benefits, partly offset by reduced information technology consulting expenditures in 2000.

DEPRECIATION AND AMORTIZATION EXPENSES
--------------------------------------
Depreciation and amortization expenses for both the quarter and year-to-date periods increased over 1999 due to the implementation of the Company's new enterprise-wide information technology systems.

INTEREST, NET
-------------
Net interest increased $1.5 million to $4.4 million in the second quarter 2000 and increased $3.2 million to $7.9 million for the year-to-date comparison. This primarily reflects a decrease in interest income as cash and cash equivalents were reduced by share repurchases and lower levels of notes receivable outstanding.

                              COMPREHENSIVE INCOME
                              --------------------
Comprehensive income decreased $10.5 million and $13.0 million for the quarter and year-to-date periods ended July 2, 2000, respectively. This was due to unfavorable movement in the Canadian exchange rate (see Note 3).

                               FINANCIAL CONDITION
                               -------------------
The Company's financial condition continues to be very strong at the end of the second quarter of 2000. The long-term debt to equity and debt-to-total capitalization ratios were 24% and 19%, respectively, at July 2, 2000. The Company has implemented a program to maximize return on assets over the long term by redeploying assets to opportunities that have higher potential returns. A total of 273 rental properties have been sold and a total of $134 million in notes receivable have been refinanced since 1998. The Company plans on continuing the strategy of improving return on assets. During the quarter, cash of $13.4 million was used to repurchase 680,300 common shares. A total of $485 million in cash has been used to purchase 21.5 million shares since 1998. Capital expenditures amounted to $137 million for 2000 compared with $114 million for 1999.

                                     OUTLOOK
                                     -------
The Company continues to employ its strategic initiatives as outlined in the Financial Statements and Other Information furnished with the Company's 2000 Proxy Statement. These initiatives include growing same-store sales, improving store-level productivity to increase margins, disposing of underperforming restaurants, writing down underperforming and non-recoverable assets, accelerating restaurant development in North America and repurchasing common shares.

The Company currently anticipates that up to 520 new Wendy's and Hortons restaurants could be opened systemwide (both company and franchise) during 2000, subject to the continued ability of the Company and its franchisees to complete permitting and to comply with other regulatory requirements for the completion of stores in process, and to obtain financing for new restaurant development. Year-to-date 2000, there have been 190 new restaurants opened. While the majority of international business outside North America continues to be through franchising, last year the Company acquired the Wendy's restaurants in Argentina. The restaurants operated in Argentina are not currently profitable, although international operations except for Argentina are profitable. In the United States, Hortons is a new concept in the investment phase and not currently profitable.

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

                           PART II: OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders.

(a)  The Annual Meeting of the Company's shareholders was held on May 3, 2000.

(b) The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director:

                   Director                   For                     Withheld
                   --------                   ---                     --------
           James V. Pickett                82,992,910                1,547,647
           Thomas F. Keller                82,980,553                1,560,003
           Ronald V. Joyce                 82,736,189                1,804,370
           Andrew G. McCaughey             82,980,087                1,560,468
           David P. Lauer                  82,999,451                1,541,107


The following directors did not stand for reelection at the meeting (the year in which each director's term expires is indicated in parenthesis): R. David Thomas
(2001), Ernest S. Hayeck (2001), Janet Hill (2001), True H. Knowles (2001), Paul
D. House (2001), Thekla R. Shackelford (2002), Ronald E. Musick (2002), Frederick R. Reed (2002) and John T. Schuessler (2002). Mr. Reed resigned from the Company's board of directors effective April 14, 2000.

(c) The following table sets forth the brief description of each other matter voted on at the Annual Meeting and the number of votes cast for, against or abstaining from, as well as broker nonvotes on each matter:


                                                                                                            Broker
                                                  For              Against             Abstain             Nonvotes
                                                  ---              -------             -------             --------
Ratify the selection of
PricewaterhouseCoopers LLP as
independent public accountants
of the Company                                  83,977,712          159,027              403,808             None

Approve the proposal to amend
the Company's 1990 Stock Option
Plan                                            71,787,350       11,931,427              821,764             None

Approve the amendment to the
Company's Regulations which
would permit electronic
proxy voting                                    83,547,807          345,485              647,246             None


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Index to Exhibits on Page 16.

(b) The Company filed one Report on Form 8-K during the second quarter 2000. The Form 8-K filed April 20, 2000 announced that Thomas J. Mueller had been promoted to President and Chief Operating Officer of Wendy's North America and that Edward K. Choe had been promoted to Senior Vice President of Wendy's Northeast Region. The Form 8-K also announced that the Company had begun a search for a new Chief Financial Officer. A copy of the press release issued April 20, 2000 was attached.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WENDY'S INTERNATIONAL, INC.
                                            ---------------------------
                                                   (Registrant)


Date:           8/15/00                     /s/ Ronald E. Musick
       ----------------                     ----------------------------------
                                            Ronald E. Musick
                                            Executive Vice President
                                            (As authorized signatory
                                            and principal financial officer)

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS


              Exhibit
               Number                            Description                           Page No.
               ------                            -----------                           --------
                 3                    New Regulations, as amended                      17 - 39

                 99                   Safe Harbor Under                                40 - 41
                                      the Private Securities
                                      Litigation Reform Act of 1995
