Form 10-Q
period 2000-10-01
WENDYS INTERNATIONAL INC
filed 2000-11-13
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended OCTOBER 1, 2000
                               ---------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

Commission File Number 1-8116
                       ------

                           WENDY'S INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             OHIO                                  31-0785108
-------------------------------          -------------------------------
(State or other jurisdiction of                (I.R.S.  Employer
incorporation or organization)              Identification Number)

P.O. BOX 256, 4288 WEST DUBLIN-GRANVILLE ROAD, DUBLIN, OHIO      43017-0256
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

(Registrant's telephone number, including area code)     614-764-3100
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
                                      ---   ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at November 3, 2000
---------------------------------           -------------------------------
Common shares, $.10 stated value                   113,762,954 shares

Exhibit index on page 16.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                            PAGES
                                                                                            -----
PART I:       Financial Information

       Item 1.     Financial Statements:

           Consolidated Condensed Statements of Income for the quarters and year-to-date periods ended October 1, 2000 and
              October 3, 1999                                                                3 - 4

           Consolidated Condensed Balance Sheets as of October 1, 2000
              and January 2, 2000                                                            5 - 6

           Consolidated Condensed Statements of Cash Flows for the
              year-to-date periods ended October 1, 2000 and October 3, 1999                     7

           Notes to the Consolidated Condensed Financial Statements                          8 - 9

       Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                           10 - 13

PART II:      Other Information

       Item 6.     Exhibits and Reports on Form 8-K                                             14

       Signature                                                                                15

       Index to Exhibits                                                                        16

       Exhibit 99                                                                            17-18

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  (In thousands, except per share data)
                                                                  QUARTER ENDED           QUARTER ENDED
                                                                 OCTOBER 1, 2000          OCTOBER 3, 1999
                                                                 ---------------          ---------------
REVENUES
    Retail sales.....................................                $468,414                  $430,339
    Franchise revenues...............................                 109,182                   101,841
                                                                     --------                  --------
                                                                      577,596                   532,180
                                                                     --------                  --------
COSTS AND EXPENSES
    Cost of sales....................................                 293,321                   268,772
    Company restaurant operating
      costs..........................................                  99,955                    94,842
    Operating costs..................................                  21,002                    19,857
    General and administrative
      expenses.......................................                  52,968                    48,369
    Depreciation and amortization
      of property and equipment......................                  27,832                    24,796
    Other expense....................................                     899                     1,585
    Interest, net....................................                   3,833                     2,249
                                                                       ------                    ------
                                                                      499,810                   460,470
                                                                     --------                  --------

INCOME BEFORE INCOME TAXES...........................                  77,786                    71,710
INCOME TAXES.........................................                  29,169                    27,250
                                                                      -------                   -------
NET INCOME...........................................                $ 48,617                  $ 44,460
                                                                     ========                  ========

BASIC EARNINGS PER COMMON SHARE......................                    $.43                      $.37
                                                                         ====                      ====

DILUTED EARNINGS PER COMMON SHARE....................                    $.41                      $.35
                                                                         ====                      ====

DIVIDENDS PER COMMON SHARE...........................                    $.06                      $.06
                                                                         ====                      ====

BASIC SHARES.........................................                 113,392                   121,482
                                                                      =======                   =======

DILUTED SHARES.......................................                 121,316                   130,739
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

                                                                   (In thousands, except per share data)
                                                              YEAR-TO-DATE ENDED        YEAR-TO-DATE ENDED
                                                               OCTOBER 1, 2000            OCTOBER 3, 1999
                                                               ---------------            ---------------
REVENUES
    Retail sales.....................................             $ 1,349,047               $ 1,240,197
    Franchise revenues...............................                 315,598                   294,776
                                                                  -----------               -----------
                                                                    1,664,645                 1,534,973
                                                                  -----------               -----------
COSTS AND EXPENSES
    Cost of sales....................................                 848,955                   777,218
    Company restaurant operating
      costs..........................................                 286,424                   269,957
    Operating costs..................................                  60,337                    57,386
    General and administrative
      expenses.......................................                 155,699                   144,169
    Depreciation and amortization
      of property and equipment......................                  80,278                    72,439
    Other expense....................................                   4,865                     3,639
    Interest, net....................................                  11,735                     6,948
                                                                    ---------                ----------
                                                                    1,448,293                 1,331,756
                                                                  -----------               -----------

INCOME BEFORE INCOME TAXES...........................                 216,352                   203,217
INCOME TAXES.........................................                  81,132                    77,222
                                                                  -----------                 ---------
NET INCOME...........................................             $   135,220               $   125,995
                                                                  ===========               ===========

BASIC EARNINGS PER COMMON SHARE......................                   $1.18                     $1.03
                                                                        =====                     =====

DILUTED EARNINGS PER COMMON SHARE....................                   $1.14                      $.99
                                                                        =====                      ====

DIVIDENDS PER COMMON SHARE...........................                    $.18                      $.18
                                                                         ====                      ====

BASIC SHARES.........................................                 114,501                   122,887
                                                                      =======                   =======

DILUTED SHARES.......................................                 122,459                   132,080
                                                                      =======                   =======

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    (In thousands)
                                                     OCTOBER 1, 2000               JANUARY 2, 2000
                                                     ---------------               ---------------
                                                       (Unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents.............             $  133,548                     $  210,785
    Accounts receivable, net..............                 73,573                         71,763
    Notes receivable, net.................                 17,018                          7,749
    Deferred income taxes.................                 14,749                         19,267
    Inventories and other.................                 37,760                         40,271
                                                       ----------                     ----------
                                                          276,648                        349,835
                                                       ----------                     ----------

PROPERTY AND EQUIPMENT....................              2,006,029                      1,937,697
    Accumulated depreciation and
      amortization........................               (562,985)                      (548,543)
                                                       ----------                     ----------
                                                        1,443,044                      1,389,154
                                                       ----------                     ----------

NOTES RECEIVABLE, NET.....................                 33,201                         35,538
GOODWILL, NET.............................                 46,191                         48,306
DEFERRED INCOME TAXES.....................                 11,434                         22,390
OTHER ASSETS..............................                 35,428                         38,374
                                                       ----------                     ----------
                                                       $1,845,946                     $1,883,597
                                                       ==========                     ==========


The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                             (In thousands)
                                                                  OCTOBER 1, 2000        JANUARY 2, 2000
                                                                  ---------------        ---------------
                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable.................................                   $ 76,753             $ 126,487
    Accrued expenses:
       Salaries and wages............................                     30,848                35,214
       Taxes.........................................                     50,018                37,577
       Insurance.....................................                     37,604                37,061
       Other.........................................                     44,874                43,422
    Current portion of long-term
       obligations...................................                      3,879                 4,448
                                                                        --------            ----------
                                                                         243,976               284,209
                                                                        --------            ----------
LONG-TERM OBLIGATIONS
    Term debt........................................                    204,200               204,788
    Capital leases...................................                     47,896                44,231
                                                                         -------             ---------
                                                                         252,096               249,019
                                                                        --------            ----------

DEFERRED INCOME TAXES................................                     59,362                69,516
OTHER LONG-TERM LIABILITIES..........................                     13,194                15,414

COMMITMENTS AND CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF WENDY'S
   FINANCING I, HOLDING SOLELY WENDY'S
   CONVERTIBLE DEBENTURES............................                    200,000               200,000

SHAREHOLDERS' EQUITY
    Preferred stock, authorized:  250,000 shares
    Common stock, $.10 stated value per share
      Authorized:  200,000,000 shares
      Issued and Exchangeable:
        135,258,000 and 134,856,000 shares,
        respectively.................................                     11,981                11,941
    Capital in excess of stated value................                    404,495               398,580
    Retained earnings................................                  1,183,357             1,068,883
    Accumulated other comprehensive expense..........                    (29,558)              (14,443)
                                                                    ------------          ------------
                                                                       1,570,275             1,464,961
    Treasury stock at cost: 21,978,000 and
      16,626,000 shares, respectively................                   (492,957)             (399,522)
                                                                    ------------          ------------
                                                                       1,077,318             1,065,439
                                                                     -----------           -----------
                                                                      $1,845,946            $1,883,597
                                                                      ==========            ==========

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           (In thousands)
                                                                YEAR-TO-DATE             YEAR-TO-DATE
                                                                   ENDED                     ENDED
                                                              OCTOBER 1, 2000          OCTOBER 3, 1999
                                                              ---------------          ---------------
NET CASH PROVIDED BY OPERATING
    ACTIVITIES.......................................              $209,451                 $208,818
                                                                   --------                 --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from asset dispositions.................                40,688                   84,231
    Capital expenditures.............................              (214,313)                (185,020)
    Acquisition of franchises........................                (1,555)                  (1,355)
    Payments on notes receivable.....................                 4,369                  100,468
    Other investing activities.......................                (2,729)                   1,530
                                                                   --------                 --------
      Net cash used in investing
       activities....................................              (173,540)                    (146)
                                                                   ---------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock...........                 4,513                   21,588
    Repurchase of common shares......................               (93,435)                (126,681)
    Principal payments on long-term
      obligations....................................                (3,481)                  (3,590)
    Dividends paid on common and
      exchangeable shares............................               (20,745)                 (22,133)
                                                                   --------                 --------
      Net cash used in financing activities..........              (113,148)                (130,816)
                                                                   --------                 --------
(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS ........................................               (77,237)                  77,856
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD .............................................               210,785                  160,743
                                                                   --------                 --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...........              $133,548                 $238,599
                                                                   ========                 ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
    Interest paid....................................               $18,231                 $ 18,547
    Capitalized lease obligations incurred...........                 7,600                    3,786
    Income taxes paid................................                69,431                   66,226
    Acquisition of franchises:
      Fair value of assets acquired, net.............                 1,555                    1,355
      Cash paid......................................                 1,555                    1,355

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1.  MANAGEMENT'S STATEMENT

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy's International, Inc. and Subsidiaries (the Company) as of October 1, 2000 and January 2, 2000 and the condensed results of operations and comprehensive income (see Note 3) for the quarters and year-to-date periods ended October 1, 2000 and October 3, 1999 and cash flows for the year-to-date periods ended October 1, 2000 and October 3, 1999. The Notes to the audited Consolidated Financial Statements which are contained in the Financial Statements and Other Information furnished with the Company's 2000 Proxy Statement should be read in conjunction with these Consolidated Condensed Financial Statements.

NOTE 2.  NET INCOME PER SHARE

     Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations include assumed conversions of stock options, net of shares repurchased from proceeds, and company-obligated mandatorily redeemable preferred securities, when dilutive, and the elimination of related expenses, net of income taxes. Options to purchase 6.4 million shares of common stock in the current quarter and year-to-date, and 1.8 million and 3.6 million shares in the prior year quarter and year-to-date, were not included in the computation of diluted earnings per common share. Because the exercise price of these options was greater than the average market price of the common shares in the respective periods, they are excluded from the calculation due to the antidilutive effect.

     The computations of basic and diluted earnings per common share are shown below:


                                                         QUARTER            QUARTER          YEAR-TO-DATE       YEAR-TO-DATE
                                                          ENDED              ENDED              ENDED               ENDED
                                                      OCT. 1, 2000       OCT. 3, 1999        OCT. 1, 2000       OCT. 3, 1999
                                                      ------------       ------------        ------------       ------------
                                                                       (In thousands, except per share data)
     Income for computation of basic earnings
       per common share............................       $48,617            $44,460           $135,220            $125,995
     Interest savings (net of taxes) on assumed
       conversions.................................         1,585              1,572              4,755               4,717
                                                          -------            -------            -------             -------
     Income for computation of diluted
       earnings per common share...................       $50,202            $46,032           $139,975            $130,712
                                                          =======            =======           ========            ========
     Weighted average shares for computation
       of basic earnings per common share..........       113,392            121,482            114,501             122,887
     Dilutive stock options........................           351              1,684                385               1,620
     Assumed conversions...........................         7,573              7,573              7,573               7,573
                                                          -------            -------            -------             -------
     Weighted average shares for computation
       of diluted earnings per common share........       121,316            130,739            122,459             132,080
                                                          =======            =======            =======             =======

     Basic earnings per common share...............          $.43              $.37               $1.18              $1.03
                                                             ====              ====               =====              =====
     Diluted earnings per common share.............          $.41              $.35               $1.14             $  .99
                                                             ====              ====               =====             ======

NOTE 3.  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income (expense) and total comprehensive income are shown below:

                                                          QUARTER             QUARTER         YEAR-TO-DATE       YEAR-TO-DATE
                                                           ENDED               ENDED              ENDED              ENDED
                                                        OCT. 1, 2000       OCT. 3, 1999       OCT. 1, 2000       OCT. 3, 1999
                                                        ------------       ------------       ------------       ------------
                                                                                                     (In thousands)
 Net income...........................................    $48,617             $44,460            $135,220           $125,995
 Other comprehensive income (expense):
 Translation adjustments..............................     (6,559)              2,272             (14,337)            12,947
 Other (net of taxes of $68 and $388 for the
   quarter and year-to-date periods ended
   October 3, 1999)...................................         -                  (85)                -                 (487)
                                                          -------             --------           --------           --------
                                                           (6,559)              2,187             (14,337)            12,460
                                                          -------             -------            ---------          --------
 Comprehensive income.................................    $42,058             $46,647            $120,883           $138,455
                                                          =======             =======            ========           ========

NOTE 4.  SEGMENT REPORTING

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company's methods of internal reporting and management structure. The Company's reportable segments are: Domestic Wendy's, Tim Hortons and International Wendy's. International Wendy's is comprised of Wendy's of Canada and other Wendy's outside the United States. There were no material amounts of revenues or transfers among reportable segments. The table below presents information about reportable segments:


                                                 DOMESTIC WENDY'S          TIM HORTONS      INTERNATIONAL WENDY'S      TOTAL
                                                 ----------------          -----------      ---------------------      -----
                                                                                    (In thousands)
QUARTER ENDED OCT. 1, 2000
Revenues                                            $  405,705               $133,550             $  38,341        $  577,596
Income before income taxes                              72,940                 29,710                 3,143           105,793
Capital expenditures                                    54,653                 17,850                 5,280            77,783
QUARTER ENDED OCT. 3, 1999
Revenues                                            $  377,950               $116,085             $  38,145        $  532,180
Income before income taxes                              72,554                 23,573                   229            96,356
Capital expenditures                                    49,455                 17,264                 4,251            70,970
YEAR-TO-DATE ENDED OCT. 1, 2000
Revenues                                            $1,175,696               $380,766              $108,183        $1,664,645
Income before income taxes                             210,627                 83,309                 6,120           300,056
Capital expenditures                                   142,787                 55,394                16,132           214,313
YEAR-TO-DATE ENDED OCT. 3, 1999
Revenues                                            $1,097,759               $338,169              $ 99,045        $1,534,973
Income before income taxes                             209,763                 63,473                   955           274,191
Capital expenditures                                   121,940                 51,719                11,361           185,020

A reconciliation of reportable segment income before income taxes to consolidated income before income taxes follows:


                                                                QUARTER            QUARTER          YEAR-TO-DATE       YEAR-TO-DATE
                                                                 ENDED              ENDED              ENDED               ENDED
                                                             OCT. 1, 2000       OCT. 3, 1999        OCT. 1, 2000       OCT. 3, 1999
                                                             ------------       ------------        ------------       ------------
                                                                                        (In thousands)

 Income before income taxes..............................       $105,793             $96,356          $300,056            $274,191
 Corporate charges.......................................        (28,007)            (24,646)          (83,704)            (70,974)
                                                                 -------             -------         ----------          ----------
   Consolidated income before income taxes...............      $  77,786             $71,710          $216,352            $203,217
                                                               =========             =======          ========            ========

Corporate charges include certain overhead costs and net interest expense.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The Company's diluted earnings per common share increased 17.1% to $.41 in the current quarter, and 15.2% to $1.14 in the year-to-date period. In the quarter, total revenues increased 8.5% to $578 million and systemwide sales increased 8.9% to $2.0 billion. Year-to-date, revenues increased 8.4% to $1.7 billion and systemwide sales increased 9.1% to $5.8 billion. Average same-store sales increased for Wendy's domestic stores, Hortons Canada and Hortons U.S. during the quarter.

RETAIL SALES

Retail sales for the third quarter 2000 increased $38.1 million, or 8.8%, to $468.4 million and increased $108.9 million, or 8.8%, to $1.3 billion for year-to-date 2000. Average restaurant sales increased 1.9% for the third quarter and 2.3% year-to-date in Wendy's domestic company restaurants. Average same-store sales in Wendy's domestic company restaurants increased 2.8% in the third quarter and 3.0% year-to-date. Average domestic Wendy's transaction counts were down .4% for the third quarter and up .3% year-to-date 2000. Domestic selling price increased 2.0% in the third quarter and 1.3% year-to-date 2000. Hortons warehouse sales (sales of dry goods to franchisees) for the third quarter increased 22.6%, or $13.0 million, to $70.7 million and 18.2%, or $30.7 million to $199.0 million year-to-date. This increase was primarily the result of the development of new stores by Hortons Canada and average same-store sales increases (in local currency) of 8.9% in the quarter and 9.2% year-to-date.

International Wendy's retail sales increased 3.6% to $32.8 million in the quarter and 13.4% to $92.6 million year-to-date. The increases in both periods reflect the conversion of Argentina to a company operated market mid-third quarter 1999 and additional company store development in Canada.

Average sales per domestic Wendy's restaurant for the quarter and year-to-date periods ended October 1, 2000 and October 3, 1999 were as follows:


                                                          THIRD QUARTER                                 YEAR-TO-DATE
                                                          -------------                                 ------------
                                                                                %                                            %
                                             2000              1999          INCREASE          2000         1999          INCREASE
                                             ----              ----          --------          ----         ----          --------
   Company........................         $339,750         $333,400           1.9          $989,300      $967,450          2.3
   Franchise........................        293,750          287,200           2.3           849,000       829,400          2.4
   Total Domestic..................         302,975          296,300           2.2           877,225       856,750          2.4

The number of systemwide restaurants open as of October 1, 2000 and October 3, 1999 was as follows:

                                                      2000                  1999
                                                      ----                  ----
   Company...............................             1,135                 1,080
   Franchise.............................             4,543                 4,351
                                                      -----                 -----
   Total Wendy's.........................             5,678                 5,431
                                                      =====                 =====
   Total Hortons.........................             1,895                 1,751
                                                      =====                 =====
   Total System..........................             7,573                 7,182
                                                      =====                 =====

COST OF SALES AND RESTAURANT OPERATING COSTS

The third quarter domestic Wendy's company operating margin was even with 1999 at 16.8% and decreased .1% from 16.8% for the year-to-date comparison. In the quarter, Wendy's domestic company restaurant cost of sales increased 8.7% to $199.8 million and increased 9.0% to $581.4 million for the year-to-date period. Wendy's domestic company restaurant cost of sales, as a percent of sales, was even with the prior year in the quarter and .4% higher year-to-date. There were higher labor costs in both periods and higher food costs in the year-to-date period. Beef prices increased 1.0% in the quarter and 7.5% year-to-date. Average labor rates increased 4.6% in the quarter and 5.2% year-to-date. These increases were partly offset by productivity enhancements in the restaurants.

In the quarter, Wendy's domestic company restaurant operating costs increased 8.3% to $85.8 million and increased 7.2% to $244.3 million for the year-to-date period. The significant increases in the quarter included salaries, utilities, insurance and rent. These increases were partly offset by a reduction in pension costs reflecting the current plan structure. Year-to-date, salaries, utilities and maintenance were higher, partly offset by reduced pension and bonus expense. Wendy's domestic company restaurant operating costs, as a percent of sales, were even with the prior year in the quarter and .3% lower year-to-date.

Hortons Canada warehouse cost of sales increased $10.0 million in the quarter and $23.3 million year-to-date, reflecting Hortons' additional development and higher average sales per restaurant. Warehouse cost of sales as a percent of warehouse sales also improved in the current year.

International Wendy's cost of sales increased 3.8% to $20.6 million in the quarter and 13.6% to $58.9 million in the year-to-date period. The increases in both periods reflect additional company store development in Canada and the increase in the year-to-date also includes the conversion of Argentina to a company market.

FRANCHISE REVENUES

Domestic Wendy's royalties, before reserve provisions, increased $2.9 million in the third quarter 2000 to $46.5 million. In the third quarter, an average of 159 more Wendy's domestic franchise restaurants were open and average sales of Wendy's domestic franchise restaurants increased 2.3% over 1999. Year-to-date, domestic royalties before reserves increased $7.9 million to $133.0 million in 2000. This reflected an average of 146 more franchise restaurants and an increase in average sales of Wendy's domestic franchise restaurants of 2.4%. Average same-store sales at Hortons Canadian restaurants increased 8.9% (in local currency) for the third quarter 2000 and 9.2% year-to-date resulting in increased royalty income of $1.4 million for the quarter and $4.8 million year-to-date. International royalties were $4.3 million and $12.1 million in the quarter and year-to-date, respectively. International royalties increased 11.1% in the quarter and increased 7.1% year-to-date. Franchise reserves of $801,000 and $1.1 million were provided year-to-date 2000 and 1999, respectively.

Asset gains in franchise revenues for the third quarter 2000 included $38,000 in pretax gains from franchising Wendy's restaurants, versus $700,000 in 1999, and $1.1 million in pretax gains realized from the sale of rental properties versus $1.9 million in 1999. Asset gains for year-to-date 2000 included $2.3 million in pretax gains from franchising Wendy's restaurants, versus $7.6 million in 1999, and $4.6 million in pretax gains realized from the sale of rental properties, versus $3.2 million in 1999. The prior year also included $1.7 million year-to-date in fee income related to refinancing notes receivable.

Rental income for the quarter increased $4.6 million to $38.1 million and increased $10.8 million year-to-date 2000 to $107.5 million. This was primarily a result of more Hortons Canadian franchise leased properties and the increased average sales at Hortons resulting in increased rental income of $5.7 million in the third quarter and $14.1 million year-to-date. Wendy's rental income decreased in the year-to-date period, reflecting the sale of rental properties throughout 1999 and 2000.

OPERATING COSTS

Operating costs for the third quarter 2000 increased $1.1 million to $21.0 million and increased $3.0 million to $60.3 million for the year-to-date. Both periods reflect the growth in the number of properties being leased and then subleased to franchisees by Hortons. In the quarter, Hortons Canada had an increase in rent expense and warehouse operating costs. This was partly offset by lower equipment costs for Hortons in the current quarter as fewer stores were franchised. In the year-to-date, Hortons also had higher rent and distribution costs compared to the prior year. This was partly offset by reduced rent expense in the International Wendy's as a result of Argentina being converted from a franchise market to a company operated market. Therefore, the International Wendy's rent expense is currently included in restaurant operating costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the third quarter 2000 were $53.0 million versus $48.4 million in 1999, or 9.2% and 9.1% of total revenues, respectively. Year-to-date 2000 general and administrative costs were $155.7 million and 9.4% of total revenues compared with $144.2 million and 9.4% of total revenues in 1999. The expense increase includes salaries and benefits and software maintenance costs to support the growth in profitability, partly offset by expenditures required in the prior year for year 2000 technology preparedness.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses for both the quarter and year-to-date periods increased over 1999 due to the implementation of the Company's new enterprise-wide information technology initiatives and additional store growth.

INTEREST, NET

Net interest increased $1.6 million to $3.8 million in the third quarter 2000 and increased $4.8 million to $11.7 million for the year-to-date comparison. This primarily reflects a decrease in interest income as cash was reduced by share repurchases and lower levels of notes receivable outstanding.

                              COMPREHENSIVE INCOME

Comprehensive income decreased $4.6 million in the quarter and $17.6 million year-to-date. This was due to unfavorable movement in the Canadian exchange rate (see Note 3).

                               FINANCIAL CONDITION

The Company's financial condition continues to be very strong at the end of the third quarter of 2000. The long-term debt to equity and debt-to-total capitalization ratios were 23% and 19%, respectively, at October 1, 2000. The Company has implemented a program to maximize return on assets over the long term by redeploying assets to opportunities that have higher potential returns. A total of 278 rental properties have been sold and a total of $143 million in notes receivable have been refinanced since 1998. The Company plans on continuing the strategy of improving return on assets. During the quarter, cash of $6.3 million was used to repurchase 333,800 common shares. A total of $491 million in cash has been used to purchase 21.9 million shares since 1998. Capital expenditures amounted to $214 million for 2000 compared with $185 million for 1999. The Company intends to continue to invest in technology initiatives to improve data gathering, communications and operating efficiency. The Company also intends to continue new store development and to make improvements to existing facilities. The Company continues to focus on effective capital allocation and improving returns.

                                     OUTLOOK

The Company continues to employ its strategic initiatives as outlined in the Financial Statements and Other Information furnished with the Company's 2000 Proxy Statement. These initiatives include growing same-store sales, improving store-level productivity to increase margins, disposing of underperforming restaurants, writing down underperforming and non-recoverable assets, accelerating restaurant development in North America and repurchasing common shares. The Company's long-term goal for EPS growth continues to be in the 12% to 15% range, excluding asset gains and unusual items.

The Company currently anticipates that more than 500 new Wendy's and Hortons restaurants could be opened systemwide (both company and franchise) during 2000, subject to the continued ability of the Company and its franchisees to complete permitting and meet other conditions and to comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. Year-to-date 2000, there have been 309 new restaurants opened.

While the majority of international business outside North America continues to be through franchising, last year the Company acquired the Wendy's restaurants in Argentina. Although international operations excluding Argentina are profitable, performance in the Argentine market continues to be weak, with a year-to-date pretax operating loss of $3.2 million. There are currently 18 company operated restaurants in Argentina. The Argentine market faces difficult economic and competitive conditions. The ability to improve results is dependent on increasing sales. The Company has implemented its Service Excellence program in the restaurants and initiated new marketing and pricing programs in an effort to increase customer traffic and reverse a trend of declining sales. The Company is conducting a review of its investment in Argentina and is evaluating a range of strategic alternatives. In the United States, Hortons is a new concept in the investment phase and not currently profitable.

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

In the third quarter 2000, the Company adopted Emerging Issues Task Force (EITF) 00-14, "Accounting for Certain Sales Incentives." This statement is effective for the fourth quarter of fiscal years beginning after December 15, 1999. EITF 00-14 requires that coupons and discounts be recorded as a reduction of revenue. This change reduces retail sales and company restaurant operating costs by equal amounts and therefore does not have an impact on net income. Prior quarters and years have been reclassified to reflect the adoption of EITF 00-14.


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

                           PART II: OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

(a)  Index to Exhibits on Page 16.

(b) The Company filed two Reports on Form 8-K during the third quarter 2000. The Form 8-K filed August 9, 2000 announced that Kerrii B. Anderson had been named as Executive Vice President and Chief Financial Officer of the Company. A copy of the press release issued August 9, 2000 was attached.

     The Form 8-K filed September 20, 2000 announced the promotions of three executives and the formation of a strategic planning team. A copy of the press release issued September 20, 2000 was attached.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    WENDY'S INTERNATIONAL, INC.
                                    ---------------------------
                                           (Registrant)


Date:   11/13/00                    /s/ KERRII B. ANDERSON
       ---------                    ------------------------------------
                                    Kerrii B. Anderson
                                    Executive Vice President and
                                    Chief Financial Officer

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