Form 10-K405
period 2000-12-31
WENDYS INTERNATIONAL INC
filed 2001-03-26
CIK 105668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000
                          -----------------

( ) TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission File Number: 1-8116

                           WENDY'S INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                  31-0785108
---------------------------------       -----------------------------------
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
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:
----------------------------------------------------------

            Title of each class                  Name of each exchange on which registered
---------------------------------------------   ------------------------------------------

     Common Shares, $.10 stated value                   New York, Boston, Chicago,
      (114,664,000 shares outstanding                    Pacific and Philadelphia
             at March 5, 2001)                                Stock Exchanges

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 5, 2001 was $2,327,470,000.

Documents incorporated by reference:
      Portions of the Annual Report to Shareholders set forth in the Financial Statements and Other Information furnished with the Definitive 2001 Proxy Statement dated March 6, 2001 are incorporated by reference into Parts I and II.
      Portions of the Definitive 2001 Proxy Statement dated March 6, 2001 are incorporated by reference into Part III.
Exhibit index on pages 15-17.

                                                                  [WENDY'S LOGO]

                                     Wendy's
                               International, Inc.
                                 2000 Form 10-K



                                                Wendy's International, Inc.
                                                4288 West Dublin Granville Rd.
                                                Dublin, Ohio 43017
                                                www.wendys.com

PART I

ITEM 1. BUSINESS


--------------------------------------------------------------------------------
THE COMPANY

                  Wendy's International, Inc. was incorporated in 1969 under the laws of the State of Ohio. Wendy's International, Inc. and its subsidiaries are collectively referred to herein as the "Company."

                  The Company is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants. At December 31, 2000, there were 5,792 Wendy's restaurants (Wendy's) in operation in the United States and in 26 other countries and territories. Of these restaurants, 1,153 were operated by the Company and 4,639 by the Company's franchisees.

                  Additionally, at December 31, 2000, the Company and its franchisees operated 1,980 Tim Hortons (Hortons) restaurants in Canada and the United States. Of these restaurants open at December 31, 2000, only 105 were company operated.


--------------------------------------------------------------------------------
OPERATIONS

                  Each Wendy's restaurant offers a relatively standard menu featuring hamburgers and filet of chicken breast sandwiches, which are prepared to order with the customer's choice of condiments. Wendy's menu also includes chicken nuggets, chili, baked and French fried potatoes, prepared salads, desserts, soft drinks and other non-alcoholic beverages and children's meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

                  Each Hortons unit offers coffee, cappuccino, fresh baked goods such as donuts, muffins, pies, croissants, tarts, cookies, cakes, bagels and in some units sandwiches, soups and fresh-baked breads.

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

                  Generally, the Company does not sell food or supplies to its Wendy's franchisees. However, the Company has arranged for volume purchases of many of these products. Under the purchasing arrangements, independent distributors purchase certain products directly from approved suppliers and then store and sell them to local company and franchised restaurants. These programs help assure availability of products and provide quantity discounts, quality control and efficient distribution. These advantages are available both to the Company and to any franchisee who chooses to participate in the distribution program.

                  Under the Hortons Canada franchise arrangements, the franchisee is required to purchase certain products such as coffee, sugar, flour and shortening from a Hortons' subsidiary. These products are distributed from six warehouses located across Canada. Products are delivered to Hortons Canada restaurants primarily by Hortons' fleet of trucks and trailers. Both company and franchise stores of Hortons U.S. purchase products from a supplier that has been approved by the Company.

                  The New Bakery Co. of Ohio, Inc., (Bakery) a wholly-owned subsidiary of the Company, is a producer of buns for Wendy's restaurants. At December 31, 2000, the Bakery supplied 623 restaurants operated by the Company and 2,043 restaurants operated by franchisees. At the present time, the Bakery does not manufacture or sell any other products.

                  See Notes 6 and 13 on pages AA-17, AA-18, AA-21 and AA-22 of the Financial Statements and Other Information furnished with the Company's 2001 Proxy Statement, which Notes are incorporated herein by reference, for further information regarding revenues, income before income taxes and total assets attributable to the Company's segments.


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

--------------------------------------------------------------------------------
TRADEMARKS AND SERVICE MARKS OF THE COMPANY

                  The Company has registered certain trademarks and service marks in the United States Patent and Trademark office and in international jurisdictions, some of which include "Wendy's", "Wendy", "Old Fashioned Hamburgers", "Quality Is Our Recipe", "Tim Hortons", "TimBits" and "Your Friend Along the Way". The Company believes that these and other related marks are of material importance to the Company's business. Domestic trademarks and service marks expire at various times from 2001 to 2013, while international trademarks and service marks have various durations of five to 20 years. The Company generally intends to renew trademarks and service marks which expire.

                  The Company entered into an Assignment of Rights Agreement with R. David Thomas and his wife dated as of November 5, 2000 (the "Assignment"). The Company has used Mr. Thomas, Senior Chairman of the Board and Founder, as a spokesperson and focal point for its products and services for many years, and with the efforts and attributes of Mr. Thomas has, through its extensive investment in the advertising and promotional use of Mr. Thomas' name, likeness, image, voice, caricature, endorsement rights and photographs (the "Thomas Persona"), made the Thomas Persona well known in the U.S. and throughout North America and a valuable asset for both the Company and Mr. Thomas. The elements comprising the Thomas Persona, taken together, comprise property rights, transferrable at death and otherwise. Under the terms of the Assignment the Company acquired the entire right, title, interest and ownership in and to the Thomas Persona, including the sole and exclusive right to commercially use the Thomas Persona.


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

                  See Notes 8 and 9 on page AA-20 of the Financial Statements and Other Information furnished with the Company's 2001 Proxy Statement, which Notes are incorporated herein by reference, for further information regarding acquisitions and dispositions.


--------------------------------------------------------------------------------
INTERNATIONAL OPERATIONS

                  Markets in Canada are currently being developed for both company owned and franchised restaurants. The Company has granted development rights for the countries and territories listed under Item 2 on page 7 of this Form 10-K.


--------------------------------------------------------------------------------
FRANCHISED WENDY'S RESTAURANTS

                  As of December 31, 2000, the Company's franchisees operated 4,639 Wendy's restaurants in 50 states, the District of Columbia and 26 other countries and territories.

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

                  Both the Restaurant Franchise Agreement and the Wendy's Unit Franchise Agreement require that the franchisee pay a royalty of 4% of gross sales, as defined in the applicable agreement, from the operation of the restaurant. Both Agreements also typically require that the franchisee pay the Company a technical assistance fee. In the United States, the technical assistance fee required under newly executed Wendy's Unit Franchise Agreements is currently $25,000 for each restaurant.

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

                  Wendy's currently offers to qualified franchisees, pursuant to its Franchise Real Estate Development program, the option of having Wendy's locate and secure real estate for new store development. Wendy's obtains all licenses and permits necessary to construct and operate the restaurant, with the franchisee having the option of building the restaurant or having Wendy's construct it. The franchisee pays Wendy's a fee for this service and reimburses Wendy's for all out-of-pocket costs and expenses Wendy's incurs in locating, securing, and/or constructing the new store.

                  The rights and franchises currently offered for international development are contained in the Franchise Agreement and Services Agreement (the Agreements) which are issued upon approval of a restaurant site. The Agreements are for an initial term of 10 years or the term of the lease for the restaurant site, whichever is shorter. The Agreements license the franchisee to use the Company's trademarks and know-how in the operation of the restaurant. Upon execution of the Agreements, the franchisee is required to pay a technical assistance fee. Generally, the technical assistance fee is $30,000 for each restaurant. Currently, the franchisee is required to pay monthly fees, usually 4%, based on the monthly gross sales of the restaurant, as defined in the Agreements.

                  See Schedule II on page 14 of this Form 10-K, and Management's Review and Outlook on pages AA-1 through AA-7 and Note 10 on page AA-20 of the Financial Statements and Other Information furnished with the Company's 2001 Proxy Statement (Management's Review and Outlook and Note 10 are incorporated herein by reference) for further information regarding reserves, commitments and contingencies involving franchisees.


--------------------------------------------------------------------------------
FRANCHISED HORTONS UNITS

                  Hortons franchisees operate under several types of license agreements. The typical term of a license agreement for a standard type of unit is 10 years plus aggregate renewal period(s) of approximately 10 years.

                  In Canada, for franchisees who lease land and/or buildings from Hortons, the license agreement generally requires between 3% and 4.5% of weekly gross sales of the restaurant, as defined in the license agreement, for royalties plus a monthly rental which is the greater of a base monthly rental payment or a percentage (usually 10%) rental payment based on monthly gross sales, as defined in the license agreement. Where the franchisee either owns the premises or leases it from a third party, the royalty required is increased by 1.5%. In the United States, for franchisees who lease land and/or buildings from Hortons, the license agreement generally requires 4.5% of weekly gross sales of the restaurant, as defined in the license agreement, for royalties plus a monthly rental which is the greater of a base monthly rental payment or a percentage (usually 8.5%) rental payment based on monthly gross sales, as defined in the license agreement.

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


--------------------------------------------------------------------------------
ADVERTISING AND PROMOTIONS

                  Products sold by Wendy's restaurants are advertised through television, radio, newspapers and a variety of promotional campaigns. The Company attempts to keep franchisees informed of current advertising techniques and effective promotions. The Company's advertising materials are also made available to the franchisees. Both the Restaurant Franchise Agreement and the Wendy's Unit Franchise Agreement provide that franchisees will spend 4% of their gross sales, as defined in the applicable agreement, for advertising and promotions. The Restaurant Franchise Agreement specifies 2% is to be spent on local and regional advertising (including in many cases cooperative advertising) and 2% is the required contribution to The Wendy's National Advertising Program, Inc. (WNAP). Under the Restaurant Franchise Agreement, the Company has the ability to increase the required local and regional expenditures to 3%, for a total of 5% for advertising and promotions, subject to certain conditions.

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

                  Since 1993, a systemwide vote has been taken on a proposal to increase national advertising for the following calendar year(s). This voluntary program reallocates the 4% required minimum advertising expenditures such that 2.5% goes toward national advertising and 1.5% toward local and regional advertising. The 1999 systemwide vote approved reallocation through the end of fiscal year 2001. For the period from September 1, 1998 through February 28, 1999, the national advertising contribution rate was temporarily reduced to 1.75%. In 2001, a systemwide vote was taken to increase the national advertising contribution rate to 3% for fiscal years ended 2002 and 2003 and reduce the local and regional advertising rate to 1%. In 2004, these minimum requirements will revert back to 2% for national and 2% for local and regional advertising unless a new systemwide vote in 2003 approves reallocation for 2004.

                  In 2000, 1999 and 1998, approximately $152 million, $144 million and $126 million, respectively, was spent on advertising, promotions and related expenses by WNAP. WNAP is a not-for-profit corporation which was established to collect and administer the funds contributed by the Company and all domestic franchisees. WNAP's Trustees are comprised of representatives of both the Company and its franchisees.

                  Products sold by Wendy's Canada franchise and corporate restaurants are advertised through television, radio and a variety of promotional campaigns. Wendy's Canadian Advertising Program Inc. (WCAP) provides Wendy's Canada corporate and franchise restaurants (excluding Quebec, where all advertising is done locally) with in-store advertising and promotional materials. WCAP currently collects approximately 2.75% of monthly gross sales, as defined in the franchise agreement, from Wendy's Canada franchise and corporate restaurants (excluding Quebec) as contributions to this fund. During 2000, 1999 and 1998, approximately $8.8 million, $8.1 million and $7.4 million, respectively, was spent by WCAP.

                  Products sold by Hortons restaurants are advertised through television, radio, newspapers and a variety of promotional campaigns. Hortons provides franchisees with in store advertising and promotional materials. Tim Hortons Canada currently collects 4% of monthly gross sales, as defined in the franchise agreement, from franchisees as a contribution to the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (Ad Fund). For the 2001 calendar year, the contribution percentage was voluntarily and temporarily reduced to 3.75% pursuant to a decision made by the franchisees. Tim Hortons U.S. collects 4% of monthly gross sales, as defined in the franchise agreement, from franchisees as a contribution to The Tim's National Advertising Program (TNAP). During 2000, 1999 and 1998, approximately $49 million, $40 million and $33 million, respectively, was spent by the Ad Fund and approximately $4.5 million, $4 million and $3 million, respectively, was spent by TNAP.

                  Products sold by Wendy's international restaurants outside of Canada are advertised through various media including television, radio, newspaper and a variety of promotional campaigns. Most international franchisees are required by their franchise agreement to spend at least 4% of the gross sales of their restaurants, as defined in the franchise agreement, on advertising and marketing. The Company assists its international franchisees in preparing and executing marketing plans and endeavors to keep its international franchisees informed of current advertising techniques and effective promotions.

                  See Note 12 on page AA-21 of the Financial Statements and Other Information furnished with the Company's 2001 Proxy Statement, which Note is incorporated herein by reference, for further information regarding advertising.


--------------------------------------------------------------------------------
PERSONNEL

                  As of December 31, 2000, the Company employed approximately 44,000 people, of whom approximately 41,000 were employed in company operated restaurants. The total number of full-time employees at that date was approximately 7,700. The Company believes that its employee relations are satisfactory.


--------------------------------------------------------------------------------
ITEM 2. PROPERTIES

                  Wendy's uses outside contractors in the construction of its restaurants. The restaurants are built to Company specifications as to exterior style and interior decor. The majority are free-standing, one-story brick buildings, substantially uniform in design and appearance, constructed on sites of approximately 40,000 square feet, with parking for approximately 45 cars. Some restaurants, located in downtown areas or shopping malls, are of a store-front type and vary according to available locations but generally retain the standard sign and interior decor. The typical new free-standing restaurant contains about 2,910 square feet and has a food preparation area, a dining room capacity for 94 persons and a double pick-up window for drive-through service. The restaurants are generally located in urban or heavily populated suburban areas, and their success depends upon serving a large number of customers. Wendy's also operates restaurants in special site locations such as travel centers, gas station/convenience stores, military bases, arenas, malls, hospitals, airports and college campuses.

                  Hortons uses outside contractors in the construction of its restaurants. The restaurants are built to Company specifications as to exterior style and interior decor. The standard Hortons restaurant currently being built consists of a free-standing producing unit ranging from 2,500 to 3,030 square feet. Each of these includes a bakery capable of supplying fresh baked goods every 12 hours to several satellite Hortons within a defined area. In addition, Hortons has restaurants ranging from 550 to 2,250 square feet without bakery facilities, 550 to 800 square feet drive-through-only units, kiosks, full-service carts and mobile carts which are typically located in high traffic areas.

                  There are also Wendy's and Hortons concepts combined in one free-standing unit which averages about 5,200 square feet. This unit shares a common dining room seating 104 persons. Each unit has separate food preparation and storage areas and most have separate pick-up windows for each concept.

                  The Company remodels its restaurants on a periodic basis to maintain a fresh image, providing convenience for its customers and increasing the overall efficiency of restaurant operations.

                  At December 31, 2000, the Company and its franchisees operated 5,792 Wendy's restaurants in the locations listed under Item 2 on page 7 of this Form 10-K. Of the 1,153 company operated Wendy's restaurants, the Company owned the land and building for 512 restaurants, owned the building and held long-term land leases for 387 restaurants and held leases covering land and building for 254 restaurants. The Company's land and building leases are written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 1% to 10%) of annual sales in excess of specified amounts. Some of the real estate owned by the Company is subject to mortgages which mature over various terms. The Company also owned land and buildings for, or leased, 497 Wendy's restaurant locations which were leased or subleased to franchisees. Surplus land and buildings are generally held for sale.

                  At December 31, 2000, there were 1,980 Hortons units, of which all but 105 were franchise operated. Of the 1,875 franchised units, 359 were owned by Hortons and leased to franchisees, 1,076 were leased by Hortons and in turn subleased to a franchisee, with the remainder either owned or leased directly by the franchisee.

                                                 DOMESTIC WENDY'S                  DOMESTIC TIM HORTONS
                                                 ----------------                  --------------------
       STATE                                  COMPANY         FRANCHISE        COMPANY              FRANCHISE
      Alabama                                     -                97              -                    -
      Alaska                                      -                10              -                    -
      Arizona                                    33                41              -                    -
     Arkansas                                     -                54              -                    -
    California                                   14               193              -                    -
     Colorado                                    35                69              -                    -
    Connecticut                                   1                32              -                    -
     Delaware                                     -                18              -                    -
      Florida                                   105               293              -                    -
      Georgia                                    39               206              -                    -
       Idaho                                      -                21              -                    -
     Illinois                                    87               106              -                    -
      Indiana                                     3               163              -                    -
       Iowa                                       -                38              -                    -
      Kansas                                     16                49              -                    -
     Kentucky                                     2               116              1                    -
     Louisiana                                   54                51              -                    -
       Maine                                      2                14              3                    2
     Maryland                                     -               112              -                    -
   Massachusetts                                 48                24              -                    -
     Michigan                                    33               195             23                   22
     Minnesota                                   25                21              -                    -
    Mississippi                                   1                72              -                    -
     Missouri                                    18                62              -                    -
      Montana                                     -                15              -                    -
     Nebraska                                     -                32              -                    -
      Nevada                                      -                46              -                    -
   New Hampshire                                  2                20              -                    -
    New Jersey                                   15               104              -                    -
    New Mexico                                    -                32              -                    -
     New York                                    59               146              -                   22
  North Carolina                                 30               175              -                    -
   North Dakota                                   -                 8              -                    -
       Ohio                                     113               304             30                   15
     Oklahoma                                     -                41              -                    -
      Oregon                                     15                40              -                    -
   Pennsylvania                                  80               162              -                    -
   Rhode Island                                   5                11              -                    -
  South Carolina                                  -               105              -                    -
   South Dakota                                   -                 9              -                    -
     Tennessee                                    -               171              -                    -
       Texas                                     72               256              -                    -
       Utah                                      41                17              -                    -
      Vermont                                     -                 3              -                    -
     Virginia                                    41               139              -                    -
    Washington                                   26                38              -                    -
   West Virginia                                 19                48              1                    1
     Wisconsin                                    -                63              -                    -
      Wyoming                                     -                13              -                    -
District of Columbia                              -                 6              -                    -
                                           --------          --------            ---                  ---
                                              1,034             4,061             58                   62
                                           --------          --------            ---                  ---



                                             INTERNATIONAL WENDY'S               INTERNATIONAL TIM HORTONS
                                             ---------------------               -------------------------
 COUNTRY/TERRITORY                       COMPANY              FRANCHISE        COMPANY              FRANCHISE
       Aruba                                  -                     3              -                     -
      Bahamas                                 -                     5              -                     -
      Canada                                114                   210             47                 1,813
  Cayman Islands                              -                     1              -                     -
     Colombia                                 -                     3              -                     -
      Curacao                                 -                     2              -                     -
Dominican Republic                            -                     6              -                     -
    El Salvador                               -                     7              -                     -
      Greece                                  -                     9              -                     -
       Guam                                   4                     -              -                     -
     Guatemala                                -                     7              -                     -
      Hawaii                                  1                     4              -                     -
     Honduras                                 -                    16              -                     -
      Hungary                                 -                     3              -                     -
      Iceland                                 -                     1              -                     -
     Indonesia                                -                    27              -                     -
      Jamaica                                 -                     2              -                     -
       Japan                                  -                   100              -                     -
      Mexico                                  -                     9              -                     -
    New Zealand                               -                    12              -                     -
      Panama                                  -                     2              -                     -
    Philippines                               -                    49              -                     -
    Puerto Rico                               -                    35              -                     -
   Saudi Arabia                               -                    13              -                     -
  United Kingdom                              -                     3              -                     -
     Venezuela                                -                    47              -                     -
  Virgin Islands                              -                     2              -                     -
                                           ----                   ---           ----                 -----
                                            119                   578             47                 1,813
                                           ----                   ---           ----                 -----

--------------------------------------------------------------------------------
ITEM 3. LEGAL PROCEEDINGS

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

                  This information is incorporated herein by reference from page AA-26 of the Financial Statements and Other Information furnished with the Company's 2001 Proxy Statement.

--------------------------------------------------------------------------------
ITEM 6. SELECTED FINANCIAL DATA

                  This information is incorporated herein by reference from page AA-26 of the Financial Statements and Other Information furnished with the Company's 2001 Proxy Statement.

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Management's Review and Outlook on pages AA-1 through AA-7 of the Financial Statements and Other Information furnished with the Company's 2001 Proxy Statement is incorporated herein by reference.

--------------------------------------------------------------------------------
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  This information is incorporated herein by reference from page AA-5 of the Management's Review and Outlook in the Financial Statements and Other Information furnished with the Company's 2001 Proxy Statement.

--------------------------------------------------------------------------------
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Consolidated Financial Statements of the Company at December 31, 2000 and January 2, 2000, and for each of the three fiscal years in the periods ended December 31, 2000, January 2, 2000 and January 3, 1999, and the Report of Independent Accountants on these Consolidated Financial Statements are incorporated herein by reference from pages AA-8 through AA-24 of the Financial Statements and Other Information furnished with the Company's 2001 Proxy Statement.

                  The Report of Independent Accountants on the Company's Consolidated Financial Statement Schedule is included on page 13 of this report.

--------------------------------------------------------------------------------
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III


--------------------------------------------------------------------------------
ITEMS 10, 11, 12, AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


EXECUTIVE OFFICERS OF THE REGISTRANT

       NAME                      AGE                     POSITION WITH COMPANY                                   OFFICER SINCE

       R. David Thomas           68          Senior Chairman of the Board and Founder, Director                       1969

       John T. Schuessler        50          Chief Executive Officer and President, Director                          1983

       Kerrii B. Anderson        43          Executive Vice President and Chief Financial Officer, Director           2000

       Thomas J. Mueller         49          President and Chief Operating Officer - Wendy's North America            1998

       Donald F. Calhoon         49          Executive Vice President                                                 1984

       Kathie T. Chesnut         49          Executive Vice President                                                 1990

       George Condos             47          Executive Vice President                                                 1982

       Kathleen A. McGinnis      49          Executive Vice President                                                 1989

       Ronald E. Musick          60          Executive Vice President, Director                                       1986

       Edward L. Austin          43          Senior Vice President                                                    1990

       John F. Brownley          58          Senior Vice President and Treasurer                                      1981

       Edward K. Choe            41          Senior Vice President                                                    1998

       Joyce L. Eufemi           54          Senior Vice President                                                    1993

       Stephen D. Farrar         50          Senior Vice President                                                    1984

       Brion G. Grube            49          Senior Vice President                                                    1990

       Lawrence A. Laudick       53          Senior Vice President, General Controller and Assistant Secretary        1976

       Leon M. McCorkle, Jr.     60          Senior Vice President, General Counsel and Secretary                     1998

       Jack C. Whiting           51          Senior Vice President                                                    1987

                  No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer, except in the event of a change in control of the Company, as provided in the Company's Key Executive Agreements. The executive officers of the Company are appointed by the Board of Directors.

                  Except as set forth below, each of the above individuals has held the same principal occupation with the Company for at least the last five years.

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

                  Mrs. Anderson joined the Company in 2000 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mrs. Anderson had held the titles of Senior Vice President and Chief Financial Officer of M/I Schottenstein Homes, Inc. since 1987. She was also Secretary of M/I Schottenstein Homes, Inc. from 1987 to 1994 and Assistant Secretary from 1994 until she joined the Company.

                  Mr. Mueller joined the Company in 1998 as Senior Vice President, Special Projects, and in 1999 he was named Senior Vice President for the Northeast Region. In 2000, Mr. Mueller was named President and Chief Operating Officer - Wendy's North America. Prior to joining the Company, Mr. Mueller was with Burger King from 1973 to 1997, where his most recent position was Senior Vice President, North American Operations.

                  Mr. Calhoon joined the Company in 1978 and held various positions with the Company until being named Vice President, Field Marketing in 1984. In 1989 he was promoted to Vice President, Corporate Marketing and in 1995 was named Senior Vice President, Corporate Marketing. In 2000, Mr. Calhoon was named Executive Vice President, Corporate Marketing.

                  Mrs. Chesnut joined the Company in 1990 as Vice President, Special Projects. In 1991, Mrs. Chesnut was named Vice President, Research and Development and in 1994, she was promoted to Senior Vice President, Research and Development, Quality Assurance and Purchasing. In 2000, Mrs. Chesnut was promoted to Executive Vice President, Research and Development, Quality Assurance and Supply Chain Management. Prior to joining the Company, she was with Showbiz Pizza Time, Inc. as Director of Research and Development.

                  Mrs. McGinnis joined the Company in 1989 as Senior Vice President - Human Resources and Training. In 2000, Mrs. McGinnis was named Executive Vice President - Human Resources and Training.

                  Mr. Austin joined the Company in 1976. Before being named Senior Vice President of the Southeast Region in 1996, Mr. Austin had held the position of Division Vice President for the New Orleans Division since 1994 and for the Los Angeles Division since 1990.

                  Mr. Choe joined the Company in 1996 and was promoted to Division Vice President for the Northeast Region in 1998. In 2000 Mr. Choe was named Senior Vice President of the Northeast Region. Prior to joining the Company, Mr. Choe had 13 years of experience with one of the Company's franchisees, Wenco Food Systems, where his most recent position was Chief Operating Officer.

                  Mr. Grube joined the Company in 1990 as Division Vice President and was promoted to Senior Vice President - Canada in 1993. In January 2001, Mr. Grube was promoted to Senior Vice President - International Wendy's. Before joining the Company, Mr. Grube was with Imperial Savings Association from 1988 to 1990. Prior to that time, Mr. Grube spent 12 years with Pizza Hut, Inc.

                  Mr. Laudick joined the Company in 1976 as Assistant Controller. He was named Controller in 1977, General Controller in 1981, Vice President and General Controller in 1983 and Senior Vice President and General Controller in 1997. Mr. Laudick has also served as Assistant Secretary since 1976.

                  Mr. McCorkle joined the Company in 1998 as Senior Vice President and General Counsel. He was also named Secretary of the Company in 2000. Prior to joining the Company, he was a senior partner of Vorys, Sater, Seymour and Pease LLP.

                  The information required by these Items, other than the information set forth above, is omitted and incorporated herein by reference from the Company's 2001 Proxy Statement dated March 6, 2001. However, no information set forth in the 2001 Proxy Statement regarding the Audit Committee Report (pages 7-8), the Report of the Compensation Committee on Executive Compensation (pages 11-14) or the performance graph (page 15) shall be deemed incorporated by reference into this Form 10-K.

PART IV


--------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a) (1) and (2) - The following Consolidated Financial
                      Statements of Wendy's International, Inc. and Subsidiaries, included in the Financial Statements and Other Information furnished with the Company's 2001 Proxy Statement on pages AA-8 to AA-24 and incorporated by reference in Item 8, are filed as part of this Annual Report on Form 10-K.

                           Consolidated Statements of Income - Years ended December 31, 2000, January 2, 2000 and January 3, 1999.

                           Consolidated Balance Sheets - December 31, 2000 and January 2, 2000.

                           Consolidated Statements of Cash Flows - Years ended December 31, 2000, January 2, 2000 and January 3, 1999.

                           Consolidated Statements of Shareholders' Equity - Years ended December 31, 2000, January 2, 2000 and January 3, 1999.

                           Consolidated Statements of Comprehensive Income - Years ended December 31, 2000, January 2, 2000 and January 3, 1999.

                           Notes to the Consolidated Financial Statements.

                           Report of Independent Accountants.

                      (3)  Listing of Exhibits - See Index to Exhibits.

                           The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

                           Sample Restated Key Executive Agreement between the Company and Messrs. Brownley, Calhoon, Condos, Grube, Laudick, McCorkle, Mueller, Musick, Rath, Schuessler, Thomas, Mrs. Anderson, Mrs. Chesnut and Mrs. McGinnis.

                           Sample Key Executive Agreement between the Company, The TDL Group Ltd. and Mr. House.

                           Assignment of Rights Agreement between the Company and Mr. Thomas.

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

                           Description of Earnings Maximization Plan.

                           Description of Management Incentive Plan.

                           Supplemental Executive Retirement Plan, as amended.

                           1978 Non-Qualified Stock Option Plan, as amended.

                           1982 Stock Option Plan, as amended.

                           1984 Stock Option Plan, as amended.

                           1987 Stock Option Plan, as amended.

                           1990 Stock Option Plan, as amended.


                  (b) No report on Form 8-K was filed during the quarter ended December 31, 2000.

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

                                           Wendy's International, Inc.

                                   By   /s/ KERRII B. ANDERSON          3/26/01
                                   ---------------------------------------------
                                       Kerrii B. Anderson
                                       Executive Vice President
                                       and Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ R. DAVID THOMAS*                3/26/01          /s/ RONALD V. JOYCE*            3/26/01
--------------------------------------------        -----------------------------------------
R. David Thomas,                                     Ronald V. Joyce, Director
Senior Chairman of the Board and
Founder, Director

/s/ JOHN T. SCHUESSLER*             3/26/01          /s/ KERRII B. ANDERSON          3/26/01
--------------------------------------------        -----------------------------------------
John T. Schuessler, Chief Executive Officer          Kerrii B. Anderson, Executive Vice President
and President, Director                              and Chief Financial Officer, Director

/s/ RONALD E. MUSICK*               3/26/01          /s/ PAUL D. HOUSE*              3/26/01
--------------------------------------------        -----------------------------------------
Ronald E. Musick, Executive Vice                     Paul D. House, Director
President, Director

/s/ LAWRENCE A. LAUDICK*            3/26/01          /s/ ERNEST S. HAYECK*           3/26/01
--------------------------------------------        -----------------------------------------
Lawrence A. Laudick, Senior Vice                     Ernest S. Hayeck, Director
President, General Controller
and Assistant Secretary

/s/ JANET HILL*                     3/26/01          /s/ THOMAS F. KELLER*           3/26/01
--------------------------------------------        -----------------------------------------
Janet Hill, Director                                 Thomas F. Keller, Director

/s/ WILLIAM E. KIRWAN*              3/26/01          /s/ TRUE H. KNOWLES*            3/26/01
--------------------------------------------        -----------------------------------------
William E. Kirwan, Director                          True H. Knowles, Director

/s/ DAVID P. LAUER*                 3/26/01          /s/ ANDREW G. McCAUGHEY*        3/26/01
--------------------------------------------        -----------------------------------------
David P. Lauer, Director                             Andrew G. McCaughey, Director

                                                     /s/ THEKLA R. SHACKELFORD*      3/26/01
--------------------------------------------        -----------------------------------------
James V. Pickett, Director                           Thekla R. Shackelford, Director


                                                    *By /s/ KERRII B. ANDERSON        3/26/01
                                                    -----------------------------------------
                                                        Kerrii B. Anderson,
                                                        Attorney-in-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS


--------------------------------------------------------------------------------
TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF WENDY'S INTERNATIONAL, INC.

                  Our audits of the consolidated financial statements referred to in our report dated February 9, 2001, appearing on page AA-24 of the Financial Statements and Other Information furnished with the 2001 Proxy Statement of Wendy's International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(d) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                  Columbus, Ohio                  /s/ PricewaterhouseCoopers LLP
                  February 9, 2001


--------------------------------------------------------------------------------
CONSENT OF INDEPENDENT ACCOUNTANTS

                  We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 2-67253, 2-98696, 33-18177, 2-82823, 33-36602, 33-36603, 333-9261,
                  333-32675, 33-57913, 333-60031, 333-60033, 333-83973 and
                  333-42478) of Wendy's International, Inc. of our reports dated February 9, 2001, on our audits of the consolidated financial statements and financial statement schedule of Wendy's International, Inc. and Subsidiaries as of December 31, 2000 and January 2, 2000 and for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, which appear or are incorporated by reference in this Annual Report on Form 10-K.

                  Columbus, Ohio                  /s/ PricewaterhouseCoopers LLP
                  March 26, 2001
                                                  PricewaterhouseCoopers LLP

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

                                               BALANCE AT      CHARGED (CREDITED)                               BALANCE AT
                                               BEGINNING           TO COSTS &            ADDITIONS                END OF
        CLASSIFICATION                          OF YEAR             EXPENSES          (DEDUCTIONS) (a)             YEAR

Fiscal year ended December 31, 2000:
   Reserve for royalty receivables              $  1,663            $    380             $   (426)               $  1,617

   Reserve for possible franchise-
      related losses & contingencies               6,012               1,106                 (438)                  6,680
                                                --------            --------             --------                --------

                                                $  7,675            $  1,486             $   (864)               $  8,297
                                                --------            --------             --------                --------

Fiscal year ended January 2, 2000:
   Reserve for royalty receivables              $  2,998            $   (275)            $ (1,060)               $  1,663

   Reserve for possible franchise-
      related losses & contingencies              17,282               2,371              (13,641)(b)               6,012
                                                --------            --------             --------                --------

                                                $ 20,280            $  2,096             $(14,701)               $  7,675
                                                --------            --------             --------                --------

Fiscal year ended January 3, 1999:
   Reserve for royalty receivables              $  1,962            $  1,237             $   (201)               $  2,998

   Reserve for possible franchise-
      related losses & contingencies               5,883              12,012                 (613)                 17,282
                                                --------            --------             --------                --------

                                                $  7,845            $ 13,249             $   (814)               $ 20,280
                                                --------            --------             --------                --------


(a) Primarily represents reserves written off or reversed due to the resolution of certain franchise situations.

(b) The decline in the reserves during 1999 substantially all relates to the franchisee settlement in Argentina (see Note 2 to the Consolidated Financial Statements).

Year-end balances are reflected in the Consolidated Balance Sheet as follows:

                                                    DECEMBER 31,        JANUARY 2,          JANUARY 3,
                                                        2000              2000                1999
                                                        ----              ----                ----
Deducted from accounts receivable                     $ 5,544            $ 5,362            $ 7,816
Deducted from notes receivable - current                  114                467                596
Deducted from notes receivable - long-term              2,639              1,846             11,350
Included in accrued expenses - other                                                            518
                                                      -------            -------            -------
                                                      $ 8,297            $ 7,675            $20,280
                                                      -------            -------            -------

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

     (b)             Amendment to the Share Purchase                       Incorporated herein by reference to Exhibit 2.2
                     Agreement, dated as of December 28,                   to Ronald V. Joyce's Schedule 13D, dated
                     1995, by and among Wendy's International,             January 5, 1996.
                     Inc., 1149658 Ontario Inc., 1052106
                     Ontario Limited and Ronald V. Joyce

     (c)             Agreement between Ronald V. Joyce,                    Incorporated herein by reference from Exhibit 2
                     WENTIM, LTD., Wendy's International, Inc.             of Form 10-Q for the quarter ended October 4,
                     and the Irrevocable Trust for the Benefit of          1998.
                     Ronald V. Joyce, dated as of September 16, 1998

     (d)             Amendment to Share Purchase Agreement,                Incorporated herein by reference from Exhibit
                     dated as of February 25, 1999, by and among           2(d) of Form 10-K for the year ended January 3,
                     Wendy's International, Inc., WENTIM, LTD.             1999.
                     and Ronald V. Joyce

     (e)             Share Exchange Agreement, dated as of                 Incorporated herein by reference to Exhibit 2.3
                     December 29, 1995, by and among                       to Ronald V. Joyce's Schedule 13D, dated
                     Wendy's International, Inc., 1149658 Ontario          January 5, 1996.
                     Inc., and Ronald V. Joyce

     (f)             Amending Agreement No. 2 to the Share                 Incorporated herein by reference from Exhibit
                     Exchange Agreement, dated as of February 25,          2(f) of Form 10-K for the year ended January 3,
                     1999, by and among Wendy's International,             1999.
                     Inc., WENTIM, LTD. and Ronald V. Joyce

     (g)             Provisions attaching to Exchangeable                  Incorporated herein by reference to Exhibit 2.4
                     Shares                                                to Ronald V. Joyce's Schedule 13D, dated
                                                                           January 5, 1996.

     (h)             Support Agreement, dated as of                        Incorporated herein by reference to Exhibit 2.5
                     December 29, 1995, by and among Wendy's               to Ronald V. Joyce's Schedule 13D, dated
                     International, Inc., 1149658 Ontario Inc.,            January 5, 1996.
                     and Ronald V. Joyce

     (i)             Irrevocable Trust Agreement for the Benefit           Incorporated herein by reference to Exhibit 2.6
                     of Ronald V. Joyce, dated as of December 29,          to Ronald V. Joyce's Schedule 13D, dated
                     1995, between Dana Klein and The                      January 5, 1996.
                     Huntington Trust Company, N.A.

     (j)             Subscription Agreement, dated as of                   Incorporated herein by reference to Exhibit 2.7
                     December 29, 1995, by and between                     to Ronald V. Joyce's Schedule 13D, dated
                     the Irrevocable Trust for the Benefit                 January 5, 1996.
                     of Ronald V. Joyce and Wendy's
                     International, Inc.

     (k)             Amending Agreement No. 2 to the                       Incorporated herein by reference from Exhibit
                     Subscription Agreement, dated as of                   2(k) of Form 10-K for the year ended January 3,
                     February 25, 1999, by and between the                 1999.
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
                     V. Joyce and Ronald V. Joyce

     (m)             Amending Agreement No. 2 to the Guaranty              Incorporated herein by reference from Exhibit
                     Agreement, dated as of February 25, 1999, by          2(m) of Form 10-K for the year ended January 3,
                     and between the Irrevocable Trust for the             1999.
                     Benefit of Ronald V. Joyce and Ronald V. Joyce

     (n)             Registration Rights Agreement, dated as of            Incorporated herein by reference to Exhibit 2.10
                     December 29, 1995, by and between Wendy's             to Ronald V. Joyce's Schedule 13D, dated
                     International, Inc. and Ronald V. Joyce               January 5, 1996.

     (o)             Amending Agreement No. 1 to the Registration          Incorporated herein by reference from Exhibit
                     Rights Agreement, dated as of February 25,            2(o) of Form 10-K for the year ended January 3,
                     1999, by and between Wendy's International,           1999.
                     Inc. and Ronald V. Joyce

    3(a)             Articles of Incorporation, as amended to              Incorporated herein by reference from Exhibit
                     date                                                  3(a) of Form 10-K for the year ended January 3
                                                                           1999.

     (b)             New Regulations, as amended                           Incorporated herein by reference from
                                                                           Exhibit 3 of Form 10-Q for the quarter
                                                                           ended July 2, 2000.

   *4(a)             Indenture between the Company and The                 Incorporated herein by reference from
                     Huntington National Bank pertaining to 7%             Form S-3 Registration Statement, File No.
                     debentures and 6.35% notes due December 15,           33-57101.
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

     (i)             Amended and Restated Rights Agreement                 Incorporated herein by reference from Exhibit 1
                     between the Company and American Stock                of Amendment No. 2 to Form 8-A/A
                     Transfer and Trust Company                            Registration Statement, File No. 1-8116, filed
                                                                           on December 8, 1997.

     (j)             Amendment No. 1 to the Amended and Restated           Incorporated herein by reference from Exhibit 2
                     Rights Agreement between the Company and              of Amendment No. 3 to Form 8-A/A
                     American Stock Transfer and Trust Company             Registration Statement, File No. 1-8116, filed
                                                                           on January 26, 2001.

   10(a)             Sample Restated Key Executive Agreement               Incorporated herein by reference from Exhibit
                     between the Company and Messrs. Brownley,             10(a) of Form 10-K for the year ended January 3,
                     Calhoon, Condos, Grube, Laudick, McCorkle,            1999.
                     Mueller, Musick, Rath, Schuessler, Thomas,
                     Mrs. Anderson, Mrs. Chesnut and Mrs. McGinnis


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

     (c)             Assignment of Rights Agreement between                Attached hereto.
                     the Company and Mr. Thomas

     (d)             Employment Agreement between The                      Incorporated herein by reference from
                     TDL Group Ltd. (a subsidiary of the                   Exhibit 10(f) of Form 10-K for the year
                     Company) and Ronald V. Joyce                          ended December 31, 1995.

     (e)             Amendment to Employment Agreement                     Incorporated herein by reference from
                     between The TDL Group Ltd. (a subsidiary              Exhibit 10 of Form 10-Q for the quarter
                     of the Company)and Ronald V. Joyce                    ended March 31, 1996.

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

     (h)             Description of Earnings Maximization Plan             Incorporated herein by reference from Exhibit
                                                                           10(g) of Form 10-K for the year ended January
                                                                           3, 1999.

     (i)             Description of Management Incentive Plan              Incorporated herein by reference from Exhibit
                                                                           10(h) of Form 10-K for the year ended January
                                                                           3, 1999.

     (j)             Supplemental Executive Retirement Plan,               Incorporated herein by reference from Exhibit
                     as amended                                            10(j) of Form 10-K for the year ended December
                                                                           31, 1995.

     (k)             1978 Non-Qualified Stock Option Plan,                 Incorporated herein by reference from Exhibit
                     as amended                                            10(k) of Form 10-K for the year ended January
                                                                           2, 2000.

     (l)             1982 Stock Option Plan, as amended                    Incorporated herein by reference from Exhibit
                                                                           10(l) of Form 10-K for the year ended January
                                                                           2, 2000.

     (m)             1984 Stock Option Plan, as amended                    Incorporated herein by reference from Exhibit
                                                                           10(m) of Form 10-K for the year ended January
                                                                           2, 2000.

     (n)             1987 Stock Option Plan, as amended                    Incorporated herein by reference from Exhibit
                                                                           10(n) of Form 10-K for the year ended January
                                                                           2, 2000.

     (o)             1990 Stock Option Plan, as amended                    Incorporated herein by reference from
                                                                           the Company's Definitive Proxy
                                                                           Statement, dated March 7, 2000.

   13                Portions of the Annual Report to Shareholders         Incorporated herein by reference from the
                     set forth in the Financial Statements and Other       Financial Statements and Other information
                     Information furnished with the Company's              furnished with the Company's Definitive 2001
                     Definitive 2001 Proxy Statement, dated                Proxy Statement, dated March 6, 2001.
                     March 6, 2001, as described in Parts I and II
                     of this Annual Report on Form 10-K.

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