Form 10-Q
period 2001-04-01
WENDYS INTERNATIONAL INC
filed 2001-05-15
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

                                       OR

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission File Number 1-8116
                       ------

                           WENDY'S INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Ohio                                             31-0785108
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S.  Employer
incorporation or organization)                         Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio       43017-0256
-----------------------------------------------------------       ----------
(Address of principal executive offices)                          (Zip code)

(Registrant's telephone number, including area code)            614-764-3100
                                                              ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

                Class                                Outstanding at May 4, 2001
--------------------------------------------         --------------------------

Common shares, $.10 stated value                         113,654,000 shares

Exhibit index on page 15.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                         Pages
                                                                                                         -----
          PART I:       Financial Information

                 Item 1.     Financial Statements:

                     Consolidated Condensed Statements of Income for the quarters
                        ended April 1, 2001 and April 2, 2000                                              3
                     Consolidated Condensed Balance Sheets as of April 1, 2001
                        and December 31, 2000                                                             4-5
                     Consolidated Condensed Statements of Cash Flows for the
                        quarters ended April 1, 2001 and April 2, 2000                                     6
                     Notes to the Consolidated Condensed Financial Statements                             7-8

                 Item 2.     Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                               9-12

          PART II:      Other Information

                 Item 6.     Exhibits and Reports on Form 8-K                                             13

                 Signature                                                                                14

                 Index to Exhibits                                                                        15

                 Exhibit 99                                                                              16-17

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                              (In thousands, except per share data)
                                                QUARTER ENDED      QUARTER ENDED
                                                APRIL 1, 2001      APRIL 2, 2000
                                                -------------     --------------
     REVENUES
         Retail sales ....................        $449,603         $422,325
         Franchise revenues ..............         105,935           96,247
                                                  --------         --------
                                                   555,538          518,572
                                                  --------         --------
     COSTS AND EXPENSES
         Cost of sales ...................         288,502          267,587
         Company restaurant operating
           costs .........................          98,409           91,216
         Operating costs .................          21,029           18,801
         General and administrative
           expenses ......................          53,761           50,998
         Depreciation and amortization
           of property and equipment .....          28,706           25,837
         Other expense (income) ..........            (531)           3,198
         Interest, net ...................           4,236            3,456
                                                  --------         --------
                                                   494,112          461,093
                                                  --------         --------

     INCOME BEFORE INCOME TAXES ..........          61,426           57,479
     INCOME TAXES ........................          22,727           21,554
                                                  --------         --------
     NET INCOME ..........................        $ 38,699         $ 35,925
                                                  ========         ========

     BASIC EARNINGS PER COMMON SHARE .....            $.34             $.31
                                                      ====             ====

     DILUTED EARNINGS PER COMMON SHARE ...            $.33             $.30
                                                      ====             ====

     DIVIDENDS PER COMMON SHARE ..........            $.06             $.06
                                                      ====             ====

     BASIC SHARES ........................         114,341          116,398
                                                  ========         ========

     DILUTED SHARES ......................         123,116          124,269
                                                  ========         ========

         The accompanying Notes are an integral part of the Consolidated
                        Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         (In thousands)
                                                 APRIL 1, 2001     DECEMBER 31, 2000
                                                 -------------     -----------------
                                                  (Unaudited)
          ASSETS

          CURRENT ASSETS
              Cash and cash equivalents ..        $  135,603          $  169,718
              Accounts receivable, net ...            70,204              75,960
              Notes receivable, net ......            11,785              11,832
              Deferred income taxes ......            20,409              21,503
              Inventories and other ......            40,956              40,086
                                                  ----------          ----------
                                                     278,957             319,099
                                                  ----------          ----------

          PROPERTY AND EQUIPMENT .........         2,081,930           2,074,574
              Accumulated depreciation and
                amortization .............          (594,784)           (577,484)
                                                  ----------          ----------
                                                   1,487,146           1,497,090
                                                  ----------          ----------

          NOTES RECEIVABLE, NET ..........            37,940              38,932
          GOODWILL, NET ..................            42,974              43,719
          DEFERRED INCOME TAXES ..........            19,243              20,572
          OTHER ASSETS ...................            37,764              38,304
                                                  ----------          ----------
                                                  $1,904,024          $1,957,716
                                                  ==========          ==========


         The accompanying Notes are an integral part of the Consolidated
                        Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          (In thousands)
                                                                 APRIL 1, 2001      DECEMBER 31, 2000
                                                                 -------------      -----------------
                                                                  (Unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY

          CURRENT LIABILITIES
              Accounts payable ...........................        $   82,384           $  125,564
              Accrued expenses:
                 Salaries and wages ......................            16,241               34,663
                 Taxes ...................................            52,424               50,867
                 Insurance ...............................            39,115               38,414
                 Other ...................................            40,424               42,965
              Current portion of long-term
                 obligations .............................             3,961                3,943
                                                                  ----------           ----------
                                                                     234,549              296,416
                                                                  ----------           ----------
          LONG-TERM OBLIGATIONS
              Term debt ..................................           203,940              204,027
              Capital leases .............................            43,665               44,357
                                                                  ----------           ----------
                                                                     247,605              248,384
                                                                  ----------           ----------

          DEFERRED INCOME TAXES ..........................            71,625               72,750
          OTHER LONG-TERM LIABILITIES ....................            14,826               14,023

          COMMITMENTS AND CONTINGENCIES

          COMPANY-OBLIGATED MANDATORILY REDEEMABLE
             PREFERRED SECURITIES OF WENDY'S
             FINANCING I, HOLDING SOLELY WENDY'S
             CONVERTIBLE DEBENTURES ......................           200,000              200,000

          SHAREHOLDERS' EQUITY
              Preferred stock, authorized:  250,000 shares
              Common stock, $.10 stated value per share
                Authorized:  200,000,000 shares
                Issued and Exchangeable:
                  136,753,000 and 136,188,000 shares,
                  respectively ...........................            12,130               12,074
              Capital in excess of stated value ..........           434,335              423,144
              Retained earnings ..........................         1,242,847            1,211,015
              Accumulated other comprehensive expense ....           (45,994)             (27,133)
                                                                  ----------           ----------
                                                                   1,643,318            1,619,100
              Treasury stock at cost: 22,678,000 and
                21,978,000 shares, respectively ..........          (507,899)            (492,957)
                                                                  ----------           ----------
                                                                   1,135,419            1,126,143
                                                                  ----------           ----------
                                                                  $1,904,024           $1,957,716
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

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                               (In thousands)
                                                                          QUARTER           QUARTER
                                                                           ENDED             ENDED
                                                                       APRIL 1, 2001     APRIL 2, 2000
                                                                       -------------     -------------
          NET CASH PROVIDED BY OPERATING
              ACTIVITIES ........................................        $ 41,244           $ 41,221
                                                                         --------           --------
          CASH FLOWS FROM INVESTING ACTIVITIES
              Proceeds from asset dispositions ..................           6,840             11,264
              Capital expenditures ..............................         (66,012)           (62,411)
              Payments on notes receivable ......................           1,712              1,629
              Other investing activities ........................          (4,755)               304
                                                                         --------           --------
                Net cash used in investing activities ...........         (62,215)           (49,214)
                                                                         --------           --------
          CASH FLOWS FROM FINANCING ACTIVITIES
              Proceeds from issuance of common stock ............           9,630                994
              Repurchase of common shares .......................         (14,942)           (73,718)
              Principal payments on long-term
                obligations .....................................            (965)            (1,520)
              Dividends paid on common and
                exchangeable shares .............................          (6,867)            (7,051)
                                                                         --------           --------
                Net cash used in financing activities ...........         (13,144)           (81,295)
                                                                         --------           --------
          DECREASE IN CASH AND CASH
            EQUIVALENTS .........................................         (34,115)           (89,288)
          CASH AND CASH EQUIVALENTS AT BEGINNING OF
               PERIOD ...........................................         169,718            210,785
                                                                         --------           --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD ............        $135,603           $121,497
                                                                         ========           ========
          SUPPLEMENTAL DISCLOSURES OF CASH FLOW
             INFORMATION:
              Interest paid .....................................        $  3,863           $  3,782
              Capitalized lease obligations incurred ............           1,283                323
              Income taxes paid .................................          20,138             16,416


         The accompanying Notes are an integral part of the Consolidated
                        Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1.  MANAGEMENT'S STATEMENT

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy's International, Inc. and Subsidiaries (the Company) as of April 1, 2001 and December 31, 2000 and the condensed results of operations and comprehensive income (see Note 3) for the quarters ended April 1, 2001 and April 2, 2000 and cash flows for the quarters ended April 1, 2001 and April 2, 2000. The Notes to the audited Consolidated Financial Statements which are contained in the Financial Statements and Other Information furnished with the Company's 2001 Proxy Statement should be read in conjunction with these Consolidated Condensed Financial Statements.

NOTE 2.  NET INCOME PER SHARE

     Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations include assumed conversions of stock options, net of shares repurchased from proceeds, and company-obligated mandatorily redeemable preferred securities, when dilutive, and the elimination of related expenses, net of income taxes. Options to purchase 3.5 million and 8.2 million shares of common stock for the quarters ended April 1, 2001 and April 2, 2000, respectively, were not included in the computation of diluted earnings per common share. Because the exercise price of these options was greater than the average market price of the common shares in the respective periods, they are excluded from the calculation due to the antidilutive effect.

     The computations of basic and diluted earnings per common share are shown below:

                                                            QUARTER          QUARTER
                                                             ENDED            ENDED
                                                         APRIL 1, 2001    APRIL 2, 2000
                                                         -------------    -------------
                                                     (In thousands, except per share data)
          Income for computation of basic earnings
            per common share .......................        $ 38,699        $ 35,925
          Interest savings (net of taxes) on assumed
            conversions ............................           1,598           1,585
                                                            --------        --------
          Income for computation of diluted
            earnings per common share ..............        $ 40,297        $ 37,510
                                                            ========        ========
          Weighted average shares for computation
            of basic earnings per common share .....         114,341         116,398
          Dilutive stock options ...................           1,202             298
          Assumed conversions ......................           7,573           7,573
                                                            --------        --------
          Weighted average shares for computation
            of diluted earnings per common share ...         123,116         124,269
                                                            ========        ========

          Basic earnings per common share ..........            $.34            $.31
                                                                ====            ====
          Diluted earnings per common share ........            $.33            $.30
                                                                ====            ====

NOTE 3.  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive expense and total comprehensive income are shown below:

                                                                      QUARTER                     QUARTER
                                                                       ENDED                       ENDED
                                                                   APRIL 1, 2001               APRIL 2, 2000
                                                                   -------------               -------------
                                                                                 (In thousands)
 Net income.................................................          $ 38,699                    $ 35,925
 Other comprehensive expense:
 Translation adjustments....................................           (18,861)                     (1,051)
                                                                      --------                    --------
 Comprehensive income.......................................          $ 19,838                    $ 34,874
                                                                      ========                    ========

The translation adjustment change of $17.8 million primarily reflects the weakening of the Canadian dollar. The currency rate was $1.58 at the end of the first quarter 2001, versus $1.45 at the end of the first quarter 2000.

NOTE 4.  SEGMENT REPORTING

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company's methods of internal reporting and management structure. The Company's reportable segments are Wendy's and Tim Hortons. There were no material amounts of revenues or transfers between reportable segments. The table below presents information about reportable segments (in thousands):

                                                      WENDY'S                TIM HORTONS                TOTAL
                                                      -------                -----------                -----
QUARTER ENDED APRIL 1, 2001
Revenues                                              $424,949                  $130,589                 $555,538
Income before income taxes                              62,520                    28,340                   90,860
Capital expenditures                                    48,062                    17,950                   66,012
QUARTER ENDED APRIL 2, 2000
Revenues                                              $401,135                  $117,437                 $518,572
Income before income taxes                              62,741                    24,993                   87,734
Capital expenditures                                    42,045                    20,366                   62,411



A reconciliation of reportable segment income before income taxes to consolidated income before income taxes follows:

                                                                        QUARTER                     QUARTER
                                                                         ENDED                       ENDED
                                                                     APRIL 1, 2001               APRIL 2, 2000
                                                                     -------------               -------------
                                                                                   (In thousands)
 Income before income taxes.................................           $ 90,860                    $ 87,734
 Corporate charges..........................................            (29,434)                    (30,255)
                                                                       --------                    --------
 Consolidated income before income taxes....................           $ 61,426                    $ 57,479
                                                                       ========                    ========

Corporate charges include certain overhead costs and net interest expense.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

The Company's diluted earnings per common share increased 10.0% to $.33 in the first quarter 2001. Also in the quarter, consolidated revenues increased 7.1% to $556 million and systemwide sales increased 7.1% to $1.9 billion. Average same-store sales increased for both Wendy's and Tim Horton's Canadian and U.S. restaurants during the quarter.


WENDY'S
RETAIL SALES

Wendy's retail sales for the first quarter 2001 increased $20.1 million, or 5.8%, to $365.5 million. Of this total, domestic Wendy's retail sales increased 7.0% to $329.7 million. For domestic company operated Wendy's, average restaurant sales increased 1.2% to $316,674 per restaurant and average same-store sales increased 1.4% in the first quarter. The average number of transactions in domestic company operated Wendy's decreased .6% in the quarter and domestic selling prices increased 1.8%. In the first quarter, the average number of Wendy's company operated domestic restaurants increased by 57 compared to the prior year.

Canadian Wendy's retail sales increased $2.2 million, or 9.8% in the first quarter. Canadian Wendy's same-store sales for company operated restaurants, in local currency, increased 4.6% in the first quarter 2001. With the closure of the Company's Argentina market in fourth quarter 2000, nearly all international company operated restaurants outside Canada have been shut down. Therefore, other international retail sales decreased $4.1 million in the quarter.

FRANCHISE REVENUES

Wendy's franchise revenues increased $3.8 million, or 6.7%, to $59.5 million in the quarter. Royalties, before reserves, increased $2.7 million, or 5.9%, to $47.8 million. This was primarily a result of an average of 175 more Wendy's domestic franchise restaurants being open in 2001 compared to 2000. In addition, average net sales at franchise domestic restaurants increased 1.4% to $270,430 in the quarter. In local currency, Canadian Wendy's same-store franchise sales increased 2.7%, while other international same-store franchise sales decreased 1.1%. Total Wendy's franchise restaurants open at quarter-end were 4,666 and 4,441, respectively, in 2001 and 2000.

In the first quarter, asset gains in franchise revenues increased $1.0 million in 2001, primarily from more domestic company operated stores sold to franchisees.

COST OF SALES AND RESTAURANT OPERATING COSTS

Wendy's cost of sales increased $15.1 million, or 7.2%, to $222.9 million in the quarter. Of this total, Wendy's domestic restaurant cost of sales increased 8.4% to $200.3 million. Cost of sales as a percent of Wendy's domestic retail sales, increased .8%. Domestic food costs, as a percent of domestic retail sales, increased .2% in the quarter, primarily reflecting an 8.8% increase in beef costs, partly offset by a 1.8% selling price increase. Domestic labor costs increased .8%, as a percent of sales, reflecting a 4.1% increase in the average hourly crew rate, and average sales increases insufficient to leverage labor costs.

Canadian Wendy's cost of sales increased .8%, as a percent of retail sales, reflecting higher commodity prices. Other international restaurants reduced cost of sales $2.5 million, primarily due to the closure of the Argentina market.

Wendy's company restaurant operating costs increased $7.7 million, or 8.9%, to $93.9 million in the quarter. Of this total, domestic Wendy's company restaurant operating costs increased 12.1% to $86.6 million. As a percent of retail sales, domestic restaurant costs increased 1.2% versus the same quarter a year ago, reflecting higher utility costs as well as increased health insurance and pension costs.

The factors discussed above resulted in Wendy's domestic company operating margin decreasing 2.0% to 13.8% compared with first quarter 2000.

Canadian Wendy's company restaurant operating costs increased $641,000, and as a percent of retail sales, were 27.5% and 27.4% for 2001 and 2000, respectively. Other international restaurant operating costs decreased $2.3 million reflecting the closure of the Argentina market.

OPERATING COSTS

Wendy's operating costs increased 2.8% to $3.7 million in first quarter 2001, reflecting higher percentage rent due to higher retail sales.


TIM HORTONS
RETAIL SALES

Tim Hortons (Hortons) retail sales increased $7.2 million, or 9.4%, to $84.1 million in first quarter 2001. Of this total, Canadian warehouse sales (sales of dry goods to franchisees) increased $8.2 million, or 13.4% to $68.8 million. This reflected the increase in the number of Hortons' franchised restaurants serviced and 9.9% same-store sales growth in local currency. Retail sales in the U.S. decreased $2.5 million reflecting the strategy to franchise most of the company operated restaurants.

FRANCHISE REVENUES

Hortons franchise revenues, net of reserves, increased $5.9 million, or 14.6%, to $46.5 million in first quarter 2001. Canadian royalties increased 14.1% to $9.8 million. Canadian rental income from restaurants leased to franchisees increased 16.1% to $27.8 million. These increases reflected the increase in the number of Canadian franchise restaurants open and the 9.9% same-store sales growth in local currency.

COST OF SALES

The Hortons' Canadian warehouse cost of sales increased $6.6 million, or 13.7%, to $54.5 million in 2001, reflecting additional sales to Canadian franchisees due to the increased number of restaurants serviced and higher average sales per restaurant. Warehouse cost of sales, as a percent of warehouse sales, increased to 79.1% in 2001 from 78.9% in 2000 reflecting commodity prices. Hortons U.S. cost of sales decreased $1.9 million reflecting the strategy to franchise most of the company operated restaurants.

OPERATING COSTS

Hortons operating costs increased $2.1 million, or 14.0%, to $17.4 million in the quarter. Canadian Hortons rent expense increased 6.0% to $7.6 million in the quarter, reflecting the growth in the number of properties being leased and then subleased to Canadian franchisees, as well as higher percentage rent due to higher sales. Cost of equipment increased 23.0% to $4.4 million in 2001 due to an increase in the number of franchise store openings. Costs of operating and maintaining Canadian warehouse operations increased 22.6% to $4.2 million in first quarter 2001.


CONSOLIDATED
GENERAL AND ADMINISTRATIVE EXPENSES

Company general and administrative expenses for the first quarter 2001 increased 5.4% to $53.8 million. As a percent of revenues, costs were .1% lower at 9.7% versus 9.8% last year. The dollar increase in 2001 primarily reflects an increase in salaries and benefits.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses for the quarter increased over 2000 reflecting the Company's information technology initiatives and additional restaurant development.

OTHER EXPENSE

In the first quarter of last year, a $3.0 million legal reserve and $900,000 in executive search charges were incurred. There were no similar charges in the current quarter, which resulted in a $3.7 million reduction of other expense.

INTEREST, NET

Net interest expense increased $780,000 to $4.2 million in the first quarter 2001, as a result of lower interest rates on investments, more cash invested in nontaxable investments and a lower average investable cash balance.

FOREIGN CURRENCY

The primary currency exposure the Company has is to the Canadian dollar. The results of Wendy's and Tim Hortons' Canadian operations are translated into U.S. dollars. The change in the Canadian dollar this year versus last year reduced income $.01 in the first quarter of 2001.


                              COMPREHENSIVE INCOME

Comprehensive income decreased $15.0 million in the quarter. Reported net income increased $2.8 million. However, due to unfavorable movement in the Canadian exchange rate, translation adjustments included in other comprehensive expense increased $17.8 million (see Note 3).


                               FINANCIAL CONDITION

The Company's financial condition continues to be very strong at the end of the first quarter of 2001. The long-term debt to equity and debt-to-total capitalization ratios were 22% and 18%, respectively, at April 1, 2001. Cash flow from operations was $41.2 million in both years. During the quarter, cash of $14.9 million was used to repurchase 700,000 common shares. A total of $506 million in cash has been used to purchase 22.5 million shares since 1998. Capital expenditures amounted to $66 million for 2001 compared with $62 million for 2000.


                                     OUTLOOK

The Company continues to employ its strategic initiatives as outlined in the Financial Statements and Other Information furnished with the Company's 2001 Proxy Statement. These initiatives include leveraging the Company's core assets, growing same-store sales, improving store-level productivity to enhance margins, improving underperforming operations, repurchasing common shares and implementing new technology initiatives. The Company intends to allocate resources to improve long-term return on assets and invested capital, and to remain focused on established operational strategies of exceeding customer expectations, fostering a performance-driven culture, delivering a balanced message of brand equity plus value in marketing and growing a healthy restaurant system. New restaurant development continues to be very important. The Company also intends to evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures. The Company's long-term goal for EPS growth continues to be in the 12% to 15% range, excluding unusual items.

The Company currently anticipates that 515-555 new Wendy's and Hortons restaurants could be opened systemwide (both company and franchise) during 2001, subject to the continued ability of the Company and its franchisees to complete permitting and meet other conditions and to comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. Year-to-date 2001, there have been 92 new restaurants opened.

Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities should provide for the Company's projected cash requirements, including cash for capital expenditures, future acquisitions of restaurants from franchisees, stock repurchases or other corporate purposes. If additional funds are needed for mergers, acquisitions or other strategic investments, the Company believes it could borrow additional cash and still maintain its investment grade rating.

                                   MARKET RISK

The Company adopted Financial Accounting Standard Number 133 - "Accounting for Derivative Instruments and Hedging Activities" in the first quarter 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the financial statements at fair value. Currently this statement does not materially impact the Company's financial statements.

The Company's debt is primarily denominated in U.S. dollars, at fixed interest rates, which limits financial instruments risk. Therefore, the Company does not currently utilize any derivatives to alter interest rate risk. Currency exposure is predominately related to Canadian operations, since cash exposure outside North America is primarily limited to royalties. The Canadian currency has been reasonably stable over time, and the Company currently does not hedge its cash flow exposure to Canadian currency fluctuations. Also, the Company does not hedge its exposure to currency fluctuations related to royalty collections outside North America, because it does not feel the risk is material.

The Company purchases certain products in the normal course of business, which are affected by commodity prices. Therefore, the Company is exposed to some price volatility related to weather, and various other market conditions outside the Company's control. However, the Company does employ various purchasing and pricing contract techniques, in an effort to minimize volatility. The Company does not generally make use of financial instruments to hedge commodity prices, partly because of the contract pricing utilized. While volatility can occur, which would impact profit margins, there are generally alternative suppliers available and if the pricing problem is prolonged, the Company has some ability to increase selling prices to offset the commodity prices.


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


The number of Wendy's and Tim Hortons restaurants open as of April 1, 2001 and April 2, 2000 was as follows:

                                    2001         2000
                                   -----        -----
Wendy's
Company ........................   1,162        1,114
Franchise ......................   4,666        4,441
                                   -----        -----
Total Wendy's ..................   5,828        5,555
                                   =====        =====

Tim Hortons
Company ........................     105          107
Franchise ......................   1,912        1,722
                                   -----        -----
Total Tim Hortons...............   2,017        1,829
                                   =====        =====

Total System ...................   7,845        7,384
                                   =====        =====

                           PART II: OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Index to Exhibits on Page 15.

         (b) The Company filed one Report on Form 8-K during the first quarter 2001. The Form 8-K filed March 6, 2001 announced a joint venture to build a state-of-the-art bakery facility in Ontario, Canada. A copy of the press release issued March 6, 2001 was attached.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WENDY'S INTERNATIONAL, INC.
                                            ---------------------------
                                            (Registrant)


Date:   05/15/01                             /s/ Kerrii B. Anderson
       ---------                            --------------------------------
                                            Kerrii B. Anderson
                                            Executive Vice President and
                                            Chief Financial Officer

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS



   Exhibit
    Number                   Description                 Page No.
    ------                   -----------                 --------

                          Safe Harbor Under
                        the Private Securities
      99            Litigation Reform Act of 1995         16-17