Form 10-Q
period 2001-07-01
WENDYS INTERNATIONAL INC
filed 2001-08-14
CIK 105668

                                   FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2001
                               ------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission File Number 1-8116
                       ------

                          WENDY'S INTERNATIONAL, INC.
-------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

           Ohio                                          31-0785108
--------------------------------                     --------------------------
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
                                                           ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO  ______.
                                        ------

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at August 5, 2001
--------------------------------            -----------------------------

Common shares, $.10 stated value                 114,013,000 shares

Exhibit index on page 17.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                     INDEX

                                                                         Pages
                                                                         -----
PART I:  Financial Information
    Item 1.   Financial Statements:

      Consolidated Condensed Statements of Income for the quarters
       and year-to-date periods ended July 1, 2001 and July 2, 2000      3 - 4

      Consolidated Condensed Balance Sheets as of July 1, 2001
       and December 31, 2000                                             5 - 6

      Consolidated Condensed Statements of Cash Flows for the
       year-to-date periods ended July 1, 2001 and July 2, 2000            7

      Notes to the Consolidated Condensed Financial Statements           8 - 9

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations             10 - 14

PART II:  Other Information

    Item 4.   Submission of Matters to Vote of Security Holders            15

    Item 6.   Exhibits and Reports on Form 8-K                             15

    Signature                                                              16

    Index to Exhibits                                                      17

    Exhibit 99                                                          18 - 19

                 WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                        PART I:  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                         (In thousands, except per share data)
                                                                        Quarter Ended             Quarter Ended
                                                                         July 1, 2001             July 2, 2000
                                                                         ------------             ------------
Revenues
 Retail sales.............................................                 $491,464                  $458,308
 Franchise revenues.......................................                  118,146                   110,169
                                                                           --------                  --------
                                                                            609,610                   568,477
                                                                           --------                  --------
Costs and expenses
 Cost of sales............................................                  311,063                   288,047
 Company restaurant operating costs.......................                  102,401                    95,253
 Operating costs..........................................                   20,821                    20,534
 General and administrative expenses......................                   53,329                    51,733
 Depreciation and amortization of property and equipment..                   29,372                    26,609
 Other (income) expense...................................                     (794)                      768
 Interest, net............................................                    4,506                     4,446
                                                                           --------                  --------
                                                                            520,698                   487,390
                                                                           --------                  --------

Income before income taxes................................                   88,912                    81,087
Income taxes..............................................                   32,898                    30,409
                                                                           --------                  --------
Net income................................................                 $ 56,014                  $ 50,678
                                                                           ========                  ========

Basic earnings per common share...........................                 $    .49                  $    .45
                                                                           ========                  ========

Diluted earnings per common share.........................                 $    .47                  $    .43
                                                                           ========                  ========

Dividends per common share................................                 $    .06                  $    .06
                                                                           ========                  ========

Basic shares..............................................                  113,849                   113,712
                                                                           ========                  ========

Diluted shares............................................                  122,590                   121,791
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


                                                                       (In thousands, except per share data)
                                                                    Year-to-Date Ended       Year-to-Date Ended
                                                                        July 1, 2001              July 2, 2000
                                                                        ------------              ------------
Revenues
 Retail sales.............................................               $  941,067                $  880,633
 Franchise revenues.......................................                  224,081                   206,416
                                                                         ----------                ----------
                                                                          1,165,148                 1,087,049
                                                                         ----------                ----------
Costs and expenses
 Cost of sales............................................                  599,565                   555,634
 Company restaurant operating costs.......................                  200,810                   186,469
 Operating costs..........................................                   41,850                    39,335
 General and administrative expenses......................                  107,090                   102,731
 Depreciation and amortization of property and equipment..                   58,078                    52,446
 Other (income) expense...................................                   (1,325)                    3,966
 Interest, net............................................                    8,742                     7,902
                                                                         ----------                ----------
                                                                          1,014,810                   948,483
                                                                         ----------                ----------

Income before income taxes................................                  150,338                   138,566
Income taxes..............................................                   55,625                    51,963
                                                                         ----------                ----------
Net income................................................               $   94,713                $   86,603
                                                                         ==========                ==========

Basic earnings per common share...........................               $      .83                $      .75
                                                                         ==========                ==========

Diluted earnings per common share.........................               $      .80                $      .73
                                                                         ==========                ==========

Dividends per common share................................               $      .12                $      .12
                                                                         ==========                ==========

Basic shares..............................................                  114,095                   115,055
                                                                         ==========                ==========

Diluted shares............................................                  122,853                   123,030
                                                                         ==========                ==========

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                 WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            (In thousands)
                                                 July 1, 2001         December 31, 2000
                                                 ------------         -----------------
                                                  (Unaudited)
ASSETS

Current assets
 Cash and cash equivalents......................    $  163,880             $  169,718
 Accounts receivable, net.......................        76,207                 75,960
 Notes receivable, net..........................        14,073                 11,832
 Deferred income taxes..........................        19,004                 21,503
 Inventories and other..........................        39,572                 40,086
                                                    ----------             ----------
                                                       312,736                319,099
                                                    ----------             ----------

Property and equipment..........................     2,140,195              2,074,574
 Accumulated depreciation and amortization......      (607,505)              (577,484)
                                                    ----------             ----------
                                                     1,532,690              1,497,090
                                                    ----------             ----------

Notes receivable, net...........................        37,520                 38,932
Goodwill, net...................................        42,355                 43,719
Deferred income taxes...........................        15,856                 20,572
Other assets....................................        39,884                 38,304
                                                    ----------             ----------
                                                    $1,981,041             $1,957,716
                                                    ==========             ==========

  The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                 WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         (In thousands)
                                                                  July 1, 2001   December 31, 2000
                                                                  ------------   -----------------
                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable............................................      $   80,277         $  125,564
 Accrued expenses:
   Salaries and wages........................................          24,912             34,663
   Taxes.....................................................          62,490             50,867
   Insurance.................................................          40,131             38,414
   Other.....................................................          40,789             42,965
 Current portion of long-term obligations....................           4,043              3,943
                                                                   ----------         ----------
                                                                      252,642            296,416
                                                                   ----------         ----------
Long-term obligations
 Term debt...................................................         203,847            204,027
 Capital leases..............................................          45,747             44,357
                                                                   ----------         ----------
                                                                      249,594            248,384
                                                                   ----------         ----------

Deferred income taxes........................................          68,915             72,750
Other long-term liabilities..................................          14,611             14,023

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of Wendy's Financing I, holding solely Wendy's
   Convertible Debentures....................................         200,000            200,000

Shareholders' equity
 Preferred stock, authorized:  250,000 shares
 Common stock, $.10 stated value per share
   Authorized:  200,000,000 shares
   Issued and Exchangeable:
     137,042,000 and 136,188,000 shares, respectively........          12,159             12,074
 Capital in excess of stated value...........................         439,578            423,144
 Retained earnings...........................................       1,292,041          1,211,015
 Accumulated other comprehensive expense.....................         (30,226)           (27,133)
                                                                   ----------         ----------
                                                                    1,713,552          1,619,100
 Treasury stock at cost: 23,128,000 and 21,978,000
   shares, respectively......................................        (518,273)          (492,957)
                                                                   ----------         ----------
                                                                    1,195,279          1,126,143
                                                                   ----------         ----------
                                                                   $1,981,041         $1,957,716
                                                                   ==========         ==========

  The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                 WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                (In thousands)
                                                                     Year-to-Date             Year-to-Date
                                                                        Ended                    Ended
                                                                     July 1, 2001             July 2, 2000
                                                                     ------------             ------------
Net cash provided by operating activities................                137,382              $    127,053
                                                                     -----------              ------------
Cash flows from investing activities
 Proceeds from asset dispositions........................                 21,116                    32,107
 Capital expenditures....................................               (133,123)                 (135,430)
 Payments on notes receivable............................                  2,531                     2,467
 Other investing activities..............................                 (7,391)                      410
                                                                     -----------              ------------
   Net cash used in investing activities.................               (116,867)                 (100,446)
                                                                     -----------              ------------
Cash flows from financing activities
 Proceeds from issuance of common stock..................                 14,501                     1,985
 Repurchase of common shares.............................                (25,315)                  (87,107)
 Principal payments on long-term obligations.............                 (1,852)                   (2,548)
 Dividends paid on common and
   exchangeable shares...................................                (13,687)                  (13,877)
                                                                     -----------              ------------
   Net cash used in financing activities.................                (26,353)                 (101,547)
                                                                     -----------              ------------
Decrease in cash and cash equivalents....................                 (5,838)                  (74,940)

Cash and cash equivalents at beginning of period.........                169,718                   210,785
                                                                     -----------              ------------
Cash and cash equivalents at end of period...............            $   163,880              $    135,845
                                                                     ===========              ============
Supplemental disclosures of cash flow
 Information:
 Interest paid...........................................            $    14,485              $     14,314
 Capitalized lease obligations incurred..................                  3,310                     2,377
 Income taxes paid.......................................                 41,455                    42,951

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                 WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  MANAGEMENT'S STATEMENT
-------------------------------
  In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy's International, Inc. and Subsidiaries (the Company) as of July 1, 2001 and December 31, 2000 and the condensed results of operations and comprehensive income (see Note 3) for the quarters and year-to-date periods ended July 1, 2001 and July 2, 2000 and cash flows for the year-to-date periods ended July 1, 2001 and July 2, 2000. All of these financial statements are unaudited with the exception of the December 31, 2000 balance sheet. The Notes to the audited Consolidated Financial Statements, which are contained in the Financial Statements and Other Information furnished with the Company's 2001 Proxy Statement, should be read in conjunction with these Consolidated Condensed Financial Statements.

NOTE 2.  NET INCOME PER SHARE
-----------------------------
  Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations include assumed conversions of stock options, net of shares repurchased from proceeds, and company-obligated mandatorily redeemable preferred securities, when dilutive, and the elimination of related expenses, net of income taxes. Options to purchase 3.4 million shares of common stock in the current quarter and year-to-date, and
  6.6 million shares in the prior year quarter and year-to-date, were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they are antidilutive.

  The computations of basic and diluted earnings per common share are shown below:


                                                             Quarter            Quarter         Year-to-Date       Year-to-Date
                                                              Ended              Ended              Ended              Ended
                                                          July 1, 2001       July 2, 2000       July 1, 2001       July 2, 2000
                                                        -----------------  -----------------  -----------------  -----------------
                                                                      (In thousands, except per share data)
Income for computation of basic earnings
  per common share................................      $      56,014      $      50,678      $        94,713    $        86,603
Interest savings (net of income taxes) on
  assumed conversions.............................              1,598              1,585                3,195              3,170
                                                        -------------      -------------      ---------------    ---------------
Income for computation of diluted
  earnings per common share.......................      $      57,612      $      52,263      $        97,908    $        89,773
                                                        =============      =============      ===============    ===============
Weighted average shares for computation
  of basic earnings per common share..............            113,849            113,712            114,095            115,055
Dilutive stock options............................              1,168                506              1,185                402
Assumed conversions...............................              7,573              7,573              7,573              7,573
                                                        -------------      -------------      ---------------    ---------------
Weighted average shares for computation
  of diluted earnings per common share............            122,590            121,791            122,853            123,030
                                                        =============      =============      ===============    ===============

Basic earnings per common share...................      $         .49      $         .45      $           .83    $           .75
                                                        =============      =============      ===============    ===============
Diluted earnings per common share.................      $         .47      $         .43      $           .80    $           .73
                                                        =============      =============      ===============    ===============

NOTE 3.  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
------------------------------------------------------------------
The components of other comprehensive income expense and total comprehensive income are shown below:

                                                       Quarter        Quarter     Year-to-Date   Year-to-Date
                                                        Ended          Ended          Ended          Ended
                                                     July 1, 2001  July 2, 2000   July 1, 2001   July 2, 2000
                                                     ------------  -------------  -------------  -------------
                                                                        (In thousands)
Net income.........................................       $56,014       $50,678        $94,713        $86,603
Other comprehensive income (expense):
Translation adjustments............................        15,768        (6,726)        (3,093)        (7,777)
                                                          -------       -------        -------        -------
Comprehensive income...............................       $71,782       $43,952        $91,620        $78,826
                                                          =======       =======        =======        =======

The translation adjustments change of $22.5 million in the current quarter reflects a strengthening of the Canadian dollar during the second quarter of 2001, versus a weakening during the second quarter of 2000. The $4.7 million translation adjustment change year-to-date reflects a more significant weakening of the Canadian dollar last year versus the current year.

NOTE 4.  SEGMENT REPORTING
--------------------------

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company's methods of internal reporting and management structure. The Company's reportable segments are Wendy's and Tim Hortons. There were no material amounts of revenues or transfers between reportable segments. The table below presents information about reportable segments:

                                                   Wendy's     Tim Hortons        Total
                                                   -------     -----------        -----
                                                             (In thousands)
Quarter Ended July 1, 2001
--------------------------
Revenues                                           $470,399      $139,211       $  609,610
Income before income taxes                           85,773        32,378          118,151
Capital expenditures                                 49,524        17,587           67,111
Quarter Ended July 2, 2000
--------------------------
Revenues                                           $438,698      $129,779       $  568,477
Income before income taxes                           77,923        28,606          106,529
Capital expenditures                                 57,287        15,732           73,019
Year-to-Date Ended July 1, 2001
-------------------------------
Revenues                                           $895,348      $269,800       $1,165,148
Income before income taxes                          148,293        60,718          209,011
Capital expenditures                                 97,586        35,537          133,123
Year-to-Date Ended July 2, 2000
-------------------------------
Revenues                                           $839,833      $247,216       $1,087,049
Income before income taxes                          140,664        53,599          194,263
Capital expenditures                                 99,332        36,098          135,430

A reconciliation of reportable segment income before income taxes to consolidated income before income taxes follows:

                                                       Quarter             Quarter           Year-to-Date        Year-to-Date
                                                        Ended               Ended               Ended               Ended
                                                     July 1, 2001        July 2, 2000        July 1, 2001        July 2, 2000
                                                     ------------        ------------        ------------        ------------
                                                         (In thousands)
Income before income taxes......................       $118,151            $106,529            $209,011            $194,263
Corporate charges...............................        (29,239)            (25,442)            (58,673)            (55,697)
                                                       --------            --------            --------            --------
Consolidated income before income taxes.........       $ 88,912            $ 81,087            $150,338            $138,566
                                                       ========            ========            ========            ========

Corporate charges include certain overhead costs and net interest expense.

                 WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

The Company's diluted earnings per common share increased 9.3% to $.47 in the current quarter, and 9.6% to $.80 in the year-to-date period. In the quarter, consolidated revenues increased 7.2% to $610 million and systemwide sales increased 8.5% to $2.1 billion. Year-to-date, consolidated revenues increased 7.2% to $1.2 billion and systemwide sales increased 7.8% to $4.0 billion. Consolidated revenues include sales from company operated units, as well as royalties, rents and franchise fees from franchise restaurants. Systemwide sales include sales from both company and franchise restaurants. Average same-store sales increased for both Wendy's and Tim Hortons Canadian and U.S. restaurants during the quarter and year-to-date.


WENDY'S
Retail Sales
Wendy's retail sales for the second quarter 2001 increased $27.2 million, or 7.3%, to $401.6 million, and $47.3 million, or 6.6%, to $767.1 million for year-to-date 2001. Of this total, domestic Wendy's retail sales increased 8.3% to $361.0 million in the quarter, and 7.7% to $690.7 million for the year-to-date. For domestic company operated Wendy's, average restaurant sales increased 2.4% to $344,684 per restaurant in the quarter, and 1.9% to $661,443 year-to-date. Average same-store sales in Wendy's domestic company restaurants increased 2.8% in the quarter and 2.2% for the year-to-date. The average number of transactions in domestic company operated Wendy's decreased .2% in the quarter and .4% year-to-date, while the average check increased 3.1% in the quarter and 2.5% year-to-date. In addition, domestic selling prices increased 2.2% in the quarter and 2.0% year-to-date. In the second quarter and year-to-date, the average number of Wendy's company operated domestic restaurants increased by 57 compared to the prior year quarter and year-to-date.

Canadian Wendy's retail sales increased $2.9 million, or 11.5% in the second quarter, and $5.1 million, or 10.7% for the year-to-date. Canadian Wendy's same-store sales for company operated restaurants, in local currency, increased 7.2% in the quarter and 6.0% year-to-date. With the closure of the Company's Argentina market in fourth quarter 2000, other international retail sales decreased $4.0 million in the quarter and $8.1 million year-to-date.

Franchise Revenues
Wendy's franchise revenues increased $4.5 million, or 6.9%, to $68.8 million in the quarter, and increased $8.2 million, or 6.8%, to $128.2 million year-to-date. Royalties, before reserves, increased $4.2 million, or 8.4%, to $53.3 million in the quarter, and increased $6.8 million, or 7.2%, to $101.1 million year-to-date. This was primarily a result of an average of 167 more Wendy's domestic franchise restaurants being open in the current quarter compared to the prior year quarter and an average of 171 more restaurants open year-to-date. In addition, average net sales at franchise domestic restaurants increased 3.8% to $299,135 in the quarter and 2.6% to $569,600 year-to-date. In local currency, Canadian Wendy's same-store franchise sales increased 5.4% in the quarter and 4.2% year-to-date, while other international same-store franchise sales decreased .4% in the quarter and 1.1% year-to-date. Total Wendy's franchise restaurants open at quarter-end were 4,715 and 4,497, respectively, in 2001 and 2000.

Cost of Sales and Restaurant Operating Costs
Wendy's cost of sales increased $18.1 million, or 8.2%, to $240.4 million in the quarter, and $33.2 million, or 7.7%, to $463.3 million year-to-date. Of this total, Wendy's domestic restaurant cost of sales increased 9.2% to $215.1 million in the quarter, and 8.8% to $415.3 million year-to-date. Cost of sales as a percent of Wendy's domestic retail sales, increased .5% in the quarter and
 .6% year-to-date. Domestic food costs, as a percent of domestic retail sales, increased .2% in the quarter and year-to-date, primarily reflecting an increase in beef costs of 13.3% in the quarter and 11.1% year-to-date, partly offset by a selling price increase of 2.2% for the quarter and 2.0% year-to-date. Domestic labor costs, as a percent of sales, increased .4% in the quarter and .5% year-to-date, reflecting an increase in the average hourly crew rate of 3.8% in the quarter and 3.9% year-to-date, and average sales increases insufficient to leverage labor costs.

As a percent of retail sales, Canadian Wendy's cost of sales increased .1% in the quarter and .4% year-to-date, reflecting higher commodity prices. Other international restaurants reduced cost of sales $2.5 million in the quarter and $4.9 million year-to-date, primarily due to the closure of the Argentina market.

Wendy's company restaurant operating costs increased $7.8 million, or 8.7%, to $98.1 million in the quarter, and $15.5 million, or 8.8%, to $192.0 million year-to-date. Of this total, domestic Wendy's company restaurant operating costs increased 11.4% to $90.5 million in the quarter, and 11.7% to $177.1 million, year-to-date. As a percent of retail sales, domestic restaurant costs increased .7% in the quarter and 1.0% for the year-to-date, reflecting higher utility costs, as well as increased health insurance and pension costs. In addition, health insurance costs were lower in the second quarter a year ago, reflecting a $1.3 million insurance refund.

The factors discussed above resulted in Wendy's domestic company operating margin decreasing 1.2% to 16.1% in the quarter and 1.6% to 15.0% for the year-to-date.

Canadian Wendy's company restaurant operating costs increased $635,000 in the quarter and $1.3 million year-to-date. As a percent of retail sales, Canadian Wendy's company restaurant operating costs were 24.9% and 26.1% for second quarter and year-to-date 2001, versus 25.3% and 26.2% for the prior year quarter and year-to-date. Other international restaurant operating costs decreased $2.1 million in the quarter and $4.4 million year-to-date, reflecting the closure of the Argentina market.

Operating Costs
Wendy's operating costs increased 18.7% to $3.7 million in the quarter and 10.3% to $7.4 million year-to-date, reflecting higher percentage rent due to higher average sales and additional rental properties in the current quarter and year-to-date.


TIM HORTONS
Retail Sales
Tim Hortons (Hortons) retail sales increased $5.9 million, or 7.0%, to $89.8 million in second quarter 2001, and $13.1 million, or 8.2%, to $174.0 million for the year-to-date. Of this total, Canadian warehouse sales (sales of dry goods to franchisees) increased $8.7 million, or 12.8% to $76.3 million in the quarter, and $16.8 million, or 13.1%, to $145.1 million year-to-date. This reflected the increase in the number of Hortons' Canadian franchised restaurants serviced and same-store sales growth in local currency of 7.1% for the quarter and 8.5% for the year-to-date. Retail sales in the U.S. decreased $1.9 million in the quarter and $4.4 million year-to-date, reflecting the strategy to sell most of the company operated restaurants to franchisees.

Franchise Revenues
Hortons franchise revenues, before reserves, increased $3.5 million, or 7.7%, to $49.4 million in second quarter 2001, and $9.5 million, or 10.9% to $95.8 million for the year-to-date. Canadian royalties increased 12.9% to $10.6 million in the quarter, and 13.4% to $20.4 million year-to-date. Canadian rental income from restaurants leased to franchisees increased 16.6% to $30.8 million in the quarter, and 16.4% to $58.6 million for the year-to-date. These increases reflected the increase in the number of Canadian franchise restaurants open and the same-store sales growth in local currency of 7.1% for the quarter and 8.5% for the year-to-date.

Franchise fees decreased $2.9 million in the quarter and $2.5 million year-to-date, reflecting less full-sized restaurants being franchised in Canada in the current quarter and year-to-date.

Cost of Sales
The Hortons' Canadian warehouse cost of sales increased $7.3 million, or 13.6%, to $61.3 million in the quarter, and $13.9 million, or 13.6%, to $115.8 million year-to-date, reflecting additional sales to Canadian franchisees due to the increased number of restaurants serviced and higher average sales per restaurant. Warehouse cost of sales, as a percent of warehouse sales, increased to 80.4% in the second quarter 2001 from 79.8% in 2000, and increased to 79.8% from 79.4% in the year-to-date period. The increases for both periods reflect commodity prices and the change in the

Canadian currency exchange rate. Hortons U.S. cost of sales decreased $1.5 million in the quarter and $3.3 million year-to-date, reflecting the strategy to franchise most of the company operated restaurants.

Operating Costs
Hortons operating costs decreased $296,000, or 1.7%, to $17.1 million in the quarter, and increased $1.8 million, or 5.6%, to $34.5 million year-to-date. Canadian Hortons rent expense increased 14.5% to $8.2 million in the quarter, and 10.2% to $15.7 million year-to-date, reflecting the growth in the number of properties being leased and then subleased to Canadian franchisees, as well as higher percentage rent due to higher sales. Cost of equipment decreased 36.1% to $3.6 million in the quarter and 13.2% to $8.0 million year-to-date due to a decrease in the number of units being franchised in the current year. Costs of operating and maintaining Canadian warehouse operations increased 14.1% to $4.2 million in the quarter, and increased 18.2% to $8.4 million for the year-to-date.


CONSOLIDATED
General and Administrative Expenses
Company general and administrative expenses for the second quarter 2001 increased 3.1% to $53.3 million, and 4.2% to $107.1 million for the year-to-date. As a percent of revenues, costs were .4% lower in the quarter at 8.7% versus 9.1% last year. For the year-to-date, costs were .3% lower at 9.2% versus 9.5% last year. The dollar increase in 2001 primarily reflects an increase in salaries and benefits, as well as legal and professional fees.

Depreciation and Amortization Expenses
Depreciation and amortization expenses for the quarter and year-to-date increased over 2000 reflecting the Company's information technology initiatives and additional restaurant development.

Other Expense
Other expense decreased $1.6 million in the quarter and $5.3 million year-to-date, reflecting charges that were incurred in the prior year for a legal reserve, executive search charges and asset write-offs. There were no similar charges incurred in the current year.

Interest, Net
Net interest expense increased $840,000 to $8.7 million for year-to-date 2001 as a result of lower interest income rates on investments.

Foreign Currency
The primary currency exposure the Company has is to the Canadian dollar. The results of Wendy's and Tim Hortons' Canadian operations are translated into U.S. dollars. The change in the Canadian dollar this year versus last year reduced earnings per share by approximately $.015 for year-to-date 2001.


                             INTERNATIONAL CHARGES
                             ---------------------
In the fourth quarter 2000, the Company recorded a pretax charge of $18.4 million related to the termination of operations in Argentina. This charge included $6.8 million for asset impairment charges, $1.7 million for lease termination costs, $3.2 million in employee-related costs, and $6.7 million in other closure costs. At year-end 2000, $3.5 million of accrued expenses for closure and employee costs remained. At the end of the current quarter, accrued expenses related to the closure totalled $794,000. The resolution of these issues has not resulted in any income impact in the second quarter or year-to-date financial statements.


                             COMPREHENSIVE INCOME
                             --------------------
Comprehensive income increased $27.8 million in the quarter and $12.8 million year-to-date. The increase in comprehensive income in the quarter reflects an increase of $5.3 million in reported income and a $22.5 million benefit from the movement in the Canadian exchange rate during the current quarter. The increase in comprehensive income year-to-date reflects an increase of $8.1 million in reported income and a $4.7 million relative benefit from movement in the Canadian exchange rate (see Note 3).

                              FINANCIAL CONDITION
                              -------------------
The Company's financial condition continues to be very strong at the end of the second quarter of 2001. The long-term debt to equity and debt-to-total capitalization ratios were 21% and 17%, respectively, at July 1, 2001. Cash flow from operations was $135 million for the year-to-date 2001, and $127 million for the prior year. Year-to-date, cash of $25.3 million was used to repurchase 1,150,000 common shares. A total of $517 million in cash has been used to purchase 23.0 million shares since 1998. Capital expenditures amounted to $133 million for 2001 compared with $135 million for 2000.


                                    OUTLOOK
                                    -------
The Company continues to employ its strategic initiatives as outlined in the Financial Statements and Other Information furnished with the Company's 2001 Proxy Statement. These initiatives include leveraging the Company's core assets, growing same-store sales, improving store-level productivity to enhance margins, improving underperforming operations, repurchasing common shares and implementing new technology initiatives. The Company intends to allocate resources to improve long-term return on assets and invested capital, and to remain focused on established operational strategies of exceeding customer expectations, fostering a performance-driven culture, delivering a balanced message of brand equity plus value in marketing and growing a healthy restaurant system. New restaurant development continues to be very important. The Company also intends to evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures.
The Company's long-term goal for EPS growth continues to be in the 12% to 15% range, excluding unusual items. The Company anticipates current year EPS growth will be in the 11% to 13% range (or $1.70 to $1.73) over 2000 EPS, exclusive of the charge taken in the fourth quarter of 2000 related to the closure of the Argentina market.

The Company currently anticipates that more than 500 new Wendy's and Hortons restaurants could be opened systemwide (both company and franchise) during 2001, subject to the continued ability of the Company and its franchisees to complete permitting and meet other conditions and to comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. Year-to-date 2001, there have been 193 new restaurants opened.

Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities should provide for the Company's projected short and long-term cash requirements, including cash for capital expenditures, future acquisitions of restaurants from franchisees, stock repurchases or other corporate purposes. If additional funds are needed for mergers, acquisitions or other strategic investments, the Company believes it could borrow additional cash and still maintain its investment grade rating. Standard & Poors and Moody's rate the Company's senior unsecured debt BBB+ and Baa-1, respectively.

Long term, the Company does not have significant future term debt maturities until 2005. The Company believes it will be able to pay or refinance future term debt obligations based on its strong financial condition and sources of cash described in the preceding paragraph.


                                  MARKET RISK
                                  -----------
The Company's debt is primarily denominated in U.S. dollars, at fixed interest rates, which limits financial instruments risk. Therefore, the Company does not currently utilize any derivatives to alter interest rate risk. Currency exposure is predominately related to Canadian operations, since cash exposure outside North America is primarily limited to royalties. The Canadian currency has been reasonably stable over time, and the Company currently does not hedge its cash flow exposure to Canadian currency fluctuations. Also, the Company does not hedge its exposure to currency fluctuations related to royalty collections outside North America, because it does not believe the risk is material.

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


                      RECENTLY ISSUED ACCOUNTING STANDARDS
                      ------------------------------------
The Company adopted Financial Accounting Standard Number 133 - "Accounting for Derivative Instruments and Hedging Activities" in the first quarter 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the financial statements at fair value. Currently this statement does not materially impact the Company's financial statements.

In June 2001, Financial Accounting Standard Number 141 - "Business Combinations" was issued. This statement requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company will adopt the provisions of this statement for any future business combinations.

Also in June 2001, Financial Accounting Standard Number 142 - "Goodwill and Other Intangible Assets" was issued. This statement is effective for all quarters of fiscal years beginning after December 15, 2001. This statement addresses the accounting for goodwill and intangible assets subsequent to acquisition. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2002.


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

The number of systemwide restaurants open as of July 1, 2001 and July 2, 2000 was as follows:

                                              2001         2000
                                              ----         ----
Wendy's
-------
Company...............................       1,159        1,124
Franchise.............................       4,715        4,497
                                             -----        -----
Total Wendy's.........................       5,874        5,621
                                             =====        =====

Tim Hortons
-----------
Company...............................         106          107
Franchise.............................       1,941        1,759
                                             -----        -----
Total Hortons.........................       2,047        1,866
                                             =====        =====

Total System..........................       7,921        7,487
                                             =====        =====

                          PART II: OTHER INFORMATION


Item 4.  Submission of Matters to Vote of Security Holders.

(a)  The Annual Meeting of the Company's shareholders was held on May 2, 2001.

(b) The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director:

             Director                    For                  Withheld
             --------                    ---                  --------
          R. David Thomas             69,740,232              31,469,826
          Ernest S. Hayeck            83,702,159              17,507,898
          Janet Hill                  83,663,661              17,546,396
          True H. Knowles             83,736,227              17,473,831
          Paul D. House               83,738,018              17,472,038

The following directors did not stand for reelection at the meeting (the year in which each director's term expires is indicated in parenthesis): Thekla R. Shackelford (2002), Ronald E. Musick (2002), John T. Schuessler (2002), Kerrii
B. Anderson (2002), William E. Kirwan (2002), James V. Pickett (2003), Thomas F. Keller (2003), Ronald V. Joyce (2003), Andrew G. McCaughey (2003) and David P. Lauer (2003).


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Index to Exhibits on Page 17.

(b)  No report on Form 8-K was filed during the quarter ended July 1, 2001.

                 WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         WENDY'S INTERNATIONAL, INC.
                         ---------------------------
                                (Registrant)


Date:   08/14/01         /s/ Kerrii B. Anderson
       ---------         -----------------------------
                         Kerrii B. Anderson
                         Executive Vice President and
                         Chief Financial Officer

                 WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS

    Exhibit
    Number                    Description                      Page No.
    ------                    -----------                      --------
     99                      Safe Harbor Under                  18-19
                           the Private Securities
                        Litigation Reform Act of 1995