Form 10-Q
period 2001-09-30
WENDYS INTERNATIONAL INC
filed 2001-11-13
CIK 105668

                                   FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
                               ------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to_________________

Commission File Number 1-8116
                       ------

                          WENDY'S INTERNATIONAL, INC.
--------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

            Ohio                                        31-0785108
--------------------------------                     -----------------
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
                                                            ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___.
                                       ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.


         Class                            Outstanding at November 4, 2001
---------------------------               -------------------------------

Common shares, $.10 stated value                 104,573,000 shares
Exhibit index on page 19.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                        Pages
                                                                                                        -----
PART I:       Financial Information

       Item 1.     Financial Statements:

           Consolidated Condensed Statements of Income for the quarters                        3 - 4
              and year-to-date periods ended September 30, 2001 and
              October 1, 2000

            Consolidated Condensed Balance Sheets as of  September 30, 2001
              and December 31, 2000                                                            5 - 6

           Consolidated Condensed Statements of Cash Flows for the
              year-to-date periods ended September 30, 2001 and
              October 1, 2000                                                                    7

           Notes to the Consolidated Condensed Financial Statements                           8 - 10


       Item 2.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                             11 - 16

PART II:      Other Information

       Item 6.     Exhibits and Reports on Form 8-K                                             17

       Signature                                                                                18

       Index to Exhibits                                                                        19

       Exhibit 99                                                                            20 - 21

                 WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                         PART I: FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                    (In thousands, except per share data)
                                                                  Quarter Ended              Quarter Ended
                                                                September 30, 2001          October 1, 2000
                                                                ------------------          ---------------
Revenues
    Retail sales.....................................             $489,345                  $468,414
    Franchise revenues...............................              121,047                   109,182
                                                                  --------                  --------
                                                                   610,392                   577,596
                                                                  --------                  --------
Costs and expenses
    Cost of sales....................................              311,164                   293,321
    Company restaurant operating
      costs..........................................              102,843                    99,955
    Operating costs..................................               23,679                    21,002
    General and administrative
      expenses.......................................               54,594                    52,968
    Depreciation and amortization
      of property and equipment......................               29,528                    27,832
    Other expense....................................                  682                       899
    Interest, net....................................                4,797                     3,833
                                                                  --------                  --------
                                                                   527,287                   499,810
                                                                  --------                  --------

Income before income taxes...........................               83,105                    77,786
Income taxes.........................................               30,749                    29,169
                                                                  --------                  --------
Net income...........................................             $ 52,356                  $ 48,617
                                                                  ========                  ========

Basic earnings per common share......................             $    .46                  $    .43
                                                                  ========                  ========

Diluted earnings per common share....................             $    .44                  $    .41
                                                                  ========                  ========

Dividends per common share...........................             $    .06                  $    .06
                                                                  ========                  ========

Basic shares.........................................              114,205                   113,392
                                                                  ========                  ========

Diluted shares.......................................              123,169                   121,316
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

                                                                  (In thousands, except per share data)
                                                              Year-to-Date Ended        Year-to-Date Ended
                                                              September 30, 2001          October 1, 2000
                                                              ------------------          ---------------
Revenues
    Retail sales.....................................              $1,430,412                $1,349,047
    Franchise revenues...............................                 345,128                   315,598
                                                                   ----------                ----------
                                                                    1,775,540                 1,664,645
                                                                   ----------                ----------
Costs and expenses
    Cost of sales....................................                 910,729                   848,955
    Company restaurant operating
      costs..........................................                 303,653                   286,424
    Operating costs..................................                  65,529                    60,337
    General and administrative
      expenses.......................................                 161,684                   155,699
    Depreciation and amortization
      of property and equipment......................                  87,606                    80,278
    Other (income) expense...........................                    (643)                    4,865
    Interest, net....................................                  13,539                    11,735
                                                                   ----------                ----------
                                                                    1,542,097                 1,448,293
                                                                   ----------                ----------

Income before income taxes...........................                 233,443                   216,352
Income taxes.........................................                  86,374                    81,132
                                                                   ----------                ----------
Net income...........................................              $  147,069                $  135,220
                                                                   ==========                 =========

Basic earnings per common share......................              $     1.29                $     1.18
                                                                   ==========                ==========

Diluted earnings per common share....................              $     1.24                $     1.14
                                                                   ==========                ==========

Dividends per common share...........................              $      .18                $      .18
                                                                   ==========                ==========

Basic shares.........................................                 114,132                   114,501
                                                                   ==========                ==========

Diluted shares.......................................                 122,958                   122,459
                                                                   ==========                ==========

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                 WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      (In thousands)
                                           September 30, 2001  December 31, 2000
                                           ------------------  -----------------
                                                (Unaudited)
ASSETS

Current assets
    Cash and cash equivalents.............      $  187,477      $   169,718
    Accounts receivable, net..............          79,499           75,960
    Notes receivable, net.................          11,491           11,832
    Deferred income taxes.................          14,590           21,503
    Inventories and other.................          33,544           40,086
                                                ----------      -----------
                                                   326,601          319,099
                                                ----------      -----------

Property and equipment....................       2,189,263        2,074,574
    Accumulated depreciation and
      amortization........................        (626,003)        (577,484)
                                                ----------      -----------
                                                 1,563,260        1,497,090
                                                ----------      -----------

Notes receivable, net.....................          33,677           38,932
Goodwill, net.............................          41,700           43,719
Deferred income taxes.....................          12,524           20,572
Other assets..............................          36,797           38,304
                                                ----------      -----------
                                                $2,014,559      $ 1,957,716
                                                ==========      ===========

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                 WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                        (In thousands)
                                                                           September 30, 2001    December 31, 2000
                                                                           ------------------    -----------------
                                                                              (Unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities
             Accounts payable.................................                   $ 70,506              $ 125,564
             Accrued expenses:
                Salaries and wages............................                     25,765                 34,663
                Taxes.........................................                     78,041                 50,867
                Insurance.....................................                     38,973                 38,414
                Other.........................................                     40,041                 42,965
             Current portion of long-term
                obligations...................................                      4,030                  3,943
                                                                               ----------             ----------
                                                                                  257,356                296,416
                                                                               ----------             ----------
         Long-term obligations
             Term debt........................................                    203,750                204,027
             Capital leases...................................                     44,707                 44,357
                                                                               ----------             ----------
                                                                                  248,457                248,384
                                                                               ----------             ----------

         Deferred income taxes................................                     66,160                 72,750
         Other long-term liabilities..........................                     15,328                 14,023

         Commitments and contingencies

         Company-obligated mandatorily redeemable preferred
            securities of subsidiary Wendy's Financing I,
            holding solely Wendy's Convertible Debentures.....                    200,000                200,000

         Shareholders' equity
             Preferred stock, Authorized:  250,000 shares
             Common stock, $.10 stated value per share,
               Authorized:  200,000,000 shares,
               Issued and Exchangeable:
                 137,828,000 and 136,188,000 shares,
                 respectively.................................                     12,238                 12,074
             Capital in excess of stated value................                    455,394                423,144
             Retained earnings................................                  1,337,539              1,211,015
             Accumulated other comprehensive expense..........                    (47,648)               (27,133)
                                                                               ----------             ----------
                                                                                1,757,523              1,619,100
             Treasury stock at cost: 23,568,000 and
              21,978,000 shares, respectively.................                   (530,265)              (492,957)
                                                                               ----------             ----------
                                                                                1,227,258              1,126,143
                                                                               ----------             ----------
                                                                               $2,014,559             $1,957,716
                                                                               ==========             ==========

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                 WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           (In thousands)
                                                                Year-to-Date             Year-to-Date
                                                                   Ended                     Ended
                                                             September 30, 2001        October 1, 2000
                                                             ------------------        ---------------
Net cash provided by operating
    activities.......................................            $  236,085               $  209,451
                                                                 ----------               ----------
Cash flows from investing activities
    Proceeds from asset dispositions.................                25,477                   40,688
    Capital expenditures.............................              (213,451)                (214,313)
    Acquisition of franchises........................                (1,543)                  (1,555)
    Payments on notes receivable.....................                11,465                    4,369
    Other investing activities.......................                (7,782)                  (2,729)
                                                                 ----------               ----------
        Net cash used in investing activities........              (185,834)                (173,540)
                                                                 ----------               ----------
Cash flows from financing activities
    Proceeds from issuance of common stock...........                28,113                    4,513
    Repurchase of common shares......................               (37,308)                 (93,435)
    Principal payments on long-term
      obligations....................................                (2,752)                  (3,481)
    Dividends paid on common and
      exchangeable shares............................               (20,545)                 (20,745)
                                                                 ----------               ----------
      Net cash used in financing activities..........               (32,492)                (113,148)
                                                                 ----------               ----------
Increase (decrease) in cash and cash
      equivalents....................................                17,759                  (77,237)
Cash and cash equivalents at beginning of
      period.........................................               169,718                  210,785
                                                                 ----------               ----------
Cash and cash equivalents at end of period...........            $  187,477               $  133,548
                                                                 ==========               ==========

Supplemental disclosures of cash flow information:
    Interest paid....................................            $   18,428               $   18,231
    Capitalized lease obligations incurred...........                 4,051                    7,600
    Income taxes paid................................                50,739                   69,431
    Acquisition of franchises:
       Fair value of assets acquired, net............                 1,543                    1,555
       Cash paid.....................................                 1,543                    1,555

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                 WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  MANAGEMENT'S STATEMENT
-------------------------------
     In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy's International, Inc. and Subsidiaries (the Company) as of September 30, 2001 and December 31, 2000 and the condensed results of operations and comprehensive income (see Note 3) for the quarters and year-to-date periods ended September 30, 2001 and October 1, 2000 and cash flows for the year-to-date periods ended September 30, 2001 and October 1, 2000. All of these financial statements are unaudited with the exception of the December 31, 2000 balance sheet. The Notes to the audited Consolidated Financial Statements, which are contained in the Financial Statements and Other Information furnished with the Company's 2001 Proxy Statement, should be read in conjunction with these Consolidated Condensed Financial Statements.

NOTE 2.  NET INCOME PER SHARE
-----------------------------
     Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations include assumed conversions of stock options, net of shares repurchased from proceeds, and company-obligated mandatorily redeemable preferred securities, when dilutive, and the elimination of related expenses, net of income taxes. Options to purchase 3.2 million shares and 5.1 million shares of common stock in the current quarter and year-to-date, and 6.4 million shares in the prior year quarter and year-to-date, were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they are antidilutive.

     The computations of basic and diluted earnings per common share are shown below:

                                                          Quarter             Quarter           Year-to-Date       Year-to-Date
                                                           Ended               Ended               Ended               Ended
                                                       Sept. 30, 2001       Oct. 1, 2000       Sept. 30, 2001      Oct. 1, 2000
                                                       --------------       ------------       --------------      ------------
                                                                          (In thousands, except per share data)
     Income for computation of basic earnings
       per common share............................       $ 52,356            $ 48,617            $147,069           $135,220
     Interest savings (net of income taxes) on
       assumed conversions.........................          1,598               1,585               4,793              4,755
                                                          --------            --------            --------           --------
     Income for computation of diluted
       earnings per common share...................       $ 53,954            $ 50,202            $151,862           $139,975
                                                          ========            ========            ========           ========
     Weighted average shares for computation
       of basic earnings per common share..........        114,205             113,392             114,132            114,501
     Dilutive stock options........................          1,391                 351               1,253                385
     Assumed conversions...........................          7,573               7,573               7,573              7,573
                                                          --------            --------            --------           --------
     Weighted average shares for computation
       of diluted earnings per common share........        123,169             121,316             122,958            122,459
                                                          ========            ========            ========           ========

     Basic earnings per common share...............       $   0.46            $   0.43            $   1.29           $   1.18
                                                          ========            ========            ========           ========
     Diluted earnings per common share.............       $   0.44            $   0.41            $   1.24           $   1.14
                                                          ========            ========            ========           ========

NOTE 3.  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
------------------------------------------------------------------
The components of other comprehensive expense and total comprehensive income are shown below:

                                                        Quarter            Quarter        Year-to-Date       Year-to-Date
                                                         Ended              Ended             Ended              Ended
                                                     Sept. 30, 2001     Oct. 1, 2000     Sept. 30, 2001      Oct. 1, 2000
                                                     --------------     ------------     --------------      ------------
                                                                                (In thousands)
Net income........................................     $ 52,356            $48,617          $147,069            $135,220
Other comprehensive expense:
Translation adjustments...........................      (17,422)            (6,559)          (20,515)            (14,337)
                                                       --------            -------          --------            --------
Comprehensive income..............................     $ 34,934            $42,058          $126,554            $120,883
                                                       ========            =======          ========            ========

The translation adjustments change of $10.9 million in the current quarter and $6.2 million year-to-date both reflect a more significant weakening of the Canadian dollar during 2001 versus 2000.

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

                                               Wendy's       Tim Hortons          Total
                                               -------       -----------          -----
                                                           (In thousands)
Quarter Ended Sept. 30, 2001
----------------------------
Revenues                                     $  466,106        $144,286        $  610,392
Income before income taxes                       78,742          35,563           114,305
Capital expenditures                             61,553          18,775            80,328
Quarter Ended Oct. 1, 2000
--------------------------
Revenues                                     $  444,046        $133,550        $  577,596
Income before income taxes                       76,083          29,710           105,793
Capital expenditures                             59,933          17,850            77,783
Year-to-Date Ended Sept. 30, 2001
---------------------------------
Revenues                                     $1,361,454        $414,086        $1,775,540
Income before income taxes                      227,035          96,281           323,316
Capital expenditures                            159,139          54,312           213,451
Year-to-Date Ended Oct. 1, 2000
-------------------------------
Revenues                                     $1,283,879        $380,766        $1,664,645
Income before income taxes                      216,747          83,309           300,056
Capital expenditures                            158,919          55,394           214,313

A reconciliation of reportable segment income before income taxes to consolidated income before income taxes follows:

                                                           Quarter           Quarter          Year-to-Date       Year-to-Date
                                                            Ended             Ended              Ended               Ended
                                                       Sept. 30, 2001      Oct. 1, 2000       Sept. 30, 2001      Oct. 1, 2000
                                                       --------------      ------------       --------------      ------------
                                                                                      (In thousands)
Income before income taxes..........................      $114,305           $105,793            $323,316           $300,056
Corporate charges...................................       (31,200)           (28,007)            (89,873)           (83,704)
                                                          --------           --------            --------           --------
Consolidated income before income taxes.............      $ 83,105           $ 77,786            $233,443           $216,352
                                                          ========           ========            ========           ========

Corporate charges include certain overhead costs and net interest expense.

NOTE 5.  SUBSEQUENT EVENT AND RELATED PARTY TRANSACTION
-------------------------------------------------------
On October 18, 2001, the Company agreed to purchase 9.7 million exchangeable shares of WENTIM, LTD., a subsidiary of the Company, which shares were exchangeable into 9.7 million common shares of the Company, from Ronald V. Joyce, co-founder of Tim Hortons, and entities wholly owned by Mr. Joyce. The purchase price per share was $25.75, a 3% discount to the closing price of the Company's common shares on October 18. The transaction reduced the Company's shares outstanding by 9.7 million. Mr. Joyce continues to own 5.7 million exchangeable shares. The Company used approximately $50 million in available cash to complete the transaction and borrowed the remainder through the issuance of short-term commercial paper.

Separate from the payment of the purchase price for the shares, the Company also paid $3.5 million, plus applicable taxes, to Mr. Joyce for ongoing consulting services and personality rights, and to terminate the employment agreement between Mr. Joyce and one of the subsidiaries of the Company.

In November 2001, the Company issued $200 million of 6.25% senior notes due November 15, 2011. The net proceeds from the issuance of this debt were used to pay off approximately $200 million in short-term debt borrowed in connection with the 9.7 million share repurchase.

                 WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

The Company's diluted earnings per common share increased 7.3% to $.44 in the current quarter, and 8.8% to $1.24 in the year-to-date period. In the quarter, consolidated revenues increased 5.7% to $610 million and systemwide sales increased 7.0% to $2.2 billion. Year-to-date, consolidated revenues increased 6.7% to $1.8 billion and systemwide sales increased 7.5% to $6.2 billion. Consolidated revenues include sales from company operated units, as well as royalties, rents and franchise fees from franchise restaurants. Systemwide sales include sales from both company and franchise restaurants. Average same-store sales increased for both Wendy's and Tim Hortons Canadian and U.S. restaurants during the quarter and year-to-date.


WENDY'S
Retail Sales
Wendy's retail sales for the third quarter 2001 increased $17.6 million, or 4.6%, to $399.8 million, and $64.9 million, or 5.9%, to $1.2 billion for year-to-date 2001. Of this total, domestic Wendy's retail sales increased 5.7% to $359.0 million in the quarter, and 7.0% to $1.0 billion for the year-to-date. For domestic company operated Wendy's, average restaurant sales increased 1.2% to $343,875 per restaurant in the quarter, and 1.6% to $1.0 million year-to-date. Average same-store sales in Wendy's domestic company restaurants increased 1.6% in the quarter and 1.9% for the year-to-date. The average number of transactions in domestic company operated Wendy's decreased .4% in the quarter and year-to-date, while the average check increased 2.0% in the quarter and 2.4% year-to-date. In addition, domestic selling prices increased 1.2% in the quarter and 1.7% year-to-date. In the third quarter and year-to-date, the average number of Wendy's company operated domestic restaurants increased by 45 and 53, respectively, compared to the prior year quarter and year-to-date.

Canadian Wendy's retail sales increased $1.5 million, or 5.7% in the third quarter, and $6.7 million, or 8.9% for the year-to-date. Canadian Wendy's same-store sales for company operated restaurants, in local currency, increased 4.5% in the quarter and 5.5% year-to-date. With the closure of the Company's Argentina market in fourth quarter 2000, other international retail sales decreased $3.9 million in the quarter and $12.0 million year-to-date.

Franchise Revenues
Wendy's franchise revenues increased $4.4 million, or 7.2%, to $66.3 million in the quarter, and increased $12.6 million, or 7.0%, to $194.6 million year-to-date. Royalties, before reserves, increased $3.8 million, or 7.5%, to $54.6 million in the quarter, and increased $10.6 million, or 7.3%, to $155.7 million year-to-date. This was primarily a result of an average of 168 more Wendy's domestic franchise restaurants being open in the current quarter compared to the prior year quarter and an average of 170 more restaurants open year-to-date. In addition, average net sales at franchise domestic restaurants increased 2.9% to $302,282 in the quarter and 2.7% to $872,058 year-to-date. In local currency, Canadian Wendy's same-store franchise sales increased 3.3% in the quarter and 3.8% year-to-date, while other international same-store franchise sales decreased .1% in the quarter and 1.1% year-to-date. Total Wendy's franchise restaurants open at quarter-end were 4,754 and 4,543, respectively, in 2001 and 2000.

Cost of Sales and Restaurant Operating Costs
Wendy's cost of sales increased $16.1 million, or 7.1%, to $241.7 million in the quarter, and $49.3 million, or 7.5%, to $705.0 million year-to-date. Of this total, Wendy's domestic restaurant cost of sales increased 8.2% to $216.1 million in the quarter, and 8.6% to $631.5 million year-to-date. Wendy's domestic cost of sales as a percent of Wendy's domestic retail sales, increased 1.4% in the quarter and .8% year-to-date. Domestic food costs, as a percent of domestic retail sales, increased .9% in the quarter and .4% year-to-date, primarily reflecting an increase in beef costs of 16.4% in the quarter and 12.8% year-to-date, and an increase in tomato costs of 10.6% year-to-date. These costs were partly offset by a selling price increase of 1.2% for the quarter and 1.7% year-to-date. Domestic labor costs, as a percent of sales, increased .6% in the quarter and year-to-date, reflecting an increase in the average hourly crew rate of 3.3% in the quarter and 3.7% year-to-date, and average sales increases insufficient to leverage labor costs.

As a percent of retail sales, Canadian Wendy's cost of sales increased 1.8% in the quarter and .9% year-to-date, reflecting higher commodity prices. Other international restaurants reduced cost of sales by $2.5 million in the quarter and $7.4 million year-to-date, primarily due to the closure of the Argentina market.

Wendy's company restaurant operating costs increased $3.6 million, or 3.8%, to $98.7 million in the quarter, and $19.2 million, or 7.1%, to $290.7 million year-to-date. Of this total, domestic Wendy's company restaurant operating costs increased 6.5% to $91.3 million in the quarter, and 9.9% to $268.5 million, year-to-date. As a percent of retail sales, domestic restaurant costs increased
 .1% in the quarter and .7% for the year-to-date. The quarter reflected higher pension costs offset by reduced insurance and performance-based bonus expense. The year-to-date included higher pension and utility expenses.

The factors discussed above resulted in Wendy's domestic company operating margin decreasing 1.7% to 15.1% in the quarter and 1.6% to 15.1% for the year-to-date.

Canadian Wendy's company restaurant operating costs increased $1.4 million year-to-date. As a percent of retail sales, Canadian Wendy's company restaurant operating costs were 24.2% and 25.4% for third quarter and year-to-date 2001, versus 24.9% and 25.8% for the prior year quarter and year-to-date. Other international restaurant operating costs decreased $2.1 million in the quarter and $6.4 million year-to-date, reflecting the closure of the Argentina market.

Operating Costs
Wendy's operating costs decreased 1.5% to $4.1 million in the quarter reflecting a prior year rent adjustment on a surplus property lease. Year-to-date, operating costs increased 5.8% to $11.4 million, reflecting higher percentage rent due to higher average sales and additional rental properties.


TIM HORTONS
Retail Sales
Tim Hortons (Hortons) retail sales increased $3.3 million, or 3.8%, to $89.5 million in third quarter 2001, and $16.4 million, or 6.7%, to $263.5 million for the year-to-date. Of this total, Canadian warehouse sales (sales of dry goods to franchisees) increased $3.1 million, or 4.4% to $73.8 million in the quarter, and $18.1 million, or 9.1%, to $217.1 million year-to-date. This reflected the increase in the number of Hortons' Canadian franchised restaurants serviced and same-store sales growth in local currency of 6.4% for the quarter and 7.7% for the year-to-date. Retail sales in the U.S. decreased $1.2 million in the quarter and $5.6 million year-to-date, reflecting the strategy to sell most of the company operated restaurants to franchisees.

Franchise Revenues
Hortons franchise revenues, before reserves, increased $7.4 million, or 15.7%, to $54.7 million in third quarter 2001, and $16.9 million, or 12.6% to $150.6 million for the year-to-date. Canadian royalties increased 10.4% to $11.0 million in the quarter, and 12.3% to $31.5 million year-to-date. Canadian rental income from restaurants leased to franchisees increased 15.4% to $32.2 million in the quarter, and 16.0% to $90.8 million for the year-to-date. These increases reflected the increase in the number of Canadian franchise restaurants open and the same-store sales growth in local currency of 6.4% for the quarter and 7.7% for the year-to-date.

Franchise fees increased $2.1 million in the quarter, reflecting more restaurants franchised in the current year quarter compared to the prior year. Year-to-date, franchise fees decreased $481,000, reflecting the weakening in the Canadian exchange rate (see Note 3). In Canadian dollars, franchise fees increased $3.5 million in the quarter and $700,000 year-to-date.

Cost of Sales
The Hortons' Canadian warehouse cost of sales increased $1.8 million, or 3.1%, to $58.1 million in the quarter, and increased $13.8 million, or 8.7%, to $172.0 million year-to-date. The increase in each period reflects additional sales to

Canadian franchisees due to the increased number of restaurants serviced and higher average sales per restaurant. Warehouse cost of sales, as a percent of warehouse sales, decreased to 78.6% in the third quarter 2001 from 79.6% in 2000, and decreased to 79.2% from 79.5% in the year-to-date period. The decrease in each period reflects commodity prices and product mix. Hortons U.S. cost of sales decreased $1.2 million in the quarter and $4.5 million year-to-date, reflecting the strategy to franchise most of the company operated restaurants.

Operating Costs
Hortons operating costs increased $2.7 million, or 16.2%, to $19.6 million in the quarter, and increased $4.6 million, or 9.2%, to $54.1 million year-to-date. Canadian Hortons rent expense increased 7.2% to $7.8 million in the quarter, and 9.2% to $23.5 million year-to-date, reflecting the growth in the number of properties being leased and then subleased to Canadian franchisees, as well as higher percentage rent due to higher sales. Cost of equipment increased 27.6% to $5.9 million in the quarter and .4% to $14.0 million year-to-date due to a increase in the number of units being franchised in the current year. Costs of operating and maintaining Canadian warehouse operations increased 13.8% to $4.6 million in the quarter, and increased 16.6% to $13.0 million for the year-to-date.


CONSOLIDATED
General and Administrative Expenses
Company general and administrative expenses for the third quarter 2001 increased 3.1% to $54.6 million and 3.8% to $161.7 million for the year-to-date. As a percent of revenues, costs were .3% lower in the quarter at 8.9% versus 9.2% last year. For the year-to-date, costs were .3% lower at 9.1% versus 9.4% last year. The dollar increase in 2001 primarily reflects an increase in salaries and benefits, as well as legal and professional fees. In the quarter, these increases were partly offset by reduced performance-based bonus expense.

Depreciation and Amortization Expenses
Depreciation and amortization expenses for the quarter and year-to-date increased over 2000 reflecting the Company's information technology initiatives and additional restaurant development.

Other Expense
Other expense decreased $5.5 million in the year-to-date period, reflecting higher charges incurred in the prior year for a legal reserve, executive search charges and store closures. The year-to-date period also reflected an increase in international reserves last year, versus a reduction in the current year.

Interest, Net
Interest income decreased $1.2 million in the quarter and $2.4 million for the year-to-date reflecting lower overall interest income rates available in the current economy. Interest expense was substantially the same in the current quarter and year-to-date in comparison to the prior year.

Foreign Currency
The primary currency exposure the Company has is to the Canadian dollar. The results of Wendy's and Tim Hortons' Canadian operations are translated into U.S. dollars. The change in the Canadian dollar this year versus last year reduced earnings per share by approximately $.024 for year-to-date 2001, related to translating Canadian operations.


                              INTERNATIONAL CHARGES
                              ---------------------
In the fourth quarter 2000, the Company recorded a pretax charge of $18.4 million related to the termination of operations in Argentina. This charge included $6.8 million for asset impairment charges, $1.7 million for lease termination costs, $3.2 million in employee-related costs, and $6.7 million in other closure costs. At year-end 2000, $3.5 million of accrued expenses for closure and employee costs remained, however, substantially all of these obligations were settled by the end of the third quarter. The resolution of these issues has not resulted in any material income impact in the year-to-date financial statements.

                              COMPREHENSIVE INCOME
                              --------------------
Comprehensive income decreased $7.1 million in the quarter and increased $5.7 million year-to-date. The decrease in comprehensive income in the quarter reflects an increase of $3.7 million in reported income offset by a decrease of $10.9 million due to the weakening Canadian exchange rate during the current quarter. The increase in comprehensive income year-to-date reflects an increase of $11.9 million in reported income offset by a decrease of $6.2 million due to the weakening in the Canadian exchange rate (see Note 3).


                              FINANCIAL CONDITION
                              -------------------
The Company's financial condition continues to be very strong at the end of the third quarter of 2001. The long-term debt to equity and debt-to-total capitalization ratios were 20% and 17%, respectively, at September 30, 2001. Cash flow from operations was $236 million for the year-to-date 2001, and $209 million for the prior year. Year-to-date through September 30, 2001, cash of $37.3 million was used to repurchase 1.6 million common shares. A total of $529 million in cash has been used to purchase 23.4 million shares since 1998. Capital expenditures amounted to $213 million for 2001 compared with $214 million for 2000. Please refer to Note 5 for a material change in our financial position after the third quarter. The Company borrowed $200 million, and in addition, used $50 million of cash on hand to purchase 9.7 million shares of common stock.


                                    OUTLOOK
                                    -------
The Company continues to employ its strategic initiatives as outlined in the Financial Statements and Other Information furnished with the Company's 2001 Proxy Statement. These initiatives include leveraging the Company's core assets, growing same-store sales, improving store-level productivity to enhance margins, improving underperforming operations, repurchasing common shares and implementing new technology initiatives. The Company intends to allocate resources to improve long-term return on assets and invested capital, and to remain focused on established operational strategies of exceeding customer expectations, fostering a performance-driven culture, delivering a balanced message of brand equity plus value in marketing and growing a healthy restaurant system. New restaurant development continues to be very important. The Company also intends to evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures. The Company's long-term goal for EPS growth continues to be in the 12% to 15% range, excluding unusual items. The Company anticipates current year EPS will be in the $1.64 to $1.67 range. In 2000, the Company earned $1.44, which included a $.09 charge related to the closure of the Argentina market.

The Company currently anticipates that more than 500 new Wendy's and Hortons restaurants could be opened systemwide (both company and franchise) during 2001, subject to the continued ability of the Company and its franchisees to complete permitting and meet other conditions and to comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. Year-to-date 2001, there have been 309 new restaurants opened, which is the same amount as the prior year. For the entire year 2000, 552 new restaurants opened.

Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities should provide for the Company's projected short and long-term cash requirements, including cash for capital expenditures, future acquisitions of restaurants from franchisees or other corporate purposes. As part of its strategic initiatives, the Company took a number of actions in October, 2001 to increase its financial flexibility to respond to potential opportunities and cash requirements. The actions included the establishment of a commercial paper program, increasing available lines of credit from $167 million to $200 million and filing a shelf registration statement on Form S-3 with the Securities and Exchange Commission to issue up to $500 million of securities. The Company borrowed $200 million under the commercial paper program to partially fund the purchase of 9.7 million shares described above. On November 7, 2001, the Company issued $200 million of 6.25% senior notes due November 15, 2011 and used the proceeds to repay the commercial paper. Standard & Poor's and Moody's rate the Company's senior unsecured debt BBB+ and Baa-1, respectively. Standard & Poor's changed its outlook from stable to negative following the 9.7 million share purchase. The Company is committed to a strong capital structure and financial profile, and intends to maintain an investment grade rating. If additional funds are needed for mergers, acquisitions or other strategic investments, the Company believes it could borrow additional cash and still maintain its investment grade rating.

Long term, the Company does not have significant term debt maturities until 2005. The Company believes it will be able to pay or refinance future term debt obligations based on its strong financial condition and sources of cash described in the preceding paragraph.


                                   MARKET RISK
                                   -----------

The Company's debt is primarily denominated in U.S. dollars, at fixed interest rates, which limits financial instruments risk. Therefore, the Company does not currently utilize any derivatives to alter interest rate risk. Currency exposure is predominately related to Canadian operations, since cash exposure outside North America is primarily limited to royalties. The Canadian currency has been reasonably stable over time, however, in recent months the Canadian dollar has weakened which reduces the U.S. dollar benefit of Canadian operations. The Company currently does not hedge its cash flow exposure to Canadian currency fluctuations, however, we are monitoring the situation closely. A change of $.01 in the currency exchange rate would change U.S. dollar pretax income from Canadian operations approximately $900,000 for the year. Also, the Company does not hedge its exposure to currency fluctuations related to royalty collections outside North America, because it does not believe the risk is material.

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

In June 2001, Financial Accounting Standard Number 143 - "Accounting for Asset Retirement Obligations" was issued. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement addresses accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

In August 2001, Financial Accounting Standard Number 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. This statement supersedes Financial Accounting Standard Number 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion Number 30 - "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. This statement addresses accounting and reporting standards for the impairment or disposal of long-lived assets. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2002.

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

The number of systemwide restaurants open as of September 30, 2001 and October 1, 2000 was as follows:

                                     2001          2000
                                     ----          ----
   Wendy's
   -------
   Company....................       1,175       1,135
   Franchise..................       4,754       4,543
                                     -----       -----
   Total Wendy's..............       5,929       5,678
                                     =====       =====

   Tim Hortons
   -----------
   Company....................          97         106
   Franchise..................       1,989       1,789
                                     -----       -----
   Total Hortons..............       2,086       1,895
                                     =====       =====

   Total System...............       8,015       7,573
                                     =====       =====

                           Part II: OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Index to Exhibits on Page 19.

(b) No report on Form 8-K was filed during the quarter ended September 30, 2001.

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


Date:  11/13/01           /s/ Kerrii B. Anderson
      ---------           -----------------------------
                          Kerrii B. Anderson
                          Executive Vice President and
                          Chief Financial Officer

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS



 Exhibit
  Number                   Description                  Page No.
  ------                   -----------                  --------



    99                  Safe Harbor Under               20 - 21
                      the Private Securities
                  Litigation Reform Act of 1995



The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instrument do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.