Form 10-K405
period 2001-12-30
WENDYS INTERNATIONAL INC
filed 2002-03-26
CIK 105668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2001
                          -----------------

( ) TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission File Number: 1-8116

                           WENDY'S INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                       31-0785108
-------------------------------               ----------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio      43017-0256
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code     614-764-3100
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:
--------------------------------------------------------------------------------

    Title of each class               Name of each exchange on which registered
--------------------------------      -----------------------------------------
Common Shares, $.10 stated value             New York, Boston, Chicago,
(106,717,000 shares outstanding              Pacific and Philadelphia
       at March 4, 2002)                          Stock Exchanges

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 4, 2002 was $3,315,725,000.

Documents incorporated by reference:
      Portions of the Annual Report to Shareholders set forth in the Financial Statements and Other Information furnished with the Definitive 2002 Proxy Statement dated March 5, 2002 are incorporated by reference into Parts I and II. Portions of the Definitive 2002 Proxy Statement dated March 5, 2002 are incorporated by reference into Part III.
Exhibit index on pages 15-17.

PART I

ITEM 1. BUSINESS


-------------------------------------------------------------------------------
THE COMPANY

                     Wendy's International, Inc. was incorporated in 1969 under the laws of the State of Ohio. Wendy's International, Inc. and its subsidiaries are collectively referred to herein as the "Company."

                     The Company is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants. At December 30, 2001, there were 6,043 Wendy's restaurants (Wendy's) in operation in the United States and in 26 other countries and territories. Of these restaurants, 1,228 were operated by the Company and 4,815 by the Company's franchisees.

                     Additionally, at December 30, 2001, the Company and its franchisees operated 2,163 Tim Hortons (Hortons) restaurants in Canada and the United States. Of these restaurants open at December 30, 2001, only 97 were company operated.

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

                     The New Bakery Co. of Ohio, Inc., (Bakery) a wholly-owned subsidiary of the Company, is a producer of buns for Wendy's restaurants. At December 30, 2001, the Bakery supplied 650 restaurants operated by the Company and 2,104 restaurants operated by franchisees. At the present time, the Bakery does not manufacture or sell any other products.

                     See Notes 6 and 13 on pages AA-20, AA-21, AA-25 and AA-26 of the Financial Statements and Other Information furnished with the Company's 2002 Proxy Statement, which Notes are incorporated herein by reference, for further information regarding revenues, income before income taxes and total assets attributable to the Company's segments.


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

-------------------------------------------------------------------------------
TRADEMARKS AND SERVICE MARKS OF THE COMPANY

                     The Company has registered certain trademarks and service marks in the United States Patent and Trademark office and in international jurisdictions, some of which include "Wendy's", "Wendy", "Old Fashioned Hamburgers", "Quality Is Our Recipe", "Tim Hortons", "TimBits" and "Your Friend Along the Way". The Company believes that these and other related marks are of material importance to the Company's business. Domestic trademarks and service marks expire at various times from 2002 to 2014, while international trademarks and service marks have various durations of five to 20 years. The Company generally intends to renew trademarks and service marks which expire.

                     The Company entered into an Assignment of Rights Agreement with the Company's Founder, R. David Thomas, and his wife dated as of November 5, 2000 (the "Assignment"). The Company has used Mr. Thomas, who was Senior Chairman of the Board until his death on January 8, 2002, as a spokesperson and focal point for its products and services for many years, and with the efforts and attributes of Mr. Thomas has, through its extensive investment in the advertising and promotional use of Mr. Thomas' name, likeness, image, voice, caricature, endorsement rights and photographs (the "Thomas Persona"), made the Thomas Persona well known in the U.S. and throughout North America and a valuable asset for both the Company and Mr. Thomas. Under the terms of the Assignment the Company acquired the entire right, title, interest and ownership in and to the Thomas Persona, including the sole and exclusive right to commercially use the Thomas Persona.

                     In 2001, the Company acquired rights for the continued use of the name and likeness of Mr. Ronald V. Joyce, a former director of the Company, following his retirement from the Company in 2001.


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

                     See Notes 8 and 9 on page AA-23 of the Financial Statements and Other Information furnished with the Company's 2002 Proxy Statement, which Notes are incorporated herein by reference, for further information regarding acquisitions and dispositions.


-------------------------------------------------------------------------------
INTERNATIONAL OPERATIONS

                     Markets in Canada are currently being developed for both company owned and franchised restaurants. The Company has granted development rights for the countries and territories listed under Item 2 on page 7 of this Form 10-K.


-------------------------------------------------------------------------------
FRANCHISED WENDY'S RESTAURANTS

                     As of December 30, 2001, the Company's franchisees operated 4,815 Wendy's restaurants in 50 states, the District of Columbia and 25 other countries and territories.

                     The rights and franchises under which most franchised restaurants in the United States are operated are set forth in one basic document, the Unit Franchise Agreement. This document gives the franchisee the right to construct, own and operate a Wendy's restaurant upon a site accepted by Wendy's and to use the Wendy's system in connection with the operation of the restaurant at that site.

                     Wendy's has in the past franchised under different agreements on a multi-unit basis; however, now it is generally the intent of the Company to grant new franchises on a unit-by-unit basis.

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

                     The Wendy's Unit Franchise Agreement requires that the franchisee pay a royalty of 4% of gross sales, as defined in the agreement, from the operation of the restaurant. The agreement typically requires that the franchisee pay the Company a technical assistance fee. In the United States, the technical assistance fee required under newly executed Unit Franchise Agreement is currently $25,000 for each restaurant.

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

                     See Schedule II on page 14 of this Form 10-K, and Management's Review and Outlook on pages AA-1 through AA-10 and Note 10 on page AA-23 of the Financial Statements and Other Information furnished with the Company's 2002 Proxy Statement (Management's Review and Outlook and Note 10 are incorporated herein by reference) for further information regarding reserves, commitments and contingencies involving franchisees.


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


-------------------------------------------------------------------------------
ADVERTISING AND PROMOTIONS

                     Products sold by Wendy's restaurants are advertised through television, radio, newspapers, the internet and a variety of promotional campaigns. The Company attempts to keep franchisees informed of current advertising techniques and effective promotions. The Company's advertising materials are also made available to the franchisees. Both the Restaurant Franchise Agreement and the Wendy's Unit Franchise Agreement provide that franchisees will spend 4% of their gross sales, as defined in the applicable agreement, for advertising and promotions. The Restaurant Franchise Agreement specifies 2% is to be spent on local and regional advertising (including in many cases cooperative advertising) and 2% is the required contribution to The Wendy's National Advertising Program, Inc. (WNAP). Under the Restaurant Franchise Agreement, the Company has the ability to increase the required local and regional expenditures to 3%, for a total of 5% for advertising and promotions, subject to certain conditions.

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

                     In 1999, a systemwide vote was taken to approve reallocation of the 4% advertising and promotions percentage through the end of fiscal year 2001, such that the 4% was reallocated as 2.5% toward national advertising and 1.5% toward local and regional advertising. In 2001, a systemwide vote was taken to increase the national advertising contribution rate to 3% for fiscal years ended 2002 and 2003 and reduce the local and regional advertising rate to 1%. In 2004, these minimum requirements will revert back to 2% for national and 2% for local and regional advertising unless a new systemwide vote in 2003 reapproves reallocation for 2004.

                     In 2001, 2000 and 1999, approximately $162 million, $152 million and $144 million, respectively, was spent on advertising, promotions and related expenses by WNAP. WNAP is a not-for-profit corporation which was established to collect and administer the funds contributed by the Company and all domestic franchisees. WNAP's Trustees are comprised of representatives of both the Company and its franchisees.

                     Products sold by Wendy's Canada franchise and corporate restaurants are advertised through television, radio and a variety of promotional campaigns. Wendy's Canadian Advertising Program Inc. (WCAP) provides Wendy's Canada corporate and franchise restaurants (excluding Quebec, where all advertising in done locally) with in-store advertising and promotional materials. WCAP currently collects approximately 2.75% of monthly gross sales, as defined in the franchise agreement, from Wendy's Canada franchise and corporate restaurants (excluding Quebec) as contributions to this fund. During 2001, 2000 and 1999, approximately $9.7 million, $9.0 million and $8.1 million, respectively, was spent by WCAP.

                     Products sold by Hortons restaurants are advertised through television, radio, newspapers and a variety of promotional campaigns. Hortons provides franchisees with in store advertising and promotional materials. Tim Hortons Canada currently collects 4% of monthly gross sales, as defined in the franchise agreement, from franchisees as a contribution to the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (Ad Fund). For the 2001 calendar year, the contribution percentage was voluntarily and temporarily reduced to 3.75% pursuant to a decision made by the franchisees. Tim Hortons U.S. collects 4% of monthly gross sales, as defined in the franchise agreement, from franchisees as a contribution to The Tim's National Advertising Program (TNAP). During 2001, 2000 and 1999, approximately $51 million, $48 million and $40 million, respectively, was spent by the Ad Fund and approximately $5.8 million, $4.5 million and $4 million, respectively, was spent by TNAP.

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

                     See Note 12 on page AA-24 and AA-25 of the Financial Statements and Other Information furnished with the Company's 2002 Proxy Statement, which Note is incorporated herein by reference, for further information regarding advertising.


-------------------------------------------------------------------------------
PERSONNEL
                     As of December 30, 2001, the Company employed approximately 44,000 people, of whom approximately 41,000 were employed in company operated restaurants. The total number of full-time employees at that date was approximately 8,400. The Company believes that its employee relations are satisfactory.


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

                     At December 30, 2001, the Company and its franchisees operated 6,043 Wendy's restaurants in the locations listed under Item 2 on page 7 of this Form 10-K. Of the 1,228 company operated Wendy's restaurants, the Company owned the land and building for 541 restaurants, owned the building and held long-term land leases for 433 restaurants and held leases covering land and building for 254 restaurants. The Company's land and building leases are written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 1% to 10%) of annual sales in excess of specified amounts. Some of the real estate owned by the Company is subject to mortgages which mature over various terms. The Company also owned land and buildings for, or leased, 546 Wendy's restaurant locations which were leased or subleased to franchisees. Surplus land and buildings are generally held for sale.

                     At December 30, 2001, there were 2,163 Hortons units, of which all but 97 were franchise operated. Of the 2,066 franchised units, 404 were owned by Hortons and leased to franchisees, 1,195 were leased by Hortons and in turn subleased to a franchisee, with the remainder either owned or leased directly by the franchisee.

                       DOMESTIC WENDY'S       DOMESTIC TIM HORTONS
                       -----------------      --------------------
       STATE           COMPANY FRANCHISE       COMPANY FRANCHISE

      Alabama             -       98              -        -
      Alaska              -       10              -        -
      Arizona            36       44              -        -
     Arkansas             -       56              -        -
    California           20      203              -        -
     Colorado            38       72              -        -
    Connecticut           2       33              -        -
     Delaware             -       18              -        -
      Florida           113      310              -        -
      Georgia            41      218              -        -
       Idaho              -       22              -        -
     Illinois            92      109              -        -
      Indiana             3      165              -        -
       Iowa               -       41              -        -
      Kansas             16       50              -        -
     Kentucky             3      123              1        -
     Louisiana           55       57              -        -
       Maine              2       17              3        2
     Maryland             -      111              -        -
   Massachusetts         50       27              -        -
     Michigan            35      205             23       30
     Minnesota           27       23              -        -
    Mississippi           4       72              -        -
     Missouri            23       64              -        -
      Montana             -       15              -        -
     Nebraska             -       33              -        -
      Nevada              -       48              -        -
   New Hampshire          3       20              -        -
    New Jersey           16      109              -        -
    New Mexico            -       34              -        -
     New York            63      145              2       27
  North Carolina         31      182              -        -
   North Dakota           -        7              -        -
       Ohio             107      322             27       23
     Oklahoma             -       41              -        -
      Oregon             17       40              -        -
   Pennsylvania          82      168              -        -
   Rhode Island           7       11              -        -
  South Carolina          -      112              -        -
   South Dakota           -        9              -        -
     Tennessee            -      172              -        -
       Texas             72      275              -        -
       Utah              48       17              -        -
      Vermont             -        2              -        -
     Virginia            42      145              -        -
    Washington           27       38              -        -
   West Virginia         21       47              1        1
     Wisconsin            -       60              -        -
      Wyoming             -       13              -        -
District of Columbia      -       6               -        -
                      -----    -----             --       --
                      1,096    4,219             57       83
                      =====    =====             ==       ==


                     INTERNATIONAL WENDY'S     INTERNATIONAL TIM HORTONS
                     ---------------------     -------------------------
 COUNTRY/TERRITORY     COMPANY FRANCHISE          COMPANY FRANCHISE

       Aruba              -        3                 -        -
      Bahamas             -        5                 -        -
      Canada            127      212                40    1,983
  Cayman Islands          -        2                 -        -
     Colombia             -        3                 -        -
      Curacao             -        1                 -        -
Dominican Republic        -        6                 -        -
    El Salvador           -        7                 -        -
      Greece              -        9                 -        -
       Guam               3        -                 -        -
     Guatemala            -        7                 -        -
      Hawaii              2        4                 -        -
     Honduras             -       16                 -        -
      Hungary             -        7                 -        -
      Iceland             -        1                 -        -
     Indonesia            -       28                 -        -
      Jamaica             -        2                 -        -
       Japan              -       96                 -        -
      Mexico              -       14                 -        -
    New Zealand           -       14                 -        -
      Panama              -        4                 -        -
    Philippines           -       42                 -        -
    Puerto Rico           -       41                 -        -
   Saudi Arabia           -       13                 -        -
  United Kingdom          -        2                 -        -
     Venezuela            -       55                 -        -
  Virgin Islands          -        2                 -        -
                      -----    -----                --       --
                        132      596                40    1,983
                      =====    =====                ==    =====

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

                     This information is incorporated herein by reference from page AA-30 of the Financial Statements and Other Information furnished with the Company's 2002 Proxy Statement.

--------------------------------------------------------------------------------
ITEM 6. SELECTED FINANCIAL DATA

                     This information is incorporated herein by reference from page AA-30 of the Financial Statements and Other Information furnished with the Company's 2002 Proxy Statement.

--------------------------------------------------------------------------------
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Management's Review and Outlook on pages AA-1 through AA-10 of the Financial Statements and Other Information furnished with the Company's 2002 Proxy Statement is incorporated herein by reference.

--------------------------------------------------------------------------------
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                     This information is incorporated herein by reference from page AA-6 of the Management's Review and Outlook in the Financial Statements and Other Information furnished with the Company's 2002 Proxy Statement.

--------------------------------------------------------------------------------
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     The Consolidated Financial Statements of the Company at December 30, 2001 and December 31, 2000, and for each of the three fiscal years in the periods ended December 30, 2001, December 31, 2000 and January 2, 2000, and the Report of Independent Accountants on these Consolidated Financial Statements are incorporated herein by reference from pages AA-11 through AA-28 of the Financial Statements and Other Information furnished with the Company's 2002 Proxy Statement.

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


EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                      AGE                     POSITION WITH COMPANY                   OFFICER SINCE
John T. Schuessler        51          Chairman of the Board, Chief Executive Officer and      1983
                                      President, Director

Kerrii B. Anderson        44          Executive Vice President and Chief Financial Officer,
                                      Director                                                2000

Thomas J. Mueller         50          President and Chief Operating Officer -
                                      Wendy's North America                                   1998

Donald F. Calhoon         50          Executive Vice President                                1984

Kathie T. Chesnut         50          Executive Vice President                                1990

George Condos             48          Executive Vice President                                1982

Leon M. McCorkle, Jr.     61          Executive Vice President, General Counsel and Secretary 1998

Kathleen A. McGinnis      50          Executive Vice President                                1989

Ronald E. Musick          61          Executive Vice President, Director                      1986

John F. Brownley          59          Senior Vice President and Treasurer                     1981

Jonathan F. Catherwood    40          Senior Vice President                                   2001

John M. Deane             47          Senior Vice President                                   2001

Brion G. Grube            50          Senior Vice President                                   1990

Lawrence A. Laudick       54          Senior Vice President, General Controller and           1976
                                      Assistant Secretary

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

Mr. Schuessler joined the Company in 1976. He served in Company Operations as Regional Vice President from 1983 to 1984, Zone Vice President from 1984 to 1986, and Division Vice President from 1986 until 1987, when he was promoted to Senior Vice President of the Northeast Region. In 1995, Mr. Schuessler was promoted to Executive Vice President of U.S. Operations. He was named President and Chief Operating Officer, U.S. Operations in 1997, and Chief Executive Officer and President on March 16, 2000. Mr. Schuessler was also named Chairman of the Board on May 1, 2001.

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

Mrs. Chesnut joined the Company in 1990 as Vice President, Special Projects. In 1991, Mrs. Chesnut was named Vice President, Research and Development and in 1994, she was promoted to Senior Vice President, Research and Development, Quality Assurance and Purchasing. In 2000, Mrs. Chesnut was promoted to Executive Vice President, Research and Development, Quality Assurance and Supply Chain Management. In 2001, Mrs. Chesnut assumed the responsibilities for corporate business development. Prior to joining the Company, she was with Showbiz Pizza Time, Inc. as Director of Research and Development.

Mr. McCorkle joined the Company in 1998 as Senior Vice President and General Counsel. He was also named Secretary of the Company in 2000. In 2001, Mr. McCorkle was named Executive Vice President. Prior to joining the Company, he was a senior partner of Vorys, Sater, Seymour and Pease LLP.

Mrs. McGinnis joined the Company in 1989 as Senior Vice President - Human Resources and Training. In 2000, Mrs. McGinnis was named Executive Vice President - Human Resources and Training.

Mr. Catherwood joined the Company in 2001 as Senior Vice President of Mergers and Acquisitions. Prior to joining the Company, he was a general partner at the Windsor Group, LLC.

Mr. Deane joined the Company in 2001 as Senior Vice President and Chief Information Officer. Prior to joining the Company, he was President of Clipper Management Inc. from 1999 to 2001. Prior to that time, Mr. Deane was Chief Information Officer of MedPartners Inc., now Caremark Rx, Inc.

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

The information required by these Items, other than the information set forth above, is omitted and incorporated herein by reference from the Company's 2002 Proxy Statement dated March 5, 2002. However, no information set forth in the 2002 Proxy Statement regarding the Audit Committee Report (page 10), the Report of the Compensation Committee on Executive Compensation (pages 13-16) or the performance graph (page 17) shall be deemed incorporated by reference into this Form 10-K.

PART IV
-------------------------------------------------------------------------------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) (1) and (2) - The following Consolidated Financial Statements of Wendy's International, Inc. and Subsidiaries, included in the Financial Statements and Other Information furnished with the Company's 2002 Proxy Statement on pages AA-11 to AA-28 and incorporated by reference in Item 8, are filed as part of this Annual Report on Form 10-K.

          Consolidated Statements of Income - Years ended December 30, 2001, December 31, 2000 and January 2, 2000.

          Consolidated Balance Sheets - December 30, 2001 and December 31, 2000.

          Consolidated Statements of Cash Flows - Years ended December 30, 2001, December 31, 2000 and January 2, 2000.

          Consolidated Statements of Shareholders' Equity - Years ended December 30, 2001, December 31, 2000 and January 2, 2000.

          Consolidated Statements of Comprehensive Income - Years ended December 30, 2001, December 31, 2000 and January 2, 2000.

          Notes to the Consolidated Financial Statements.

          Report of Independent Accountants.

     (3)  Listing of Exhibits - See Index to Exhibits.

          The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

          Sample Restated Key Executive Agreement between the Company and Messrs. Brownley, Calhoon, Catherwood, Condos, Grube, Laudick, McCorkle, Mueller, Musick, Schuessler, and Mmes. Anderson, Chesnut and McGinnis.

          Sample Key Executive Agreement between the Company, The TDL Group Ltd. and Mr. House.

          Assignment of Rights Agreement between the Company and Mr. Thomas.

          Senior Executive Annual Performance Plan.

          Executive Annual Performance Plan.

          Supplemental Executive Retirement Plan, as amended.

          First Amendment to the Supplemental Executive Retirement Plan.

          1978 Non-Qualified Stock Option Plan, as amended.

          1982 Stock Option Plan, as amended.

          1984 Stock Option Plan, as amended.

          1987 Stock Option Plan, as amended.

          1990 Stock Option Plan, as amended.

 (b) The Company filed one Report on Form 8-K during the quarter ended December 30, 2001. The Form 8-K filed October 18, 2001 announced (under Item 5) the Company's purchase of 9,708,738 exchangeable shares of WENTIM, LTD., a subsidiary of the Company. The shares were exchangeable into 9,708,738 common shares of the Company, from Ronald V. Joyce and entities wholly owned by Mr. Joyce. The purchase price per share was $25.75, a 3% discount to the closing price of the Company's common shares on October 18, 2001. The transaction reduces the Company's shares outstanding by 9,708,738.

     As part of the transaction, Mr. Joyce retired from service as a director of the Company and as an officer and director of several subsidiaries of the Company.

     Mr. Joyce continues to own 5,741,262 exchangeable shares. As part of the transaction, the date by which those shares must be exchanged into common shares of the Company under the existing agreements with the Company was changed from December 29, 2005, to January 2, 2003. Mr. Joyce also agreed to reduce the number of registrations he can demand under the existing Registration Rights Agreement with the Company with respect to the remaining exchangeable shares from eight to two.

     The agreement with Mr. Joyce also terminated his employment agreement with one of the subsidiaries of the Company and provides for Mr. Joyce's availability as a consultant regarding employee and franchisee relationships and related operations, appearances at meetings and special events, and the continued use of Mr. Joyce's name and likeness, in consideration of a cash payment of $5,737,704.92 ($3,500,000 plus Alberta and Canadian federal taxes).

     The Company used approximately $50 million in available cash to complete the transaction and borrowed the remainder.

     A copy of the press release dated October 18, 2001 was attached.

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

                                            Wendy's International, Inc.

                                       By   /s/ KERRII B. ANDERSON     3/26/02
                                       ---------------------------------------

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

                     /s/ JOHN T. SCHUESSLER*             3/26/02          /s/ KERRII B. ANDERSON          3/26/02
-----------------------------------------------------------------        -----------------------------------------
                     John T. Schuessler, Chairman of the Board,           Kerrii B. Anderson, Executive Vice President
                     Chief Executive Officer and President, Director      and Chief Financial Officer, Director

                     /s/ RONALD E. MUSICK*               3/26/02          /s/ PAUL D. HOUSE*              3/26/02
-----------------------------------------------------------------        -----------------------------------------
                     Ronald E. Musick, Executive Vice                     Paul D. House, Director
                     President, Director

                     /s/ LAWRENCE A. LAUDICK*            3/26/02          /s/ ERNEST S. HAYECK*           3/26/02
-----------------------------------------------------------------        -----------------------------------------
                     Lawrence A. Laudick, Senior Vice                     Ernest S. Hayeck, Director
                     President, General Controller
                     and Assistant Secretary

                     /s/ JANET HILL*                     3/26/02          /s/ THOMAS F. KELLER*           3/26/02
-----------------------------------------------------------------        -----------------------------------------
                     Janet Hill, Director                                 Thomas F. Keller, Director

                     /s/ WILLIAM E. KIRWAN*              3/26/02          /s/ TRUE H. KNOWLES*            3/18/02
-----------------------------------------------------------------        -----------------------------------------
                     William E. Kirwan, Director                          True H. Knowles, Director

                     /s/ DAVID P. LAUER*                 3/26/02          /s/ ANDREW G. McCAUGHEY*        3/26/02
-----------------------------------------------------------------        -----------------------------------------
                     David P. Lauer, Director                             Andrew G. McCaughey, Director

                     /s/ JAMES F. MILLAR*                3/20/02          /s/ JAMES V. PICKETT*           3/26/02
-----------------------------------------------------------------        -----------------------------------------
                     James F. Millar, Director                            James V. Pickett, Director

                     /s/ THEKLA R. SHACKELFORD*          3/26/02
-----------------------------------------------------------------
                     Thekla R. Shackelford, Director


                                                                          *By /s/ KERRII B. ANDERSON      3/26/02
                                                                         -----------------------------------------
                                                                             Kerrii B. Anderson,
                                                                             Attorney-in-Fact

REPORT OF INDEPENDENT ACCOUNTANTS

--------------------------------------------------------------------------------
TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF WENDY'S INTERNATIONAL, INC.

                     Our audits of the consolidated financial statements referred to in our report dated February 8, 2002, appearing on page AA-28 of the Financial Statements and Other Information furnished with the 2002 Proxy Statement of Wendy's International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(d) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                     Columbus, Ohio              /s/ PricewaterhouseCoopers LLP
                     February 8, 2002

--------------------------------------------------------------------------------

CONSENT OF INDEPENDENT ACCOUNTANTS

                     We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (File No. 333-71102) and in the Registration Statements on Form S-8 (File Nos. 2-67253, 2-98696, 33-18177, 2-82823, 33-36602, 33-36603,
                     333-9261, 333-32675, 33-57913, 333-60031, 333-60033,
                     333-83973, 333-42478 and 333-65990) of Wendy's
                     International, Inc. of our reports dated February 8, 2002, on our audits of the consolidated financial statements and financial statement schedule of Wendy's International, Inc. and Subsidiaries as of December 30, 2001, and December 31, 2000 and for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, which appear or are incorporated by reference in this Annual Report on Form 10-K.

                     Columbus, Ohio              /s/ PricewaterhouseCoopers LLP
                     March 26, 2002
                                                     PricewaterhouseCoopers LLP


                           WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (in thousands)

                                            BALANCE AT         CHARGED (CREDITED)                                  BALANCE AT
                                             BEGINNING             TO COSTS &             ADDITIONS                  END OF
           CLASSIFICATION                     OF YEAR               EXPENSES             (DEDUCTIONS) (A)             YEAR
   Fiscal year ended December 30, 2001:
      Reserve for royalty receivables         $ 1,617                 $   133                  $ 187                 $1,937

      Reserve for possible franchise-
         related losses & contingencies         6,680                   1,965                 (1,530)                 7,115
                                               ------                  ------              ---------                -------

                                              $ 8,297                  $2,098              $  (1,343)                $9,052
                                               ------                  ------              ---------                -------

   Fiscal year ended December 31, 2000:
      Reserve for royalty receivables         $ 1,663                 $   380              $    (426)                $1,617

      Reserve for possible franchise-
         related losses & contingencies         6,012                   1,106                   (438)                 6,680
                                               ------                  ------              ---------                -------

                                              $ 7,675                  $1,486              $    (864)                $8,297
                                               ------                  ------              ---------                -------

   Fiscal year ended January 2, 2000:
      Reserve for royalty receivables         $ 2,998                   $(275)              $ (1,060)                $1,663

      Reserve for possible franchise-
         related losses & contingencies        17,282                   2,371                (13,641)(b)              6,012
                                               ------                  ------              ---------                -------
                                              $20,280                  $2,096               $(14,701)                $7,675
                                               ------                  ------              ---------                -------

(a) Primarily represents reserves written off or reversed due to the resolution of certain franchise situations.

(b) The decline in the reserves during 1999 substantially all relates to a franchisee settlement in Argentina.

Year-end balances are reflected in the Consolidated Balance Sheet as follows:


                                              DECEMBER 30,     DECEMBER 31,       JANUARY 2,
                                                  2001             2000              2000
                                                  ----             ----              ----
  Deducted from accounts receivable              $8,057           $5,544            $5,362
  Deducted from notes receivable - current          276              114               467
  Deducted from notes receivable - long-term        719            2,639             1,846
                                                 ------           ------            ------
                                                 $9,052           $8,297            $7,675
                                                 ======           ======            ======


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
               Ontario Limited and Ronald V. Joyce

     (c)       Agreement between Ronald V. Joyce,            Incorporated herein by reference from Exhibit 2
               WENTIM, LTD., Wendy's International, Inc.     of Form 10-Q for the quarter ended October 4,
               and the Irrevocable Trust for the Benefit     1998.
               of Ronald V.Joyce, dated as of September 16,
               1998

     (d)       Amendment to Share Purchase Agreement,        Incorporated herein by reference from Exhibit
               dated as of February 25, 1999, by and among   2(d) of Form 10-K for the year ended January 3,
               Wendy's International, Inc., WENTIM, LTD.     1999.
               and Ronald V. Joyce

     (e)       Share Exchange Agreement, dated as of         Incorporated herein by reference to Exhibit 2.3
               December 29, 1995, by and among               to Ronald V. Joyce's Schedule 13D, dated
               Wendy's International, Inc., 1149658          January 5, 1996.
               Ontario Inc., and Ronald V. Joyce

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

     (h)       Support Agreement, dated as of                Incorporated herein by reference to Exhibit 2.5
               December 29, 1995, by and among Wendy's       to Ronald V. Joyce's Schedule 13D, dated
               International, Inc., 1149658 Ontario          January 5, 1996.
               Inc., and Ronald V. Joyce

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
               V. Joyce and Ronald V. Joyce

     (m)       Amending Agreement No. 2 to the Guaranty      Incorporated herein by reference from Exhibit
               Agreement, dated as of February 25, 1999,     2(m) of Form 10-K for the year ended January 3,
               by and between the Irrevocable Trust for      1999.
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
               Inc. and Ronald V. Joyce

     (p)       Agreement between Wendy's International, Inc. Incorporated by reference from Exhibit 2 of
               and Ronald V. Joyce dated October 18, 2001.   Form 8-K filed on October 19, 2001.

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

    *4(a)      Indenture between the Company and The         Incorporated herein by reference from Exhibit 4
               Huntington National Bank pertaining to 7%     of Form S-3 Registration Statement, File No.
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

     (i)       Indenture between the Company and Bank        Attached hereto.
               One, National Association, pertaining to
               6.25% senior notes due November 15, 2011.

     (j)       Amended and Restated Rights Agreement         Incorporated herein by reference from Exhibit 1
               between the Company and American Stock        of Amendment No. 2 to Form 8-A/A
               Transfer and Trust Company                    Registration Statement, File No. 1-8116, filed
                                                             on December 8, 1997.

     (k)       Amendment No. 1 to the Amended and Restated   Incorporated herein by reference from Exhibit 2
               Rights Agreement between the Company and      of Amendment No. 3 to Form 8-A/A
               American Stock Transfer and Trust Company     Registration Statement, File No. 1-8116, filed
                                                             on January 26, 2001.

* Neither the Company nor its subsidiaries are party to any other instrument with respect to long-term debt for which securities authorized thereunder exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.


    10(a)      Sample Restated Key Executive Agreement       Incorporated herein by reference from Exhibit
               between the Company and Messrs. Brownley,     10(a) of Form 10-K for the year ended January 3,
               Calhoon, Catherwood, Condos, Grube, Laudick,  1999.
               McCorkle, Mueller, Musick, Schuessler, and
               Mmes. Anderson, Chesnut and McGinnis

     (b)       Sample Key Executive Agreement between        Incorporated herein by reference from Exhibit
               the Company, The TDL Group Ltd. and           10 of Form 10-Q for the quarter ended July
               Mr. House                                     4, 1999.

     (c)       Assignment of Rights Agreement between        Incorporated herein by reference from Exhibit
               the Company and Mr. Thomas                    10(c) of Form 10-K for the year ended
                                                             December 31, 2000.

     (d)       Senior Executive Annual Performance Plan      Incorporated herein by reference from Annex B to
                                                             the Company's Definitive 2002 Proxy Statement,
                                                             dated March 5, 2002.

     (e)       Executive Annual Performance Plan             Attached hereto.

     (f)       Supplemental Executive Retirement Plan,       Incorporated herein by reference from Exhibit
               as amended                                    10(j) of Form 10-K for the year ended December
                                                             31, 1995.

     (g)       First Amendment to the Supplemental           Attached hereto.
               Executive Retirement Plan

     (h)       1978 Non-Qualified Stock Option Plan,         Incorporated herein by reference from Exhibit
               as amended                                    10(k) of Form 10-K for the year ended January
                                                             2, 2000.

     (i)       1982 Stock Option Plan, as amended            Incorporated herein by reference from Exhibit
                                                             10(l) of Form 10-K for the year ended January
                                                             2, 2000.

     (j)       1984 Stock Option Plan, as amended            Incorporated herein by reference from Exhibit
                                                             10(m) of Form 10-K for the year ended January
                                                             2, 2000.

     (k)       1987 Stock Option Plan, as amended            Incorporated herein by reference from Exhibit
                                                             10(n) of Form 10-K for the year ended January
                                                             2, 2000.

     (l)       1990 Stock Option Plan, as amended            Incorporated herein by reference from
                                                             the Company's Definitive Proxy
                                                             Statement, dated March 7, 2000.

     13        Portions of the Annual Report to              Incorporated herein by reference from the
               Shareholders set forth in the Financial       Financial Statements and Other Information
               Statements and Other Information furnished    furnished with the Company's Definitive 2002
               with the Company's Definitive 2002 Proxy      Proxy Statement, dated March 5, 2002.
               Statement, dated March 5, 2002, as
               described in Parts I and II of this Annual
               Report on Form 10-K.

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