Form 10-Q
period 2002-03-31
WENDYS INTERNATIONAL INC
filed 2002-05-14
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2002

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                               ---------------------    ----------------------

Commission File Number 1-8116
                       ------

                           WENDY'S INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                  31-0785108
------------------------------             -------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)


P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio  43017-0256
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)


(Registrant's telephone number, including area code)      614-764-3100
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
                                      ---    ---

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding At May 5, 2002
-------------------------------              --------------------------
Common shares, $.10 stated value                 107,027,000 shares
Exhibit index on page 19.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

                                                                        Pages
                                                                        -----

PART I:  Financial Information

       Item 1.  Financial Statements:

           Consolidated Condensed Statements of Income for the quarters
              ended March 31, 2002 and April 1, 2001                        3

           Consolidated Condensed Balance Sheets as of March 31, 2002
              and December 30, 2001                                        4 - 5

           Consolidated Condensed Statements of Cash Flows for the
              quarters ended March 31, 2002 and April 1, 2001               6

           Notes to the Consolidated Condensed Financial Statements       7 - 10


       Item 2.  Management's Discussion and Analysis of                  11 - 17
                   Financial Condition and Results of Operations

PART II:  Other Information

       Item 6.  Exhibits and Reports on Form 8-K                            17

       Signature                                                            18

       Index to Exhibits                                                    19

       Exhibit 3                                                         20 - 40

       Exhibit 99                                                        41 - 42

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           (In thousands, except per share data)
                                                          QUARTER ENDED              QUARTER ENDED
                                                          MARCH 31, 2002             APRIL 1, 2001
                                                          --------------             -------------
REVENUES
    Retail sales.....................................          $493,087                  $449,603
    Franchise revenues...............................           119,309                   105,935
                                                               --------                  --------
                                                                612,396                   555,538
                                                               --------                  --------
COSTS AND EXPENSES
    Cost of sales....................................           314,276                   288,502
    Company restaurant operating
      costs..........................................           106,627                    98,409
    Operating costs..................................            25,156                    21,029
    General and administrative
      expenses.......................................            56,250                    53,761
    Depreciation and amortization
      of property and equipment......................            32,742                    28,706
    Other income.....................................              (602)                     (531)
    Interest expense.................................            10,673                     7,339
    Interest income..................................            (1,406)                   (3,103)
                                                               --------                  --------
                                                                543,716                   494,112
                                                               --------                  --------

INCOME BEFORE INCOME TAXES...........................            68,680                    61,426
INCOME TAXES.........................................            25,240                    22,727
                                                               --------                  --------
NET INCOME...........................................          $ 43,440                  $ 38,699
                                                               ========                  ========

BASIC EARNINGS PER COMMON SHARE......................              $.41                      $.34
                                                                   ====                      ====

DILUTED EARNINGS PER COMMON SHARE....................              $.39                      $.33
                                                                   ====                      ====

DIVIDENDS PER COMMON SHARE...........................              $.06                      $.06
                                                                   ====                      ====

BASIC SHARES.........................................           106,139                   114,341
                                                                =======                   =======

DILUTED SHARES.......................................           115,410                   123,116
                                                                =======                   =======


The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                (In thousands)
                                                      MARCH 31, 2002       DECEMBER 30, 2001
                                                      --------------       -----------------
                                                       (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents.............             $  132,281             $   111,121
    Accounts receivable, net..............                 78,146                  83,603
    Notes receivable, net.................                 11,670                  11,295
    Deferred income taxes.................                 12,487                  15,000
    Inventories and other.................                 44,451                  45,334
                                                       ----------              ----------
                                                          279,035                 266,353
                                                       ----------              ----------

PROPERTY AND EQUIPMENT....................              2,326,150               2,290,708
    Accumulated depreciation and
      amortization........................               (674,921)               (650,730)
                                                       ----------              ----------
                                                        1,651,229               1,639,978
                                                       ----------              ----------

NOTES RECEIVABLE, NET.....................                 28,299                  32,694
GOODWILL, NET.............................                 43,691                  41,214
DEFERRED INCOME TAXES.....................                 32,786                  36,175
OTHER ASSETS..............................                 72,049                  59,629
                                                       ----------              ----------
                                                       $2,107,089              $2,076,043
                                                       ==========              ==========




The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                             (In thousands)
                                                                    MARCH 31, 2002      DECEMBER 30, 2001
                                                                    --------------      -----------------
                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable.................................                  $  71,875              $ 112,245
    Accrued expenses:
       Salaries and wages............................                     18,580                 34,014
       Taxes.........................................                     66,404                 59,113
       Insurance.....................................                     42,935                 40,719
       Other.........................................                     51,212                 46,386
    Current portion of long-term
       obligations...................................                      4,279                  4,210
                                                                     -----------            -----------
                                                                         255,285                296,687
                                                                     -----------            -----------
LONG-TERM OBLIGATIONS
    Term debt........................................                    401,466                401,511
    Capital leases...................................                     50,748                 49,735
                                                                     -----------            -----------
                                                                         452,214                451,246
                                                                     -----------            -----------

DEFERRED INCOME TAXES................................                     77,585                 82,287
OTHER LONG-TERM LIABILITIES..........................                     16,614                 16,044

COMMITMENTS AND CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY WENDY'S
   FINANCING I, HOLDING SOLELY WENDY'S
   CONVERTIBLE DEBENTURES............................                    200,000                200,000

SHAREHOLDERS' EQUITY
    Preferred stock, Authorized:  250,000 shares
    Common stock, $.10 stated value per share,
      Authorized:  200,000,000 shares,
      Issued and Exchangeable:
        140,085,000 and 138,452,000 shares,
        respectively.................................                     13,434                 13,271
    Capital in excess of stated value................                    507,626                467,687
    Retained earnings................................                  1,414,883              1,377,840
    Accumulated other comprehensive expense..........                    (50,287)               (48,754)
                                                                     -----------            -----------
                                                                       1,885,656              1,810,044
    Treasury stock at cost: 33,277,000 and
     33,277,000 shares, respectively.................                   (780,265)              (780,265)
                                                                     -----------            -----------
                                                                       1,105,391              1,029,779
                                                                     -----------            -----------
                                                                      $2,107,089             $2,076,043
                                                                     ===========            ===========




The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           (In thousands)
                                                                  QUARTER                   QUARTER
                                                                   ENDED                     ENDED
                                                               MARCH 31, 2002           APRIL 1, 2001
                                                               --------------           -------------
NET CASH PROVIDED BY OPERATING
    ACTIVITIES.......................................              $ 73,284                 $ 41,244
                                                                 ----------               ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from property dispositions..............                 5,795                    6,840
    Capital expenditures.............................               (72,978)                 (66,012)
    Acquisition of franchises........................                  (746)
    Principal payments on notes receivable...........                 5,988                    1,712
    Investment in joint venture and other............               (16,272)
    Other investing activities.......................                  (647)                  (4,755)
                                                                 ----------               ----------
        Net cash used in investing activities........               (78,860)                 (62,215)
                                                                 ----------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from employee stock
        options exercised............................                34,192                    9,630
    Repurchase of common stock.......................                                        (14,942)
    Principal payments on long-term
      obligations....................................                (1,059)                    (965)
    Dividends paid on common and
      exchangeable shares............................                (6,397)                  (6,867)
                                                                 ----------               ----------
    Net cash provided by (used in) financing
      activities.....................................                26,736                  (13,144)
                                                                 ----------               ----------
INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS.....................................                21,160                  (34,115)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                                         111,121                  169,718
                                                                 ----------               ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........              $132,281                 $135,603
                                                                 ==========               ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
    Interest paid....................................                $4,084                   $3,863
    Income taxes paid................................                14,415                   20,138
    Capitalized lease obligations incurred...........                 2,025                    1,283




The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. MANAGEMENT'S STATEMENT
------------------------------
     In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy's International, Inc. and Subsidiaries (the Company) as of March 31, 2002 and December 30, 2001 and the condensed results of operations and comprehensive income (see Note 3) for the quarters ended March 31, 2002 and April 1, 2001 and cash flows for the quarters ended March 31, 2002 and April 1, 2001. All of these financial statements are unaudited with the exception of the December 30, 2001 balance sheet. The Notes to the audited Consolidated Financial Statements, which are contained in the Financial Statements and Other Information furnished with the Company's 2002 Proxy Statement, should be read in conjunction with these Consolidated Condensed Financial Statements.

NOTE 2. NET INCOME PER SHARE
----------------------------
     Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations include assumed conversions of stock options, net of shares repurchased from proceeds, and company-obligated mandatorily redeemable preferred securities, when dilutive, and the elimination of related expenses, net of income taxes. Options to purchase 3.7 million shares of common stock for the quarter ended April 1, 2001 were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they are antidilutive.

     The computations of basic and diluted earnings per common share are shown below:


                                                          QUARTER                QUARTER
                                                           ENDED                  ENDED
                                                       MARCH 31, 2002         APRIL 1, 2001
                                                       --------------         -------------
                                                      (In thousands, except per share data)
Income for computation of basic earnings
  per common share............................               $43,440               $38,699
Interest savings (net of income taxes) on
  assumed conversions.........................                 1,604                 1,598
                                                           ---------             ---------
Income for computation of diluted
  earnings per common share...................               $45,044               $40,297
                                                             =======               =======
Weighted average shares for computation
  of basic earnings per common share..........               106,139               114,341
Dilutive stock options........................                 1,698                 1,202
Assumed conversions...........................                 7,573                 7,573
                                                           ---------             ---------
Weighted average shares for computation
  of diluted earnings per common share........               115,410               123,116
                                                           =========             =========

Basic earnings per common share...............                  $.41                  $.34
                                                                ====                  ====
Diluted earnings per common share.............                  $.39                  $.33
                                                                ====                  ====

NOTE 3. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
-----------------------------------------------------------------
The components of other comprehensive expense and total comprehensive income are shown below:

                                                 QUARTER              QUARTER
                                                  ENDED                ENDED
                                              MARCH 31, 2002       APRIL 1, 2001
                                              --------------       -------------
                                                       (In thousands)

Net income...................................   $43,440               $38,699
Other comprehensive expense:
Translation adjustments......................    (1,533)              (18,861)
                                               --------              --------
Comprehensive income.........................   $41,907               $19,838
                                               ========              ========


The translation adjustments change of $17.3 million in the current quarter reflects a relatively stable Canadian dollar in first quarter 2002 versus a weakening Canadian dollar during first quarter 2001.

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


                                        WENDY'S        TIM HORTONS        TOTAL
                                        -------        -----------        -----
                                                     ( In thousands)

QUARTER ENDED MARCH 31, 2002
----------------------------
Revenues                                $469,712          $142,684      $612,396
Income before income taxes                72,521            31,496       104,017
Capital expenditures                      53,320            19,658        72,978
Goodwill *                                43,074               617        43,691

QUARTER ENDED APRIL 1, 2001
---------------------------
Revenues                                $424,949          $130,589      $555,538
Income before income taxes                62,520            28,340        90,860
Capital expenditures                      48,062            17,950        66,012
Goodwill                                  42,974                 -        42,974



* Reflects the transfer of intangibles into goodwill as a result of the adoption of Statement of Financial Accounting Standards No. 142.

A reconciliation of reportable segment income before income taxes to consolidated income before income taxes follows:


                                                     QUARTER          QUARTER
                                                      ENDED            ENDED
                                                  MARCH 31, 2002   APRIL 1, 2001
                                                  --------------   -------------
                                                           (In thousands)

Income before income taxes.......................   $104,017            $90,860
Corporate charges................................    (35,337)           (29,434)
                                                    --------            -------
Consolidated income before income taxes..........   $ 68,680            $61,426
                                                    ========            =======


Corporate charges include certain overhead costs and net interest expense.

NOTE 5. INTANGIBLE ASSETS
-------------------------
The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) effective December 31, 2001. FAS 142 provides the accounting guidelines for goodwill and other intangibles. Under FAS 142, the amortization of goodwill and other indefinite-lived intangibles is prohibited and these assets must be tested for impairment annually (or in interim periods if events indicate possible impairment).

In accordance with FAS 142, the Company reclassified approximately $2.5 million of net intangibles into goodwill and has ceased amortizing goodwill effective December 31, 2001. The Company has determined that no other intangibles have an indefinite life, and it will continue to amortize these remaining intangibles over their current lives.

During the first quarter 2002, the Company assigned goodwill to reporting units and performed the first step of the transitional impairment tests for goodwill. The first step requires the Company to compare the fair value of each reporting unit as measured by discounted future cash flows, to the carrying value, to determine if there is an indication that a potential impairment may exist. There is no indication of impairment and, therefore no impairment write-off is required upon adoption of FAS 142. There were no changes to goodwill as a result of acquisitions or disposals during the current quarter.

The table below presents amortized and unamortized intangible assets as of March 31, 2002 and December 30, 2001 (in thousands):



                                                   MARCH 31, 2002                                   DECEMBER 30, 2001
                                                   --------------                                   -----------------
                                         GROSS                            NET            GROSS                           NET
                                       CARRYING        ACCUMULATED      CARRYING       CARRYING       ACCUMULATED      CARRYING
                                        AMOUNT        AMORTIZATION       AMOUNT         AMOUNT        AMORTIZATION      AMOUNT
                                    ----------------------------------------------- ----------------------------------------------
Amortized intangible assets:
    Patents and trademarks             $10,927          ($1,535)         $9,392        $10,939         ($1,329)       $9,610
    Purchase options                     7,500           (3,457)          4,043          7,500          (3,287)        4,213
    Other                                1,946             (308)          1,638          6,900          (2,552)        4,348
                                                                     ----------                                    ---------
                                                                        $15,073                                      $18,171
                                                                     ==========                                    =========
Unamortized intangible assets:
    Goodwill                                                            $43,691                                      $41,214
                                                                     ==========                                    =========



Total intangibles amortization expense was $480,000 for the quarter ended March 31, 2002, and the estimated annual intangibles amortization expense for each year through 2006 is $1.9 million.

In accordance with FAS 142, the quarter ended April 1, 2001 has not been restated. The table below presents a reconciliation of net income, basic earnings per share and diluted earnings per share as if FAS 142 had been adopted for the quarter ended April 1, 2001. Basic and diluted earnings per share for the quarter ended April 1, 2001 are unchanged.


                                                 QUARTER              QUARTER
                                                  ENDED                ENDED
                                             MARCH 31, 2002        APRIL 1, 2001
                                            ----------------      ---------------
                                                     (in thousands, except
                                                       per share amounts)
Net income                                          $43,440              $38,699
    Goodwill amortization (net of tax)                    -                  636
                                            ----------------      ---------------
Adjusted net income                                 $43,440              $39,335
                                            ================      ===============

Basic earnings per share                              $0.41                $0.34
    Goodwill amortization (net of tax)                    -                    -
                                            ----------------      ---------------
Adjusted basic earnings per share                     $0.41                $0.34
                                            ================      ===============

Diluted earnings per share                            $0.39                $0.33
    Goodwill amortization (net of tax)                    -                    -
                                            ----------------      ---------------
Adjusted diluted earnings per share                   $0.39                $0.33
                                            ================      ===============


NOTE 6. RECENT ACCOUNTING STANDARDS
-----------------------------------
Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001. This statement address accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of 2003.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001. This statement supersedes Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement addresses accounting and reporting standards for the impairment or disposal of long-lived assets. This statement was adopted in the first quarter 2002 and currently does not impact the Company's financial statements.

Statement of Financial Accounting Standards (FAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April, 2002. This statement rescinds FAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to the rescission of FAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

NOTE 7. INVESTMENT IN JOINT VENTURE AND OTHER
---------------------------------------------
In 2001, the Company formed a joint venture between Hortons and IAWS Group/Cuisine de France to build a par-baked goods manufacturing facility in Canada. The Company has committed to invest $35.4 million in this joint venture, of which $14.1 million was paid in 2001 and $7.3 million was paid in the first quarter 2002. On February 28, 2002, the Company finalized an investment of $9 million for a 45% minority interest in Cafe Express, a fast-casual restaurant pioneer. Cafe Express currently operates 13 restaurants in Houston, Dallas and Phoenix. The Company is a guarantor on a revolving credit facility for Cafe Express up to $3 million. The Company is accounting for both of these investments using the equity method.

NOTE 8. SUBSEQUENT EVENT
------------------------
On May 1, 2002, the Company announced that its Board of Directors had authorized the Company's management to call for redemption of its outstanding $2.50 Term Convertible Securities, Series A ("TECONS") issued in 1996 by Wendy's Financing I, a statutory business trust owned by the Company. As of March 31, 2002, there were $200 million in TECONS outstanding. The Company announced the call for redemption on May 9, 2002. The redemption date is June 10, 2002, with a redemption price of 102.5% of the principal amount, plus accrued and unpaid distributions. The TECONS are convertible into common shares of the Company at any time prior to the close of business on June 7, 2002 at the conversion rate of 1.8932 common shares for each TECONS, which is equal to a conversion price of $26.41 per common share. The Company expects to fund the redemption of any TECONS not converted to equity from its cash and investments on hand.

Management expects several positive effects if all of the securities are converted to equity:

   - There would be no negative impact on diluted earnings per share as the shares are already included in the Company's diluted EPS calculation.
   - There would be an increase in common shares outstanding by 7.6 million shares.
   - There would be an increase in the Company's market capitalization by approximately $280 million to $290 million, based on recent market prices.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

The Company's diluted earnings per common share increased 18.2% to $.39 in the first quarter 2002. In the quarter, consolidated revenues, which do not include sales in franchise restaurants, increased 10.2% to $612 million. Systemwide sales, which includes sales of both franchise and company operated restaurants, increased 11.7% to $2.1 billion. In the current quarter versus the prior year, same-store sales increased for Wendy's and Tim Hortons restaurants, both in the U.S. and Canada.

WENDY'S
RETAIL SALES
Wendy's retail sales for the first quarter 2002 increased $40.0 million, or 10.9%, to $405.5 million. Of this total, domestic Wendy's retail sales increased 11.2% to $366.6 million in the quarter. For domestic company operated Wendy's, average restaurant sales increased 5.1% to $332,876 per restaurant in the quarter. Average same-store sales in Wendy's domestic company restaurants increased 5.6% in the quarter. The average number of transactions in domestic company operated Wendy's increased 2.7% in the current quarter versus the prior year quarter, while the average check increased 2.9%. In addition, domestic selling prices increased 1.2% in the quarter. In the first quarter, the average number of Wendy's company operated domestic restaurants open increased by 61 compared to the prior year.

Canadian Wendy's retail sales increased $1.9 million, or 7.5%, in the first quarter. Canadian Wendy's average sales for company operated restaurants, in local currency, increased 1.1% in the first quarter and same-store sales increased 3.4%. The average number of company stores open increased by thirteen compared to the prior year. Nearly all international company operated restaurants outside of Canada were shut down with the closures in Argentina in 2000.

FRANCHISE REVENUES
Wendy's franchise revenues, before reserves for uncollectible amounts, increased $4.8 million, or 8.1%, to $64.3 million in the quarter. Royalties increased $5.9 million, or 12.4%, to $53.7 million in the quarter. Average net sales at franchise domestic restaurants increased 9.1% to $294,906 in the quarter and average same-store sales at franchise domestic restaurants increased 8.1%. In addition, an average of 155 more Wendy's domestic franchise restaurants were open in the current quarter compared to the prior year quarter. In local currency, Canadian Wendy's same-store franchise sales increased 5.7% in the quarter, while other international same-store franchise sales increased .5% in the quarter. Total Wendy's franchise restaurants open at quarter-end were 4,828 and 4,666, respectively, in 2002 and 2001.

COST OF SALES AND RESTAURANT OPERATING COSTS
Wendy's cost of sales increased $22.3 million, or 10.0%, to $245.1 million in the quarter. Of this total, Wendy's domestic restaurant cost of sales increased 10.1% to $220.5 million. Wendy's domestic cost of sales as a percent of Wendy's domestic retail sales, decreased .6% in the quarter. Domestic food costs, as a percent of domestic retail sales, decreased .5% in the quarter, reflecting a decrease in beef, chicken and tomato costs of 5.2%, 2.6% and 8.4%, respectively, and the 1.2% selling price increase initiated in 2001. Domestic labor costs, as a percent of sales, decreased .2% in the quarter, reflecting higher average sales. The average crew wage rate increased 2.2% in the quarter.

Wendy's company restaurant operating costs increased $8.6 million, or 9.2%, to $102.5 million in the quarter. Of this total, domestic Wendy's company restaurant operating costs increased 9.7% to $95.0 million in the quarter. As a percent of retail sales, domestic restaurant costs decreased .4% in the quarter. The quarter reflected lower utility costs and the leverage benefit of higher average sales, partly offset by higher performance-based bonus expense.

The factors discussed above resulted in Wendy's domestic company operating margin increasing 1.0% to 14.8% in the quarter.

As a percent of retail sales, Canadian Wendy's cost of sales increased 1.1% in the quarter, reflecting higher labor costs. Average wage rates increased 4.0% in the quarter.

Canadian Wendy's company restaurant operating costs increased $258,000, reflecting growth of the business. Nearly all international company operated restaurants outside of Canada were shut down with the closures in Argentina at year-end 2000.

OPERATING COSTS
Wendy's operating costs increased 19.8% to $4.4 million in the quarter, reflecting higher percentage rent due to higher average sales. Operating costs also increased reflecting the opening of a second bakery in the second half of 2001.

TIM HORTONS
RETAIL SALES
Tim Hortons (Hortons) retail sales increased $3.5 million, or 4.2%, to $87.6 million in first quarter 2002. Of this total, Canadian warehouse sales (sales of dry goods to franchisees) increased $5.4 million, or 7.9% to $74.3 million in the quarter. This reflected the increase in the number of Hortons' Canadian franchised restaurants serviced and same-store sales growth in local currency of 7.9% for the quarter. Retail sales in the U.S. were $8.3 million in the quarter, down slightly from the prior year, reflecting fewer company operated restaurants.

FRANCHISE REVENUES
Hortons franchise revenues, before reserves for uncollectible amounts, increased $8.6 million, or 18.5%, to $55.1 million in first quarter 2002. Canadian royalties increased 11.2% to $10.9 million in the quarter. This reflected same-store sales increases in local currency of 7.9%, and 161 additional franchise stores. Canadian rental income from restaurants leased to franchisees increased 14.8% to $32.9 million in the quarter. These increases reflected the increase in the number of Canadian restaurants leased to franchisees and the high average sales (rent is generally charged as a percent of sales). Franchise fees were $8.7 million in the current year versus $6.5 million last year.

COST OF SALES
The Hortons' Canadian warehouse cost of sales increased $4.4 million, or 8.0%, to $58.8 million in the quarter. The increase in each period reflects additional sales to Canadian franchisees due to the increased number of restaurants serviced and higher average sales per restaurant. Warehouse cost of sales, as a percent of warehouse sales, increased slightly to 79.2% in the first quarter 2002 from 79.1% in 2001. Hortons U.S. cost of sales were $6.4 million in the quarter, up slightly from the prior year.

OPERATING COSTS
Hortons operating costs increased $3.4 million, or 19.6%, to $20.8 million in the quarter. Canadian Hortons rent expense increased 3.5% to $7.9 million in the quarter, reflecting the growth in the number of properties being leased and then subleased to Canadian franchisees, as well as higher percentage rent due to higher sales. Cost of equipment and other franchise costs were virtually unchanged at $5.1 million. Costs of operating and maintaining Canadian warehouse operations increased 25.1% to $5.3 million in the quarter. Hortons U.S. had an increase of $1.9 million in operating costs for the quarter, reflecting the franchising of eight restaurants to franchisees.

CONSOLIDATED
GENERAL AND ADMINISTRATIVE EXPENSES
Company general and administrative expenses for the first quarter 2002 increased 4.6% to $56.3 million. As a percent of revenues, costs were .5% lower in the quarter at 9.2% versus 9.7% last year. The dollar increase in 2002 primarily reflects an increase in salaries and benefits, including performance-based bonus costs.

DEPRECIATION AND AMORTIZATION EXPENSES
Depreciation and amortization expenses for the quarter increased over 2001 reflecting the Company's information technology initiatives and additional restaurant development.

INTEREST EXPENSE
Interest expense increased $3.3 million in the quarter reflecting $200 million of 6.25% senior notes issued by the Company in the fourth quarter of 2001.

INTEREST INCOME
Interest income decreased $1.7 million in the quarter reflecting the low interest income rates available in the current interest rate environment.

FOREIGN CURRENCY
The primary currency exposure the Company has is to the Canadian dollar. The results of Wendy's and Tim Hortons' Canadian operations are translated into U.S. dollars. The change in the Canadian dollar this year versus last year reduced earnings per share by approximately two-thirds of one cent for first quarter, related to translating Canadian operations.

                              COMPREHENSIVE INCOME
                              --------------------

Comprehensive income increased $22.1 million in the current quarter compared to the prior year quarter. Comprehensive income includes net income, which increased $4.7 million, and translation adjustments caused by changes in foreign currency. The translation adjustments changed $17.3 million due to a relatively stable Canadian dollar during the current quarter versus a weakening Canadian dollar during the prior year quarter (see Note 3).

                               FINANCIAL CONDITION
                               -------------------
The Company continues to maintain a strong balance sheet to support system growth and financial flexibility. The long-term debt-to-equity and debt-to-total capitalization ratios were 41% and 29%, respectively, at March 31, 2002, reflecting the $200 million in senior notes issued in fourth quarter 2001 (company-obligated mandatorily redeemable preferred securities are excluded from debt for these calculations). Standard & Poor's and Moody's rate the Company's senior unsecured debt BBB+ and Baa-1, respectively. Cash flow from operations was $73 million for the current quarter, and $41 million for the prior year quarter. Capital expenditures amounted to $73 million for 2002 compared with $66 million for 2001.

In 2001, the Company formed a joint venture between Hortons and IAWS Group/Cuisine de France to build a par-baked goods manufacturing facility in Canada. The Company has committed to invest $35.4 million in this joint venture, of which $14.1 million was paid in 2001 and $7.3 million was paid in first quarter 2002. On February 28, 2002, the Company finalized an investment of $9 million for a 45% minority interest in Cafe Express, a fast-casual restaurant pioneer. Cafe Express currently operates 13 restaurants in Houston, Dallas and Phoenix. The Company is a guarantor on a revolving credit facility for Cafe Express up to $3 million. The Company is accounting for both of these investments using the equity method.

On May 1, 2002, the Company announced that its Board of Directors had authorized the Company's management to call for redemption of its outstanding $2.50 Term Convertible Securities, Series A ("TECONS") issued in 1996 by Wendy's Financing I, a statutory business trust owned by the Company. As of March 31, 2002, there were $200 million in TECONS outstanding. The Company announced the call for redemption on May 9, 2002. The redemption date is June 10, 2002, with a redemption price of 102.5% of the principal amount, plus accrued and unpaid distributions. The TECONS are convertible into common shares of the Company at any time prior to the close of business on June 7, 2002 at the conversion rate of 1.8932 common shares for each TECONS, which is equal to a conversion price of $26.41 per common share. The Company expects to fund the redemption of any TECONS not converted to equity from its cash and investments on hand.

                                     OUTLOOK
                                     -------

The Company continues to employ its strategic initiatives as outlined in the Financial Statements and Other Information furnished with the Company's 2002 Proxy Statement. These initiatives include leveraging the Company's core assets, growing same-store sales, improving store-level productivity to enhance margins, improving underperforming operations, developing profitable new restaurants and implementing new technology initiatives. The Company intends to allocate resources to improve long-term return on assets and invested capital, and to remain focused on established long-term operational strategies of exceeding customer expectations, fostering a performance-driven culture, delivering a balanced message of brand equity plus value in marketing and growing a healthy restaurant system. New restaurant development continues to be very important. The Company also intends to evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures that could add to the Company's long-term earnings growth. The Company's long-term goal for EPS growth continues to be in the 12% to 15% range, excluding unusual items. The Company anticipates current year EPS will be in the $1.85 to $1.90 range.

The Company currently anticipates that between 515-540 new Wendy's and Hortons restaurants will be opened systemwide (both company and franchise) during 2002, subject to the continued ability of the Company and its franchisees to complete permitting and meet other conditions and to comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. In the first quarter, 71 new restaurants opened, versus 92 new restaurant openings in the prior year quarter.

Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities should provide for the Company's projected short-term and long-term cash requirements, including cash for capital expenditures, future acquisitions of restaurants from franchisees or other corporate purposes. The Company is committed to a strong capital structure and financial profile, and intends to maintain an investment grade rating. If additional funds are needed for mergers, acquisitions or other strategic investments, the Company believes it could borrow additional cash and still maintain its investment grade rating. In the event the Company's rating declines, the Company may incur an increase in borrowing costs. If the decline in the rating is significant, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company's credit ratings include sales and cost trends, margins at Wendy's U.S. company restaurants, the Company's cash position, cash flow, capital expenditures and capitalization, and stability of earnings.

The Company does not have significant term debt maturities until 2005. The Company believes it will be able to pay or refinance future term debt obligations based on its strong financial condition and sources of cash described in the preceding paragraph. As described in Note 8 to the Company's Consolidated Financial Statements, on May 1, 2002, the Company announced that its Board of Directors had authorized the Company's management to call for redemption of its outstanding $2.50 Term Convertible Securities, Series A ("TECONS"). As of March 31, 2002, there were $200 million in TECONS outstanding. The Company announced for the call for redemption on May 9, 2002. Management expects that the majority of the TECONS will be converted to the Company's stock and therefore does not anticipate a significant cash outlay.

Management expects several positive effects if all of the securities are converted to equity:

   - There would be no negative impact on diluted earnings per share as the shares are already included in the Company's diluted EPS calculation.
   - There would be an increase in common shares outstanding by 7.6 million shares.
   - There would be an increase in the Company's market capitalization by approximately $280 million to $290 million, based on recent market prices.

                                   MARKET RISK
                                   -----------

The Company's debt is primarily denominated in U.S. dollars, at fixed interest rates, which limits interest rate risk on financial instruments. Therefore, the Company does not currently utilize any derivatives to alter interest rate risk. Currency exposure is predominately related to Canadian operations, since exposure outside North America is limited to royalties. The Company has cash flow exposure from Tim Hortons and Wendy's operations in Canada. The Canadian currency has been reasonably stable over time, however, in recent years the Canadian dollar has weakened which reduces the U.S. benefit of Canadian operations. While the Company monitors the situation, it does not currently hedge its exposure to Canadian currency fluctuations. At the current level of operating income generated from Canada, if the Canadian currency rate changes one penny in the quarter, the impact on the Company for the quarter would be less than $200,000. At current royalty levels outside of North America, if all foreign currencies moved 10% during each royalty collection period in the same direction, at the same time, the quarter impact would be approximately $250,000. Therefore, the Company does not hedge its exposure to currency fluctuations related to royalty collections outside North America, because it does not believe the risk is material.

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

                 THE APPLICATION OF CRITICAL ACCOUNTING POLICIES
                 -----------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that can have a material impact on the results of operations of the Company. Sales recognition at company operated restaurants is straightforward as customers pay for products at the time of sale, and inventory turns over very quickly, with key items counted daily and a complete food inventory taken weekly. Payments to vendors for products sold in the restaurants are generally settled within 14 days. The earnings reporting process is covered by the Company's system of internal controls, and generally does not require significant management estimates and judgments. However, estimates and judgments are inherent in the calculations of royalty and other franchise related revenue collections, legal obligations, pension and other post-retirement benefits, income taxes, insurance liabilities, various other commitments and contingencies and the estimation of the useful lives of fixed assets and other long-lived assets. While management applies its judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. This discussion of critical accounting policies is substantially the same as set forth in the Financial Statements and Other Information furnished with the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which was incorporated by reference into the Company's most recent Form 10-K.

The Company collects royalties, and in some cases rent, from franchisees and Hortons collects distribution revenues from Canadian franchisees. The Company provides for estimated losses for revenues that are not likely to be collected. Although the Company enjoys a good relationship with franchisees, and collection rates are currently very high, if average sales or the financial health of franchisees were to deteriorate, the Company might have to increase reserves against collection of franchise revenues.

The Company is self-insured for most workers' compensation, health care claims, general liability and automotive liability losses. The Company records its insurance liabilities based on historical and industry trends, which are continually monitored, and accruals are adjusted when warranted by changing circumstances. Outside actuaries are used to assist in estimating casualty insurance obligations. Since there are many estimates and assumptions involved in recording insurance liabilities, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

Pension and other retirement benefits, including all relevant assumptions required by generally accepted accounting principles, are evaluated each year with the oversight of the Company's retirement committee. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many estimates and assumptions involved in retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations.

In the normal course of business the Company must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management's judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments to income could be required.

The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. Management must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When the Company determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance.

Depreciation and amortization are recognized using the straight-line method in amounts adequate to amortize costs over the following estimated useful lives: buildings, up to 40 years; leasehold improvements, up to 25 years; restaurant equipment, up to 15 years; other equipment, up to 10 years; and property under capital leases, the primary lease term. The Company estimates useful lives on buildings and equipment based on historical data and industry trends. Long-lived assets are grouped into operating markets and tested for impairment whenever an event occurs that indicates that an impairment may exist. The Company tests for impairment using the cash flows of the operating markets. A significant deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing. The Company capitalizes certain internally developed software costs which are amortized over a ten-year period. The Company monitors its capitalization and amortization policies to ensure they remain appropriate. Please refer to Note 5 to the Company's Consolidated Financial Statements for disclosures regarding the Company's accounting policy regarding the testing of impairment on goodwill.

                      RECENTLY ISSUED ACCOUNTING STANDARDS
                      ------------------------------------

The Company adopted Statement of Financial Accounting Standards (FAS) No. 142 in first quarter 2002. In accordance with FAS 142, the Company reclassified approximately $2.5 million of net intangibles into goodwill at year-end 2001 and the Company is no longer recording amortization on goodwill effective December 31, 2001. The Company has determined that its goodwill is not impaired. Please refer to Note 5 to the Company's Consolidated Financial Statements for more detailed disclosures concerning FAS 142.

Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001. This statement address accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of 2003.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001. This statement supersedes Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement addresses accounting and reporting standards for the impairment or disposal of long-lived assets. This statement was adopted in first quarter 2002 and currently, does not materially impact the Company's financial statements.

Statement of Financial Accounting Standards (FAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April, 2002. This statement rescinds FAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to the rescission of FAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

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

The number of systemwide restaurants open as of March 31, 2002 and April 1, 2001 was as follows:

                                                      2002             2001
                                                      ----             ----
   Wendy's
   -------
   Company...............................             1,236          1,162
   Franchise.............................             4,828          4,666
                                                      -----          -----
   Total Wendy's.........................             6,064          5,828
                                                      =====          =====

   Tim Hortons
   -----------
   Company...............................                84            105
   Franchise.............................             2,101          1,912
                                                      -----          -----
   Total Tim Hortons.....................             2,185          2,017
                                                      =====          =====

   Total System..........................             8,249          7,845
                                                      =====          =====



                           PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Index to Exhibits on Page 19.

(b) No report on Form 8-K was filed during the quarter ended March 31, 2002.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            WENDY'S INTERNATIONAL, INC.
                            ---------------------------
                                   (Registrant)


Date:  5/14/02              /s/ Kerrii B. Anderson
       -------              ------------------------------------
                            Kerrii B. Anderson
                            Executive Vice President and
                            Chief Financial Officer

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS



             Exhibit
              Number                   Description                     Page No.
              ------                   -----------                     --------

                3              New Regulations, as amended             20 - 40

                99                  Safe Harbor Under                  41 - 42
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