Form 10-Q
period 2002-06-30
WENDYS INTERNATIONAL INC
filed 2002-08-12
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended June 30, 2002
                                               -------------
                                       OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from                      to
                               --------------------    -----------------------

Commission File Number 1-8116
                       ------

                           WENDY'S INTERNATIONAL, INC.
-------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

           OHIO                                          31-0785108
--------------------------------            ----------------------------------
(State or other jurisdiction of                     (I.R.S.  Employer
incorporation or organization)                   Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio       43017-0256
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)

(Registrant's telephone number, including area code)        614-764-3100
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
                                      ----   ----

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                             OUTSTANDING AT AUGUST 4, 2002
------------------------------------         -----------------------------

Common shares, $.10 stated value                   115,663,000 shares
Exhibit index on page 24.

        WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                            INDEX

                                                                                   PAGES
PART I:    Financial Information
       Item 1.     Financial Statements:

           Consolidated Condensed Statements of Income for the quarters            3 - 4
              and year-to-date periods ended June 30, 2002 and July 1, 2001

           Consolidated Condensed Balance Sheets as of June 30, 2002
              and December 30, 2001                                                5 - 6

           Consolidated Condensed Statements of Cash Flows for the
              year-to-date periods ended June 30, 2002 and July 1, 2001              7

           Notes to the Consolidated Condensed Financial Statements                8 - 13


       Item 2.     Management's Discussion and Analysis of                        14 - 21
                   Financial Condition and Results of Operations

PART II:      Other Information

       Item 4.     Submission of Matters to Vote of Security Holders              21 - 22

       Item 6.     Exhibits and Reports on Form 8-K                                 22

       Signature                                                                    23

       Index to Exhibits                                                            24

       Exhibit 99(a)                                                              25 - 26

       Exhibit 99(b)                                                                27

       Exhibit 99(c)                                                                28

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                (In thousands, except per share data)
                                                 QUARTER ENDED      QUARTER ENDED
                                                 JUNE 30, 2002       JULY 1, 2001
                                                   ---------          ---------
REVENUES
    Retail sales                                   $ 548,834          $ 491,464
    Franchise revenues                               135,213            118,146
                                                   ---------          ---------
                                                     684,047            609,610
                                                   ---------          ---------
COSTS AND EXPENSES
    Cost of sales                                    342,427            311,063
    Company restaurant operating
      costs                                          113,471            102,401
    Operating costs                                   26,760             20,821
    General and administrative
      expenses                                        58,832             53,329
    Depreciation and amortization
      of property and equipment                       35,177             29,372
    Other income                                         (39)              (794)
    Interest expense                                   8,113              7,020
    Interest income                                   (1,445)            (2,514)
                                                   ---------          ---------
                                                     583,296            520,698
                                                   ---------          ---------

INCOME BEFORE INCOME TAXES                           100,751             88,912
INCOME TAXES                                          37,026             32,898
                                                   ---------          ---------
NET INCOME                                         $  63,725          $  56,014
                                                   =========          =========


BASIC EARNINGS PER COMMON SHARE                    $     .58          $     .49
                                                   =========          =========

DILUTED EARNINGS PER COMMON SHARE                  $     .54          $     .47
                                                   =========          =========

DIVIDENDS PER COMMON SHARE                         $     .06          $     .06
                                                   =========          =========

BASIC SHARES                                         110,551            113,849
                                                   =========          =========

DILUTED SHARES                                       117,155            122,590
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

                                             (In thousands, except per share data)
                                            YEAR-TO-DATE ENDED   YEAR-TO-DATE ENDED
                                              JUNE 30, 2002        JULY 1, 2001
                                                -----------         -----------
REVENUES
    Retail sales                                $ 1,041,921         $   941,067
    Franchise revenues                              254,522             224,081
                                                -----------         -----------
                                                  1,296,443           1,165,148
                                                -----------         -----------
COSTS AND EXPENSES
    Cost of sales                                   656,703             599,565
    Company restaurant operating
      costs                                         220,098             200,810
    Operating costs                                  51,916              41,850
    General and administrative
      expenses                                      115,082             107,090
    Depreciation and amortization
      of property and equipment                      67,919              58,078
    Other income                                       (641)             (1,325)
    Interest expense                                 18,786              14,359
    Interest income                                  (2,851)             (5,617)
                                                -----------         -----------
                                                  1,127,012           1,014,810
                                                -----------         -----------

INCOME BEFORE INCOME TAXES                          169,431             150,338
INCOME TAXES                                         62,266              55,625
                                                -----------         -----------
NET INCOME                                      $   107,165         $    94,713
                                                ===========         ===========


BASIC EARNINGS PER COMMON SHARE                 $       .99         $       .83
                                                ===========         ===========

DILUTED EARNINGS PER COMMON SHARE               $       .93         $       .80
                                                ===========         ===========

DIVIDENDS PER COMMON SHARE                      $       .12         $       .12
                                                ===========         ===========

BASIC SHARES                                        108,345             114,095
                                                ===========         ===========

DILUTED SHARES                                      116,282             122,853
                                                ===========         ===========



The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                          (In thousands)
                                               JUNE 30, 2002     DECEMBER 30, 2001
                                                -----------         -----------
                                                (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                   $   139,547         $   111,121
    Accounts receivable, net                         91,579              83,603
    Notes receivable, net                             7,546              11,295
    Deferred income taxes                             9,941              15,000
    Inventories and other                            56,736              45,334
                                                -----------         -----------
                                                    305,349             266,353
                                                -----------         -----------

PROPERTY AND EQUIPMENT                            2,459,171           2,290,708
    Accumulated depreciation and
      amortization                                 (712,368)           (650,730)
                                                -----------         -----------
                                                  1,746,803           1,639,978
                                                -----------         -----------

NOTES RECEIVABLE, NET                                27,877              32,694
GOODWILL, NET                                       299,601              41,214
DEFERRED INCOME TAXES                                28,021              36,175
OTHER ASSETS                                         77,963              59,629
                                                -----------         -----------
                                                $ 2,485,614         $ 2,076,043
                                                ===========         ===========


The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                               (In thousands)
                                                     JUNE 30, 2002    DECEMBER 30, 2001
                                                      -----------       -----------
                                                      (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                  $    94,023       $   112,245
    Accrued expenses:
       Salaries and wages                                  32,275            34,014
       Taxes                                               74,664            59,113
       Insurance                                           44,049            40,719
       Other                                               48,819            46,386
    Current portion of long-term
       obligations                                          4,313             4,210
                                                      -----------       -----------
                                                          298,143           296,687
                                                      -----------       -----------
LONG-TERM OBLIGATIONS
    Term debt                                             625,763           401,511
    Capital leases                                         52,692            49,735
                                                      -----------       -----------
                                                          678,455           451,246
                                                      -----------       -----------

DEFERRED INCOME TAXES                                      70,972            82,287
OTHER LONG-TERM LIABILITIES                                24,521            16,044

COMMITMENTS AND CONTINGENCIES

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED SECURITIES OF SUBSIDIARY WENDY'S
   FINANCING I, HOLDING SOLELY WENDY'S
   CONVERTIBLE DEBENTURES                                       0           200,000

SHAREHOLDERS' EQUITY
    Preferred stock, Authorized:  250,000 shares
    Common stock, $.10 stated value per share,
      Authorized:  200,000,000 shares,
      Issued and Exchangeable:
      148,868,000 and 138,452,000 shares,
        respectively                                       14,313            13,271
    Capital in excess of stated value                     736,308           467,687
    Retained earnings                                   1,471,789         1,377,840
    Accumulated other comprehensive expense               (28,622)          (48,754)
                                                      -----------       -----------
                                                        2,193,788         1,810,044
    Treasury stock at cost: 33,277,000 and
     33,277,000 shares, respectively                     (780,265)         (780,265)
                                                      -----------       -----------
                                                        1,413,523         1,029,779
                                                      -----------       -----------
                                                      $ 2,485,614       $ 2,076,043
                                                      ===========       ===========


The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          (In thousands)
                                                  YEAR-TO-DATE    YEAR-TO-DATE
                                                     ENDED           ENDED
                                                 JUNE 30, 2002   JULY 1, 2001
                                                   ---------       ---------
NET CASH PROVIDED BY OPERATING                     $ 198,124       $ 137,382
    ACTIVITIES                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from property dispositions                7,407          21,116
    Capital expenditures                            (146,997)       (133,123)
    Acquisition of Baja Fresh                       (287,542)           --
    Acquisition of franchises                           (746)           --
    Principal payments on notes receivable            11,039           2,531
    Investments in joint venture and other           (22,054)           --
    Other investing activities                        (1,266)         (7,391)
                                                   ---------       ---------
        Net cash used in investing activities       (440,159)       (116,867)
                                                   ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of senior
        notes, net of issuance costs                 224,345            --
    Proceeds from employee stock
        options exercised                             61,506          14,501
    Repurchase of common stock                          --           (25,315)
    Principal payments on long-term
      obligations                                     (2,174)         (1,852)
    Dividends paid on common and
      exchangeable shares                            (13,216)        (13,687)
                                                   ---------       ---------
    Net cash provided by (used in) financing
      activities                                     270,461         (26,353)
                                                   ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                      28,426          (5,838)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                          111,121         169,718
                                                   ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 139,547       $ 163,880
                                                   =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
    Interest paid                                  $  18,604       $  14,485
    Income taxes paid                                 37,887          41,455
    Capital lease obligations incurred                 3,173           3,310
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    $2.50 Term Convertible Securities,
      Series A, converted and redeemed             $ 200,000            --



The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  MANAGEMENT'S STATEMENT
-------------------------------
     In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy's International, Inc. and Subsidiaries (the Company) as of June 30, 2002 and December 30, 2001 and the condensed results of operations and comprehensive income (see Note 3) for the quarters and year-to-date periods ended June 30, 2002 and July 1, 2001 and cash flows for the year-to-date periods ended June 30, 2002 and July 1, 2001. All of these financial statements are unaudited with the exception of the December 30, 2001 balance sheet. The Notes to the audited Consolidated Financial Statements, which are contained in the Financial Statements and Other Information furnished with the Company's 2002 Proxy Statement, should be read in conjunction with these Consolidated Condensed Financial Statements.

NOTE 2.  NET INCOME PER SHARE
-----------------------------
     Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations include assumed conversions of stock options, net of shares assumed to be repurchased from proceeds, and company-obligated mandatorily redeemable preferred securities, when dilutive, and the elimination of related expenses, net of income taxes. Options to purchase 2.7 million shares of common stock in the current quarter and year-to-date, and 3.4 million shares in the prior year quarter and year-to-date, were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they are antidilutive.

     The computations of basic and diluted earnings per common share are shown below:


                                                 QUARTER       QUARTER     YEAR-TO-DATE  YEAR-TO-DATE
                                                  ENDED         ENDED         ENDED         ENDED
                                             JUNE 30, 2002  JULY 1, 2001  JUNE 30, 2002  JULY 1, 2001
                                             -------------  ------------  -------------  ------------
                                                       (In thousands, except per share data)
Income for computation of basic earnings
  per common share                             $ 63,725      $ 56,014      $107,165      $ 94,713
Interest savings (net of income taxes) on
  assumed conversions                              --           1,598         1,395         3,195
                                               --------      --------      --------      --------

Income for computation of diluted
  earnings per common share                    $ 63,725      $ 57,612      $108,560      $ 97,908
                                               ========      ========      ========      ========
Weighted average shares for computation
  of basic earnings per common share            110,551       113,849       108,345       114,095
Dilutive stock options                            2,199         1,168         1,948         1,185
Assumed conversions                               4,405         7,573         5,989         7,573
                                               --------      --------      --------      --------
Weighted average shares for computation
  of diluted earnings per common share          117,155       122,590       116,282       122,853
                                               ========      ========      ========      ========

Basic earnings per common share                $    .58      $    .49      $    .99      $    .83
                                               ========      ========      ========      ========
Diluted earnings per common share              $    .54      $    .47      $    .93      $    .80
                                               ========      ========      ========      ========

NOTE 3.  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
------------------------------------------------------------------
The components of other comprehensive income (expense) and total comprehensive income are shown below:

                                            QUARTER        QUARTER    YEAR-TO-DATE   YEAR-TO-DATE
                                             ENDED          ENDED        ENDED          ENDED
                                         JUNE 30, 2002  JULY 1, 2001  JUNE 30, 2002  JULY 1, 2001
                                         -------------  ------------  -------------  ------------
                                                       (In thousands)
Net income                                 $ 63,725      $ 56,014      $107,165      $ 94,713
Other comprehensive income (expense):
Translation adjustments                      21,665        15,768        20,132        (3,093)
                                           --------      --------      --------      --------
Comprehensive income                       $ 85,390      $ 71,782      $127,297      $ 91,620
                                           ========      ========      ========      ========

The translation adjustments change of $5.9 million in the current quarter reflects a strengthening Canadian dollar in second quarter 2002 versus the prior year quarter. The $23.2 million translation adjustment change year-to-date reflects a strengthening of the Canadian dollar in the current year versus a weakening Canadian dollar last year.

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

                                                           WENDY'S             TIM HORTONS              TOTAL
                                                           -------             -----------              -----
                                                                                  ( In thousands)
QUARTER ENDED JUNE 30, 2002
Revenues                                                   $524,962               $159,085           $   684,047
Income before income taxes                                   94,614                 39,879               134,493
Capital expenditures                                         61,102                 12,917                74,019
QUARTER ENDED JULY 1, 2001
Revenues                                                   $470,399               $139,211           $   609,610
Income before income taxes                                   85,773                 32,378               118,151
Capital expenditures                                         49,524                 17,587                67,111
YEAR-TO-DATE ENDED JUNE 30, 2002
Revenues                                                   $994,674               $301,769            $1,296,443
Income before income taxes                                  167,135                 71,375               238,510
Capital expenditures                                        114,422                 32,575               146,997
YEAR-TO-DATE ENDED JULY 1, 2001
Revenues                                                   $895,348               $269,800            $1,165,148
Income before income taxes                                  148,293                 60,718               209,011
Capital expenditures                                         97,586                 35,537               133,123

A reconciliation of reportable segment income before income taxes to consolidated income before income taxes follows:

                                             QUARTER           QUARTER       YEAR-TO-DATE    YEAR-TO-DATE
                                              ENDED             ENDED          ENDED           ENDED
                                           JUNE 30, 2002     JULY 1, 2001   JUNE 30, 2002   JULY 1, 2001
                                           -------------     ------------   -------------   ------------
                                                                  (In thousands)
Income before income taxes                   $ 134,493       $ 118,151       $ 238,510       $ 209,011
Corporate charges                              (33,742)        (29,239)        (69,079)        (58,673)
                                             ---------       ---------       ---------       ---------
Consolidated income before income taxes      $ 100,751       $  88,912       $ 169,431       $ 150,338
                                             =========       =========       =========       =========

Corporate charges include certain overhead costs and net interest expense.

NOTE 5.  INTANGIBLE ASSETS
The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) effective December 31, 2001. FAS 142 provides the accounting guidelines for goodwill and other intangibles. Under FAS 142, the amortization of goodwill and other indefinite-lived intangibles is prohibited and these assets must be tested for impairment annually (or in interim periods if events indicate possible impairment).

In accordance with FAS 142, the Company reclassified approximately $2.5 million of net intangibles into goodwill and has ceased amortizing goodwill effective December 31, 2001. The Company has determined that no other intangibles have an indefinite life, and it will continue to amortize these remaining intangibles over their current lives.

During the first quarter 2002, the Company assigned goodwill to reporting units and performed the first step of the transitional impairment tests for goodwill. The Company has determined its reporting units to be Domestic Wendy's, Canadian Wendy's, International Wendy's, Tim Hortons Canada and Tim Hortons U.S. The first step requires the Company to compare the fair value of each reporting unit as measured by discounted future cash flows, to the carrying value, to determine if there is an indication that a potential impairment may exist. There is no indication of impairment and, therefore no impairment write-off is required upon adoption of FAS 142.

The table below presents amortized and unamortized intangible assets as of June 30, 2002 and December 30, 2001 (in thousands):

                                                               JUNE 30, 2002                             DECEMBER 30, 2001
                                                               -------------                             -----------------

                                               GROSS                        NET            GROSS                          NET
                                               CARRYING     ACCUMULATED     CARRYING       CARRYING      ACCUMULATED      CARRYING
                                               AMOUNT       AMORTIZATION    AMOUNT         AMOUNT        AMORTIZATION     AMOUNT
                                              ------------------------------------------  -----------------------------------------
 Amortized intangible assets:
    Patents and trademarks                       $11,264       $(1,755)       $ 9,509        $10,939        $(1,329)        $ 9,610
    Purchase options                               7,500        (3,626)         3,874          7,500         (3,287)          4,213
    Other                                          2,041          (410)         1,631          6,900         (2,552)          4,348
                                                                             ---------                                      -------
                                                                             $ 15,014                                       $18,171
                                                                             ========                                       =======
 Unamortized intangible assets:
    Goodwill                                                                 $299,601                                       $41,214
                                                                             ========                                       =======

The $300 million in goodwill at June 30, 2002 is comprised of $43 million for Wendy's, $600,000 for Hortons and $256 million related to the Company's acquisition of Fresh Enterprises, Inc. Please refer to Note 7 for more information regarding this acquisition.

Total intangibles amortization expense was $484,000 and $964,000 for the quarter and year-to-date ended June 30, 2002, respectively, and the estimated annual intangibles amortization expense for each year through 2006 is $1.9 million.

In accordance with FAS 142, the quarter and year-to-date ended July 1, 2001 have not been restated. The table below presents a reconciliation of net income, basic earnings per common share and diluted earnings per common share as if FAS 142 had been adopted for the quarter and year-to-date ended July 1, 2001. Basic and diluted earnings per common share for the quarter and year-to-date ended July 1, 2001 each would have been $.01 higher had FAS 142 been adopted for those periods.

                                                  QUARTER         QUARTER      YEAR-TO-DATE     YEAR-TO-DATE
                                                   ENDED           ENDED           ENDED            ENDED
                                              JUNE 30, 2002     JULY 1, 2001   JUNE 30, 2002    JULY 1, 2001
                                              -------------     ------------   -------------    ------------
                                                          (In thousands, except per share amounts)
Net income                                      $    63,725     $    56,014     $   107,165      $    94,713
   Goodwill amortization (net of tax)                  --               639            --              1,275
                                                -----------     -----------     -----------      -----------
Adjusted net income                             $    63,725     $    56,653     $   107,165      $    95,988
                                                ===========     ===========     ===========      ===========

Basic earnings per common share                 $       .58     $       .49     $       .99      $       .83
   Goodwill amortization (net of tax)                  --               .01            --                .01
                                                -----------     -----------     -----------      -----------
Adjusted basic earnings per common share        $       .58     $       .50     $       .99      $       .84
                                                ===========     ===========     ===========      ===========

Diluted earnings per common share               $       .54     $       .47     $       .93      $       .80
   Goodwill amortization (net of tax)                  --               .01            --                .01
                                                -----------     -----------     -----------      -----------
Adjusted diluted earnings per common share      $       .54     $       .48     $       .93      $       .81
                                                ===========     ===========     ===========      ===========


NOTE 6.  RECENT ACCOUNTING STANDARDS
Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001. This statement addresses accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of 2003.

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

Statement of Financial Accounting Standards (FAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002. This statement rescinds FAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds FAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends FAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to the rescission of FAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" was issued in June 2002. This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with the exit and disposal activities, including restructuring activities, that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement also addresses accounting and reporting standards for costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

NOTE 7. ACQUISITIONS AND INVESTMENTS
In 2001, the Company formed a joint venture between Hortons and IAWS Group/Cuisine de France to build a par-baked goods manufacturing facility in Canada. The Company has committed to invest $35.5 million in this joint venture, of which $14.1 million was paid in 2001 and $13.1 million has been paid year-to-date 2002. In first quarter 2002, the Company finalized an investment of $9 million for a 45% minority interest in Cafe Express, a fast-casual restaurant pioneer. Cafe Express currently operates 14 restaurants in Houston, Dallas and Phoenix. The Company is a guarantor on a revolving credit facility for Cafe Express up to $3 million. The Company is accounting for both of these investments using the equity method.

On June 19, 2002, the Company completed its acquisition of Fresh Enterprises, Inc. ("Baja Fresh"), the owner and operator of the Baja Fresh Mexican Grill restaurant chain, pursuant to a Merger Agreement dated May 30, 2002. The results of Baja Fresh's operations have been included in the Company's consolidated financial statements since June 19, 2002. Baja Fresh owns, operates and franchises fast-casual restaurants in 16 states and the District of Columbia. At the date of acquisition, Baja Fresh consisted of 80 company restaurants and 91 franchise restaurants. This acquisition is consistent with the Company's strategy to invest in opportunities that can add to the Company's long-term earnings growth.

The purchase price was $275 million, subject to purchase price adjustments, in exchange for 100% of the stock of Baja Fresh. Total cash paid by the Company in connection with the transaction in the second quarter was $288 million, and included $3.5 million in fees paid to third parties and $9.5 million to reimburse Baja Fresh for investment expenditures made in 2002. The Company used the proceeds from the issuance of $225 million in 6.2% senior notes due 2014 and cash on hand to finance the transaction.

This acquisition was accounted for pursuant to Statement of Financial Accounting Standards No. 141, "Business Combinations". The Company has retained a third party valuation expert to assist in the valuation of the assets acquired. This valuation is expected to be complete by December 29, 2002, the end of the Company's fourth quarter. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, however, these fair values are subject to adjustment upon the completion of the third party valuation.

                                                       As of
Baja Fresh Acquisition                            June 19, 2002
----------------------                            -------------
                                                       (000's)

Current assets                                       $  4,463
Property and equipment, net                            35,977
Goodwill                                              255,896
Other assets                                            3,872
                                                     --------
     Total assets acquired                            300,208
                                                     --------
Current liabilities                                     6,210
Long-term debt                                          6,456
                                                     --------
     Total liabilities assumed                         12,666
                                                     --------
     Net assets acquired                             $287,542
                                                     ========

If the acquisition had been completed as of the beginning of the periods indicated below, pro forma revenues, net income and basic and diluted earnings per common share would have been as follows:

                                     QUARTER          QUARTER      YEAR-TO-DATE       YEAR-TO-DATE
                                      ENDED            ENDED           ENDED              ENDED
                                  JUNE 30, 2002     JULY 1, 2001    JUNE 30, 2002      JULY 1, 2001
                                  -------------    -------------    -------------      -------------
Total revenues                    $     710,964    $     626,931    $   1,346,117      $   1,196,394
Net income                               60,590           53,570          102,249             89,665
Net income per common share:
    Basic                         $         .55    $         .47    $         .94      $         .79
    Diluted                       $         .52    $         .45    $         .89      $         .76

The selected unaudited pro forma information for the quarters and year-to-date periods ended June 30, 2002 and July 1, 2001 includes interest expense on the Company's $225 million of 6.2% senior notes that were issued in conjunction with the acquisition of Baja Fresh. In addition, the quarter and year-to-date periods ended July 1, 2001 exclude expenses incurred by Baja Fresh in conjunction with its previously planned public offering.

The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of each of these periods, nor is it necessarily indicative of future results.

NOTE 8.  COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
During the quarter, the Company called for redemption all of its outstanding $2.50 Term Convertible Securities, Series A ("TECONS"), issued by Wendy's Financing I, a subsidiary of the Company. By the end of the quarter, 99.9% of the $200 million in TECONS had been converted. The remainder were redeemed by the Company. As a result of the conversion, the Company's common shares issued increased by 7.6 million shares.

NOTE 9.  SUBSEQUENT EVENT
On July 3, 2002, the Company announced that its Tim Hortons subsidiary had signed a definitive agreement to sell its cup manufacturing business to Dopaco Canada, Inc. ("Dopaco"). The sale, which closed on July 16, 2002, resulted from a strategic business review by Tim Hortons' management team. The sale generated $20 million in cash and a one-time pretax gain of $3.9 million, which will be approximately $.02 per share in third quarter 2002 for the Company. The cup manufacturing business generated income of about $.01 per share for the Company in 2001. Under a supply agreement with Dopaco, Tim Hortons has agreed to purchase a minimum of 50% of its cup and lid supplies from Dopaco over the period from July 15, 2002 through July 15, 2007. Also as part of this agreement, Dopaco has agreed to pay Tim Hortons a total of $2.2 million over three years as a volume purchase incentive.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The Company's diluted earnings per common share increased 14.9% to $.54 in the current quarter, and 16.3% to $.93 in the year-to-date period. In the quarter, consolidated revenues, which do not include sales in franchise restaurants, increased 12.2% to $684 million. Also in the quarter, systemwide sales, which includes sales of both franchise and company operated restaurants, increased 13.4% to $2.4 billion. Year-to-date, consolidated revenues increased 11.3% to $1.3 billion and systemwide sales increased 12.6% to $4.5 billion. Same-store sales increased for Wendy's and Tim Hortons restaurants, both in the U.S. and Canada during quarter and year-to-date.

WENDY'S
RETAIL SALES
Wendy's retail sales for the second quarter 2002 increased $50.5 million, or 12.6%, to $452.1 million, and $90.5 million, or 11.8%, to $857.6 million for year-to-date 2002. Of this total, domestic Wendy's retail sales increased 12.4% to $405.8 million in the quarter, and 11.8% to $772.4 million for the year-to-date. For domestic company operated Wendy's, average restaurant sales increased 6.0% to $365,258 per restaurant in the quarter, and 5.6% to $698,278 year-to-date. Average same-store sales in Wendy's domestic company restaurants increased 6.6% in the quarter and 6.2% for the year- to-date. The average number of transactions in domestic company operated Wendy's increased 4.2% in the quarter and 3.5% year-to-date, while the average check increased 2.5% in the quarter and 2.7% year-to-date. In addition, domestic selling prices increased ..7% in the quarter and 1.0% year-to-date. In the second quarter, the average number of Wendy's company operated domestic restaurants open increased by 64 and 62, respectively, compared to the prior year quarter and year-to-date.

Canadian Wendy's retail sales increased $4.5 million, or 16.0%, in the second quarter, and $6.4 million, or 12.0%, for the year-to-date. Canadian Wendy's average sales for company operated restaurants, in local currency, increased 5.8% in the second quarter and 3.6% for the year-to-date. Same-store sales increased 7.9% in the second quarter and 5.8% for the year-to-date. The average number of company stores open increased by twelve compared to the prior year. Nearly all international company operated restaurants outside of Canada were shut down with the closures in Argentina in 2000.

FRANCHISE REVENUES
Wendy's franchise revenues, before reserves for uncollectible amounts, increased $4.0 million, or 5.9%, to $72.8 million in the quarter and $8.8 million, or 6.9%, to $137.1 million year-to-date. Royalties increased $7.2 million, or 13.5%, to $60.5 million in the quarter and $13.2 million, or 13.1%, to $114.3 million year-to-date. Average net sales at franchise domestic restaurants increased 9.9% to $328,615 per restaurant in the quarter and 9.5% to $623,626 year-to-date. Average same-store sales at franchise domestic restaurants increased 9.5% for the quarter and 8.9% year-to-date. In the second quarter and year-to-date, the average number of Wendy's domestic franchise restaurants increased by 155 and 154, respectively, compared to the prior year quarter and year-to-date. In local currency, Canadian Wendy's same-store franchise sales increased 8.8% in the quarter and 7.4% year-to-date, while other international same-store franchise sales increased .2% for the quarter and .4% for the year-to-date period. Total Wendy's franchise restaurants open at quarter-end were 4,835 and 4,715, respectively, in 2002 and 2001.

Asset gains from the sale of company operated restaurants and real estate to franchisees decreased $3.9 million in the current quarter to a total of $730,000 (pretax) and decreased $5.4 million for the year-to-date period to $1.5 million (pretax).

COST OF SALES AND RESTAURANT OPERATING COSTS
Wendy's cost of sales increased $27.0 million, or 11.2%, to $267.4 million in the quarter and $49.2 million, or 10.6%, to $512.5 million year-to-date. Of this total, Wendy's domestic restaurant cost of sales increased 11.1% to $239.0 million in the quarter and 10.6% to $459.4 million year-to-date. Wendy's domestic cost of sales as a percent of Wendy's domestic retail sales, decreased ..7% in the quarter and .6% year-to-date. Domestic food costs, as a percent of domestic retail sales, decreased .6% in the quarter and .5% year-to-date, reflecting a decrease in beef and chicken costs of 7.0% and 4.8%, respectively, in the quarter and 6.1% and 3.7% year-to-date. In addition, there was a selling price increase of .7% for the quarter and 1.0% for the year-to-date as compared to the prior year. Domestic labor costs, as a percent of sales, decreased .3% in the quarter and .2% year-to-date, reflecting higher average sales. The average crew wage rate increased 1.8% in the quarter and 2.0% year-to-date.

Wendy's company restaurant operating costs increased $11.4 million, or 11.6%, to $109.5 million in the quarter and $20.1 million, or 10.4%, to $212.1 million year-to-date. Of this total, domestic Wendy's company restaurant operating costs increased 11.6% to $101.0 million in the quarter and 10.7% to $196.0 million year-to-date. As a percent of retail sales, domestic restaurant costs decreased ..2% in the quarter and .3% year-to-date. The quarter and year-to-date reflected lower utility costs and the leverage benefit of higher average sales, partly offset by higher performance-based bonus expense.

The factors discussed above resulted in Wendy's domestic company operating margin increasing .9% to 17.0% in the quarter and .9% to 15.9% for the year-to-date.

As a percent of retail sales, Canadian Wendy's cost of sales decreased .8% in the quarter, reflecting higher average sales. As a percent of retail sales Canadian Wendy's cost of sales remained even for the year-to-date. Average wage rates increased 2.4% in the quarter and 2.8% for the year-to-date.

Canadian Wendy's company restaurant operating costs increased $968,000 in the quarter and $1.2 million year-to-date reflecting the growth of the business. Nearly all international company operated restaurants outside of Canada were shut down with the closures in Argentina at year-end 2000.

OPERATING COSTS
Wendy's operating costs increased 23.3% to $4.6 million in the quarter, and 21.6% to $8.9 million for the year-to-date reflecting higher percentage rent due to higher average sales. Operating costs also increased reflecting the opening of a second bakery in the second half of 2001.

TIM HORTONS
RETAIL SALES
Tim Hortons (Hortons) retail sales increased $6.8 million, or 7.6%, to $96.7 million in second quarter and $10.4 million, or 6.0%, to $184.3 million for the year-to-date. Of this total, Canadian warehouse sales (sales of dry goods to franchisees) increased $9.5 million, or 12.7%, to $83.9 million in the quarter and $14.9 million, or 10.4%, to $158.2 million for the year-to-date. This reflected the increase in the number of Hortons' Canadian franchised restaurants serviced and same-store sales growth in local currency of 9.5% for the quarter and 8.7% for the year-to-date. Retail sales in the U.S. were $7.6 million in the quarter and $16.0 million for the year-to-date. Both periods were down from the prior year, reflecting fewer company operated restaurants as Hortons continued the strategy of franchising company operated restaurants in the U.S.

FRANCHISE REVENUES
Hortons franchise revenues, before reserves for uncollectible amounts, increased $13.0 million, or 26.4%, to $62.4 million in second quarter and $21.6 million, or 22.6%, to $117.4 million for the year-to-date. Canadian royalties increased 17.6% to $12.5 million in the quarter and 14.5% to $23.4 million for the year-to-date. This reflected same-store sales increases in local currency of 9.5% for the quarter and 8.7% for the year-to-date, and 190 additional franchise stores. Canadian rental income from restaurants leased to franchisees increased 18.7% to $36.6 million in the quarter and 15.9% to $68.0 million for the year-to-date. These increases reflected the increase in the number of Canadian restaurants leased to franchisees and higher average sales (rent is generally charged as a percent of sales). Franchise fees increased $3.2 million to $8.7 million for the quarter and $5.3 million to $17.3 million for the year-to-date.

COST OF SALES
The Hortons' Canadian warehouse cost of sales increased $8.0 million, or 13.4%, to $67.3 million in the quarter and $11.9 million, or 10.5% to $125.6 million for the year-to-date. The increase in each period reflects additional sales to Canadian franchisees due to the increased number of restaurants serviced and higher average sales per restaurant. Warehouse cost of sales, as a percent of warehouse sales, increased to 80.2% in the second quarter 2002 from 79.7% in 2001 and remained unchanged at 79.4% for the year-to-date period. Hortons U.S. cost of sales were $4.8 million in the quarter and $11.1 million year-to-date. Both periods were down from the prior year, reflecting the continuing strategy to franchise company operated restaurants.

OPERATING COSTS
Hortons operating costs increased $5.1 million, or 29.7%, to $22.2 million in the quarter and $8.5 million, or 24.6%, to $43.0 million for the year-to-date. Canadian Hortons rent expense increased 9.5% to $8.9 million in the quarter and 8.4% to $17.1 million for the year-to-date, reflecting the growth in the number of properties being leased and then subleased to Canadian franchisees, as well as higher percentage rent due to higher sales. Cost of equipment and other franchise costs increased $2.6 million to $6.7 million in the quarter and $4.2 million to $13.4 million for the year-to-date. Costs of operating and maintaining Canadian warehouse operations increased 29.7% to $5.5 million in the quarter and 27.4% to $10.7 million for the year-to-date. Hortons U.S. had an increase of $746,000 in operating costs for the quarter and $2.7 million for the year-to-date period, reflecting equipment costs and other costs incurred in the franchising of four restaurants in the quarter, and eleven restaurants year-to-date. The operating cost increase also reflects the costs to operate a coffee manufacturing company opened in 2002.

CONSOLIDATED
GENERAL AND ADMINISTRATIVE EXPENSES
Company general and administrative expenses increased 10.3% to $58.8 million in the quarter and 7.5% to $115.1 million in the year-to-date period. As a percent of revenues, costs were .1% lower in the quarter at 8.6% versus 8.7% last year and .3% lower at 8.9% versus 9.2% for the year-to-date. The dollar increase in 2002 primarily reflects an increase in salaries and benefits, including performance-based bonus costs.

DEPRECIATION AND AMORTIZATION EXPENSES
Depreciation and amortization expenses for the quarter and year-to-date increased over 2001 reflecting the Company's information technology initiatives and additional restaurant development.

INTEREST EXPENSE
Interest expense increased $1.1 million in the quarter and $4.4 million for the year-to-date period reflecting $200 million of 6.25% senior notes issued by the Company in the fourth quarter of 2001 and $225 million of 6.20% senior notes issued by the Company in the current quarter. This was partially offset by the conversion into common shares of $200 million in term convertible securities in second quarter 2002.

INTEREST INCOME
Interest income decreased $1.1 million in the quarter and $2.8 million for the year-to-date period reflecting the low interest income rates available in the current interest rate environment.

FOREIGN CURRENCY
The primary currency exposure the Company has is to the Canadian dollar. The results of Wendy's and Tim Hortons' Canadian operations are translated into U.S. dollars. The change in the Canadian dollar this year versus last year reduced earnings per share by approximately one cent for the year-to-date 2002, related to translating Canadian operations. The impact on second quarter 2002 diluted earnings per share was less than one cent.

                              COMPREHENSIVE INCOME
Comprehensive income increased $13.6 million in the quarter and $35.7 million for the year-to-date. Comprehensive income includes net income, which increased $7.7 million in the quarter and $12.5 million year-to-date, and translation adjustments caused by changes in foreign currency. The translation adjustments changed $5.9 million in the current quarter reflecting a strengthening Canadian dollar in second quarter 2002 versus the prior year quarter. Year-to-date, translation adjustments changed $23.2 million reflecting a strengthening of the Canadian dollar in the current year versus a weakening Canadian dollar last year (see Note 3 to the consolidated condensed financial statements).

                               FINANCIAL CONDITION
The Company continues to maintain a strong balance sheet to support system growth and financial flexibility. The long-term debt-to-equity and debt-to-total capitalization ratios were 48% and 32%, respectively, at June 30, 2002, reflecting the $200 million in senior notes issued in fourth quarter 2001 and $225 million in senior notes issued in second quarter 2002. Equity also increased from the conversion of $200 million in term convertible securities in the second quarter of

2002. Standard & Poor's and Moody's rate the Company's senior unsecured debt BBB+ and Baa-1, respectively. Cash flow from operations was $198 million for the year-to-date, and $137 million for the prior year-to-date. Capital expenditures amounted to $147 million for 2002 compared with $133 million for 2001. The Company borrowed $225 million, and in addition, used $63 million of cash on hand to finance the purchase of 100% of the stock of Fresh Enterprises, Inc. ("Baja Fresh") in second quarter 2002. Baja Fresh owns, operates and franchises fast-casual restaurants in 16 states and the District of Columbia. Please refer to Note 7 for more information on this acquisition. The Company has not repurchased any common shares in 2002, however, the Company announced that it may repurchase up to $25 million of its common shares during the remainder of 2002.

In 2001, the Company formed a joint venture between Hortons and IAWS Group/Cuisine de France to build a par-baked goods manufacturing facility in Canada. The Company has committed to invest $35.5 million in this joint venture, of which $14.1 million was paid in 2001 and $13.1 million has been paid year-to-date 2002. On February 28, 2002, the Company finalized an investment of $9 million for a 45% minority interest in Cafe Express, a fast-casual restaurant pioneer. Cafe Express currently operates 14 restaurants in Houston, Dallas and Phoenix. The Company is a guarantor on a revolving credit facility for Cafe Express up to $3 million. The Company is accounting for both of these investments using the equity method.

During the quarter, the Company called for redemption all of its outstanding $2.50 Term Convertible Securities, Series A ("TECONS"), issued by Wendy's Financing I, a subsidiary of the Company. By the end of the quarter, 99.9% of the $200 million in TECONS had been converted. The remainder were redeemed by the Company. As a result of the conversion, the Company's common shares issued increased by 7.6 million shares.

                                     OUTLOOK
The Company continues to employ its strategic initiatives as outlined in the Financial Statements and Other Information furnished with the Company's 2002 Proxy Statement. These initiatives include leveraging the Company's core assets, growing same-store sales, improving store-level productivity to enhance margins, improving underperforming operations, developing profitable new restaurants and implementing new technology initiatives. The Company intends to allocate resources to improve long-term return on assets and invested capital, and to remain focused on established long-term operational strategies of exceeding customer expectations, fostering a performance-driven culture, delivering a balanced message of brand equity plus value in marketing and growing a healthy restaurant system. New restaurant development continues to be very important. The Company also intends to evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures that could add to the Company's long-term earnings growth. The Company's long-term goal for EPS growth continues to be in the 12% to 15% range, excluding unusual items. The Company anticipates current year EPS will be in the $1.90 to $1.95 range. This revision from the previous range of $1.87 to $1.92 is due to strong business trends at Wendy's and Tim Hortons and takes into consideration the following items:

         - $.02 to $.04 per share dilution in the second half of 2002 from the acquisition of Baja Fresh (see Note 7).
         - $.02 per share gain from the sale of Tim Hortons' cup manufacturing business (see Note 9).
         - $.01 per share in asset gains from refranchising Wendy's company operated restaurants.

The Company currently anticipates that between 515-540 new Wendy's and Hortons restaurants will be opened systemwide (both company and franchise) during 2002, subject to the continued ability of the Company and its franchisees to complete permitting and meet other conditions and to comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. In addition, Baja Fresh intends to grow to over 200 stores by year-end. In the second quarter, 86 new restaurants opened, versus 101 new restaurant openings in the prior year quarter. Year-to-date 2002, there have been 157 new restaurants opened, versus 193 new restaurant openings in the prior year-to-date.

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

                                   MARKET RISK
The Company's debt is primarily denominated in U.S. dollars, at fixed interest rates, which limits interest rate risk on financial instruments. Therefore, the Company does not currently utilize any derivatives to alter interest rate risk. Currency exposure is predominately related to Canadian operations, since exposure outside North America is limited to royalties. The Company has cash flow exposure from Tim Hortons and Wendy's operations in Canada. The Canadian currency has been reasonably stable over time, however, in recent years the Canadian dollar has weakened which reduces the U.S. benefit of Canadian operations. While the Company monitors the situation, it does not currently hedge its exposure to Canadian currency fluctuations. At the current level of operating income generated from Canada, if the Canadian currency rate changes one penny in the quarter, the impact on the Company for the quarter would be less than $200,000. At current royalty levels outside of North America, if all foreign currencies moved 10% during each royalty collection period in the same direction, at the same time, the quarter impact would be approximately $250,000. Therefore, the Company does not hedge its exposure to currency fluctuations related to royalty collections outside North America, because it does not believe the risk is material.

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

                 THE APPLICATION OF CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that can have a material impact on the results of operations of the Company. Sales recognition at company operated restaurants is straightforward as customers pay for products at the time of sale, and inventory turns over very quickly, with key items counted daily and a complete food inventory taken weekly. Payments to vendors for products sold in the restaurants are generally settled within 14 days. The earnings reporting process is covered by the Company's system of internal controls, and generally does not require significant management estimates and judgments. However, estimates and judgments are inherent in the calculations of royalty and other franchise related revenue collections, legal obligations, pension and other post-retirement benefits, income taxes, insurance liabilities, various other commitments and contingencies and the estimation of the useful lives of fixed assets and other long-lived assets. While management applies its judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. This discussion of critical accounting policies is substantially the same as set forth in the Financial Statements and Other Information furnished with the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which was incorporated by reference into the Company's most recent Form 10-K.

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

In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management's judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments to income could be required.

The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. Management must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When the Company determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. The Company uses an estimate of its annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.

Depreciation and amortization are recognized using the straight-line method in amounts adequate to amortize costs over the following estimated useful lives: buildings, up to 40 years; leasehold improvements, up to 25 years; restaurant equipment, up to 15 years; other equipment, up to 10 years; and property under capital leases, the primary lease term. The Company estimates useful lives on buildings and equipment based on historical data and industry trends. Long-lived assets are grouped into operating markets and tested for impairment whenever an event occurs that indicates that an impairment may exist. The Company tests for impairment using the cash flows of the operating markets. A significant deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing. The Company capitalizes certain internally developed software costs which are amortized over a ten-year period. The Company monitors its capitalization and amortization policies to ensure they remain appropriate. The Company tests goodwill for impairment annually (or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting unit as measured by discounted cash flows, to the carrying value, to determine if there is an indication that a potential impairment may exist. In calculating the discounted cash flows, the Company used a discount rate of 6.75% and assumed a 3% increase in cash flows per year. The Company will review these assumptions each time goodwill is tested for impairment and will make the appropriate adjustments based on facts and circumstances available at that time.

                      RECENTLY ISSUED ACCOUNTING STANDARDS
The Company adopted Statement of Financial Accounting Standards (FAS) No. 142 "Goodwill and Other Intangible Assets", in first quarter 2002. In accordance with FAS 142, the Company reclassified approximately $2.5 million of net intangibles into goodwill at year-end 2001 and the Company is no longer recording amortization on goodwill effective December 31, 2001. The Company has determined that its goodwill is not impaired. Please refer to Note 5 to the Company's Consolidated Financial Statements for more detailed disclosures concerning FAS 142.

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

Statement of Financial Accounting Standards No.146, "Accounting for Exit or Disposal Activities" was issued in June 2002. This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with the exit and disposal activities, including restructuring activities, that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement also addresses accounting and reporting standards for costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

                              SAFE HARBOR STATEMENT
Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing heavy price discounting; changes in economic conditions; changes in consumer perceptions of food safety; harsh weather, particularly in the first and fourth quarters; changes in consumer tastes; labor and benefit costs; legal claims; risks inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully complete transactions designed to improve its return on investment; and other factors set forth in Exhibit 99 (a) attached hereto.

The number of systemwide restaurants open as of June 30, 2002 and July 1, 2001 was as follows:

                                                         2002               2001
                                                        -----              -----
WENDY'S
Company                                                 1,248              1,159
Franchise                                               4,835              4,715
                                                        -----              -----
Total Wendy's                                           6,083              5,874
                                                        =====              =====

TIM HORTONS
Company                                                    77                106
Franchise                                               2,134              1,941
                                                        -----              -----
Total Tim Hortons                                       2,211              2,047
                                                        =====              =====

BAJA FRESH
Company                                                    81                 52
Franchise                                                  91                 66
                                                        -----              -----
Total Baja Fresh                                          172                118
                                                        =====              =====

Total System                                            8,466              8,039
                                                        =====              =====


                           PART II: OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders.

(a)      The Annual Meeting of the Company's shareholders was held on May 1,
         2002.

(b) The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director:

                 DIRECTOR                  FOR             WITHHELD
                 --------                  ---             --------

          Thekla R. Shackelford        86,843,585         1,219,208
          John T. Schuessler           86,576,886         1,485,909
          Kerrii B. Anderson           86,873,228         1,189,566
          William E. Kirwan            86,823,722         1,239,072

The following directors did not stand for reelection at the meeting (the year in which each director's term expires is indicated in parenthesis): James V. Pickett (2003), Thomas F. Keller (2003), Andrew G. McCaughey (2003), David P. Lauer (2003), James F. Millar (2003), Ernest S. Hayeck (2004), Janet Hill
(2004), True H. Knowles (2004) and Paul D. House (2004).

(c) The following table sets forth the brief description of each other matter voted on at the Annual Meeting and the number of votes cast for, against or abstaining from, as well as broker nonvotes on each matter:

                                                                                                   Broker
                                                    For           Against         Abstain         Nonvotes
                                                ----------       ---------         -------      ----------
Approve an amendment to the
Company's Regulations to
permit the Directors to set the
number of Directors, and the
number of  Directors in each
class, within a specified range                 72,900,341       2,382,348         839,397      11,940,708

Approve the Senior Executive
Annual Performance Plan                         79,689,114       7,523,194         850,466      None

Approve an amendment to the
Company's Regulations to revise
the minimum numbers of Directors
required on any committee of the
Board of Directors from three to one            68,026,393       7,322,609         773,089      11,940,706


Item 6.  Exhibits and Reports on Form 8-K

(a)      Index to Exhibits on Page 24.

(b) The Company filed two reports on Form 8-K for the quarter ended June 30, 2002. The first report on Form 8-K was filed May 31, 2002 and announced (under item 5) the signing of a definitive agreement to acquire Fresh Enterprises, Inc. ("Baja Fresh"), the owner and operator of the Baja Fresh Mexican Grill restaurant chain. A copy of the press release issued May 31, 2002 was attached.

         The second report on Form 8-K was filed June 19, 2002 and announced (under item 2) the completion of the Company's acquisition of Baja Fresh on June 19, 2002 pursuant to a Merger Agreement dated May 30, 2002 (the "Agreement"). A copy of the Agreement was attached to the filing.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WENDY'S INTERNATIONAL, INC.
                                            ---------------------------
                                                    (Registrant)


Date:   8/12/02                             /s/ Kerrii B. Anderson
       --------                             ------------------------------------
                                            Kerrii B. Anderson
                                            Executive Vice President and
                                            Chief Financial Officer

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS



  Exhibit
   Number                  Description                           Page No.
   ------                  -----------                           --------



   99(a)                Safe Harbor Under                        25 - 26
                      the Private Securities
                  Litigation Reform Act of 1995


   99(b)                 Certification of                           27
                     Chief Executive Officer


   99(c)                 Certification of                           28
                     Chief Financial Officer





   The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instrument do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.