Form 10-Q
period 2002-09-29
WENDYS INTERNATIONAL INC
filed 2002-11-12
CIK 105668

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                  to

Commission File Number 1-8116

WENDY’S INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Ohio	31-0785108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio	43017-0256
(Address of principal executive offices)	(Zip code)

614-764-3100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒    No    ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☒    No    ☐.

Indicate the number of shares outstanding in each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2002
Common shares, $.10 stated value	115,404,000 shares
Exhibit index on page 26.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Pages
PART I: Financial Information
Item 1. Financial Statements:
	Consolidated Condensed Statements of Income for the quarters and year-to-date periods ended September 29, 2002 and September 30, 2001	3-4
	Consolidated Condensed Balance Sheets as of September 29, 2002 and December 30, 2001	5-6
	Consolidated Condensed Statements of Cash Flows for the year-to-date periods ended September 29, 2002 and September 30, 2001	7
	Notes to the Consolidated Condensed Financial Statements	8-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		14-21
Item 4. Controls and Procedures		21
PART II: Other Information
Item 6. Exhibits and Reports on Form 8-K		22
Signature		23
Certifications		24-25
Index to Exhibits		26
Exhibit 99(a)		27-28
Exhibit 99(b)		29
Exhibit 99(c)		30

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	(In thousands, except per share data)
	Quarter Ended	Quarter Ended
	September 29, 2002	September 30, 2001
Revenues
Retail sales	$578,358	$489,345
Franchise revenues	143,775	121,047

	722,133	610,392

Costs and expenses
Cost of sales	362,715	311,164
Company restaurant operating costs	122,591	102,843
Operating costs	31,339	23,679
General and administrative expenses	63,568	54,594
Depreciation and amortization of property and equipment	34,293	29,528
Other expense, net	1,417	682
Interest expense	11,570	7,170
Interest income	(1,633)	(2,373)

	625,860	527,287

Income before income taxes	96,273	83,105
Income taxes	35,380	30,749

Net income	$60,893	$52,356

Basic earnings per common share	$.53	$.46

Diluted earnings per common share	$.52	$.44

Dividends per common share	$.06	$.06

Basic shares	115,689	114,205

Diluted shares	117,430	123,169

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	(In thousands, except per share data)
	Year-to-Date Ended September 29, 2002	Year-to-Date Ended September 30, 2001
Revenues
Retail sales	$1,620,279	$1,430,412
Franchise revenues	398,297	345,128

	2,018,576	1,775,540

Costs and expenses
Cost of sales	1,019,418	910,729
Company restaurant operating costs	342,689	303,653
Operating costs	83,255	65,529
General and administrative expenses	178,650	161,684
Depreciation and amortization of property and equipment	102,212	87,606
Other expense (income), net	776	(643)
Interest expense	30,356	21,529
Interest income	(4,484)	(7,990)

	1,752,872	1,542,097

Income before income taxes	265,704	233,443
Income taxes	97,646	86,374

Net income	$168,058	$147,069

Basic earnings per common share	$1.52	$1.29

Diluted earnings per common share	$1.45	$1.24

Dividends per common share	$.18	$.18

Basic shares	110,793	114,132

Diluted shares	116,665	122,958

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(In thousands)
	September 29, 2002	December 30, 2001
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$194,213	$111,121
Accounts receivable, net	84,870	83,603
Notes receivable, net	6,584	11,295
Deferred income taxes	9,796	15,000
Inventories and other	45,391	45,334

	340,854	266,353

Property and equipment	2,483,634	2,290,708
Accumulated depreciation and amortization	(720,866)	(650,730)

	1,762,768	1,639,978

Notes receivable, net	28,541	32,694
Goodwill, net	300,251	41,214
Deferred income taxes	37,198	36,175
Other assets	91,814	59,629

	$2,561,426	$2,076,043

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	(In thousands)
	September 29, 2002	December 30, 2001
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$82,347	$112,245
Accrued expenses:
Salaries and wages	37,979	34,014
Taxes	99,064	59,113
Insurance	46,235	40,719
Other	64,608	46,386
Current portion of long-term obligations	4,310	4,210

	334,543	296,687

Long-term obligations
Term debt	625,732	401,511
Capital leases	56,033	49,735

	681,765	451,246

Deferred income taxes	80,060	82,287
Other long-term liabilities	24,562	16,044

Commitments and contingencies

Company-obligated mandatorily redeemable preferred securities of subsidiary Wendy’s Financing I, holding solely Wendy’s Convertible Debentures	—	200,000

Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share, Authorized: 200,000,000 shares, Issued and Exchangeable: 149,449,000 and 138,452,000 shares, respectively	14,371	13,271
Capital in excess of stated value	752,222	467,687
Retained earnings	1,525,743	1,377,840
Accumulated other comprehensive expense	(46,852)	(48,754)

	2,245,484	1,810,044
Treasury stock at cost: 34,009,000 and 33,277,000 shares, respectively	(804,988)	(780,265)

	1,440,496	1,029,779

	$2,561,426	$2,076,043

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In thousands)
	Year-to-Date Ended	Year-to-Date Ended
	September 29, 2002	September 30, 2001
Net cash provided by operating activities	$334,228	$236,085

Cash flows from investing activities
Proceeds from property dispositions	19,301	25,477
Capital expenditures	(234,800)	(213,451)
Acquisition of Baja Fresh	(287,374)	—
Acquisition of franchises	(746)	(1,543)
Principal payments on notes receivable	13,280	11,465
Investments in joint venture and other	(27,834)	—
Proceeds from sale of Conference Cup	19,959	—
Other investing activities	(4,375)	(7,782)

Net cash used in investing activities	(502,589)	(185,834)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of issuance costs	224,359	—
Proceeds from employee stock options exercised	75,223	28,113
Repurchase of common stock	(24,723)	(37,308)
Principal payments on long-term obligations	(3,251)	(2,752)
Dividends paid on common and exchangeable shares	(20,155)	(20,545)

Net cash provided by (used in) financing activities	251,453	(32,492)

Increase in cash and cash equivalents	83,092	17,759
Cash and cash equivalents at beginning of period	111,121	169,718

Cash and cash equivalents at end of period	$194,213	$187,477

Supplemental disclosures of cash flow information:
Interest paid	$20,155	$18,428
Income taxes paid	46,892	50,739
Capital lease obligations incurred	8,727	4,051

Non-cash investing and financing activities:
$2.50 Term Convertible Securities, Series A, converted and redeemed	$200,000	—

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    MANAGEMENT’S STATEMENT

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy’s International, Inc. and Subsidiaries (the Company) as of September 29, 2002 and December 30, 2001 and the condensed results of operations and comprehensive income (see Note 3) for the quarters and year-to-date periods ended September 29, 2002 and September 30, 2001 and cash flows for the year-to-date periods ended September 29, 2002 and September 30, 2001. All of these financial statements are unaudited with the exception of the December 30, 2001 balance sheet, which is derived from audited financial statements. The Notes to the audited Consolidated Financial Statements, which are contained in the Financial Statements and Other Information furnished with the Company’s 2002 Proxy Statement, should be read in conjunction with these Consolidated Condensed Financial Statements.

NOTE 2.    NET INCOME PER SHARE

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations include assumed conversions of stock options, net of shares assumed to be repurchased from proceeds, and company-obligated mandatorily redeemable preferred securities, when dilutive, and the elimination of related expenses, net of income taxes. Options to purchase 3.3 million shares of common stock and 3.4 million shares of common stock in the current quarter and year-to-date, respectively, and 3.2 million shares and 5.1 million shares in the prior year quarter and year-to-date, respectively, were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they are antidilutive.

The computations of basic and diluted earnings per common share are shown below:

	Quarter Ended Sept. 29, 2002	Quarter Ended Sept. 30, 2001	Year-to-Date Ended Sept. 29, 2002	Year-to-Date Ended Sept. 30, 2001
	(In thousands, except per share data)
Income for computation of basic earnings per common share	$60,893	$52,356	$168,058	$147,069
Interest savings (net of income taxes) on assumed conversions	—	1,598	1,395	4,793

Income for computation of diluted earnings per common share	$60,893	$53,954	$169,453	$151,862

Weighted average shares for computation of basic earnings per common share	115,689	114,205	110,793	114,132
Dilutive stock options	1,741	1,391	1,879	1,253
Assumed conversions	—	7,573	3,993	7,573

Weighted average shares for computation of diluted earnings per common share	117,430	123,169	116,665	122,958

Basic earnings per common share	$.53	$.46	$1.52	$1.29

Diluted earnings per common share	$.52	$.44	$1.45	$1.24

NOTE 3.    CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income (expense) and total comprehensive income are shown below:

	Quarter Ended Sept. 29, 2002	Quarter Ended Sept. 30, 2001	Year-to-Date Ended Sept. 29, 2002	Year-to-Date Ended Sept. 30, 2001
	(In thousands)
Net income	$60,893	$52,356	$168,058	$147,069
Other comprehensive income (expense):
Translation adjustments	(18,230)	(17,422)	1,902	(20,515)

Comprehensive income	$42,663	$34,934	$169,960	$126,554

The translation adjustments in the current and prior year quarters both reflect a weakening Canadian dollar. The $22.4 million translation adjustments change year-to-date reflects a strengthening of the Canadian dollar in the current year versus a weakening Canadian dollar last year.

NOTE 4.    SEGMENT REPORTING

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Wendy’s and Tim Hortons. There were no material amounts of revenues or transfers between reportable segments. The following table presents information about reportable segments. This table excludes Baja Fresh, which is included in corporate charges below.

	Wendy’s	Tim Hortons	Total
	( In thousands)
Quarter Ended Sept. 29, 2002
Revenues	$523,192	$163,647	$686,839
Income before income taxes	89,987	44,344	134,331
Capital expenditures	67,434	13,817	81,251
Quarter Ended Sept. 30, 2001
Revenues	$466,106	$144,286	$610,392
Income before income taxes	78,742	35,563	114,305
Capital expenditures	61,553	18,775	80,328
Year-to-Date Ended Sept. 29, 2002
Revenues	$1,517,866	$465,416	$1,983,282
Income before income taxes	257,122	115,719	372,841
Capital expenditures	181,856	46,392	228,248
Year-to-Date Ended Sept. 30, 2001
Revenues	$1,361,454	$414,086	$1,775,540
Income before income taxes	227,035	96,281	323,316
Capital expenditures	159,139	54,312	213,451

A reconciliation of reportable segment income before income taxes to consolidated income before income taxes follows:

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
	(In thousands)
Income before income taxes	$134,331	$114,305	$372,841	$323,316
Corporate charges	(38,058)	(31,200)	(107,137)	(89,873)

Consolidated income before income taxes	$96,273	$83,105	$265,704	$233,443

Corporate charges include certain overhead costs, net interest expense and the net impact of the acquisition of Baja Fresh since June 19, 2002.

NOTE 5.    INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142) effective December 31, 2001. FAS 142 provides the accounting guidelines for goodwill and other intangibles. Under FAS 142, the amortization of goodwill and other indefinite-lived intangibles is prohibited and these assets must be tested for impairment annually (or in interim periods if events indicate possible impairment).

In accordance with FAS 142, the Company reclassified approximately $2.5 million of net intangibles into goodwill and has ceased amortizing goodwill effective December 31, 2001. The Company has determined that no other intangibles have an indefinite life, and it will continue to amortize these remaining intangibles over their current lives.

During the first quarter 2002, the Company assigned goodwill to reporting units and performed the first step of the transitional impairment tests for goodwill. The Company has determined its reporting units to be Domestic Wendy’s, Canadian Wendy’s, International Wendy’s, Tim Hortons Canada and Tim Hortons U.S. The first step requires the Company to compare the fair value of each reporting unit as measured by discounted future cash flows, to the carrying value, to determine if there is an indication that a potential impairment may exist. There was no indication of impairment and, therefore no impairment write-off was required upon adoption of FAS 142.

The table below presents amortized and unamortized intangible assets as of September 29, 2002 and December 30, 2001 (in thousands):

	September 29, 2002			December 30, 2001
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Patents and trademarks	$11,112	$(1,958)	$9,154	$10,939	$(1,329)	$9,610
Purchase options	7,500	(3,796)	3,704	7,500	(3,287)	4,213
Other	1,967	(493)	1,474	6,900	(2,552)	4,348

			$14,332			$18,171

Unamortized intangible assets:
Goodwill			$300,251			$41,214

The $300 million in goodwill at September 29, 2002 is comprised of $43 million for Wendy’s, $550,000 for Hortons and $256 million related to the Company’s acquisition of Fresh Enterprises, Inc. The Company is currently performing an appraisal of the acquisition of Fresh Enterprises which may result in value being assigned to specific intangibles other than goodwill. Please refer to Note 7 for more information regarding this acquisition.

Total intangibles amortization expense was $509,000 and $1.5 million for the quarter and year-to-date ended September 29, 2002, respectively, and the estimated annual intangibles amortization expense for each year through 2006 is $1.9 million. The results of the appraisal of Fresh Enterprises may result in value being assigned to specific intangibles other than goodwill, which could increase the Company’s future amortization expense.

In accordance with FAS 142, the quarter and year-to-date ended September 30, 2001 have not been restated. The table below presents a reconciliation of net income, basic earnings per common share and diluted earnings per common share as if FAS 142 had been adopted for the quarter and year-to-date ended September 30, 2001. Basic and diluted earnings per common share for the year-to-date ended September 30, 2001 each would have been $.01 higher had FAS 142 been adopted for that period and the quarter ended September 30, 2001 would remain unchanged.

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
	(In thousands, except per share amounts)
Net income	$60,893	$52,356	$168,058	$147,069
Goodwill amortization (net of tax)	—	570	—	1,845

Adjusted net income	$60,893	$52,926	$168,058	$148,914

Basic earnings per common share	$.53	$.46	$1.52	$1.29
Goodwill amortization (net of tax)	—	—	—	.01

Adjusted basic earnings per common share	$.53	$.46	$1.52	$1.30

Diluted earnings per common share	$.52	$.44	$1.45	$1.24
Goodwill amortization (net of tax)	—	—	—	.01

Adjusted diluted earnings per common share	$.52	$.44	$1.45	$1.25

NOTE 6.    RECENT ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” was issued in June 2001. This statement addresses accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of 2003.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001. This statement supersedes Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement addresses accounting and reporting standards for the impairment or disposal of long-lived assets. This statement was adopted in the first quarter 2002 and has not had a significant impact on the Company’s financial statements.

Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued in April 2002. This statement rescinds FAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds FAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to the rescission of FAS No. 4, will be applied in fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of those provisions on its financial statements and will adopt such provisions in the first quarter of fiscal year 2003. The remaining provisions of this statement were adopted by the Company for transactions occurring after May 15, 2002 and have not resulted in a significant impact to the Company’s financial statements.

Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” was issued in June 2002. This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with the exit and disposal activities, including restructuring activities, that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring)”. This statement also addresses accounting and reporting standards for costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

NOTE 7.    ACQUISITIONS AND INVESTMENTS

In 2001, the Company formed a joint venture between Hortons and IAWS Group/Cuisine de France to build a par-baked goods manufacturing facility in Canada. The Company has committed to invest approximately $35.7 million in this joint venture, of which $14.1 million was paid in 2001 and $18.3 million has been paid year-to-date 2002. In first quarter 2002, the Company finalized an investment of $9 million for a 45% minority interest in Cafe Express, a fast-casual restaurant pioneer. Cafe Express currently operates 15 restaurants in Houston, Dallas and Phoenix. The Company is a guarantor on a revolving credit facility for Cafe Express up to $3 million. The Company is accounting for both of these investments using the equity method.

On June 19, 2002, the Company completed its acquisition of Fresh Enterprises, Inc. (“Baja Fresh”), the owner and operator of the Baja Fresh Mexican Grill restaurant chain, pursuant to a Merger Agreement dated May 30, 2002. The results of Baja Fresh’s operations have been included in the Company’s consolidated financial statements since June 19, 2002. Baja Fresh owns, operates and franchises fast-casual restaurants in 17 states and the District of Columbia. At the date of acquisition, Baja Fresh consisted of 80 company restaurants and 91 franchise restaurants. This acquisition is consistent with the Company’s strategy to invest in opportunities that can add to the Company’s long-term earnings growth.

The purchase price was $274 million (including $1 million in purchase price adjustments incurred in the third quarter of 2002), subject to additional purchase price adjustments, in exchange for 100% of the stock of Baja Fresh. Total cash paid by the Company in connection with the transaction in 2002 was $287 million, and included $3.5 million in fees paid to third parties and $9.5 million to reimburse Baja Fresh for investment expenditures made in 2002. The Company used the proceeds from the issuance of $225 million in 6.2% senior notes due 2014 and cash on hand to finance the transaction.

This acquisition was accounted for pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations”. The Company has retained a third party valuation expert to assist in the valuation of the assets acquired. This valuation is expected to be complete by December 29, 2002, the end of the Company’s fourth quarter. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, however, these fair values are subject to adjustment upon the completion of the third party valuation.

As of
Baja Fresh Acquisition	June 19, 2002*
(000’s)
Current assets	$4,463
Property and equipment, net	35,977
Goodwill	255,728
Other assets	3,872

Total assets acquired	300,040

Current liabilities	6,210
Long-term debt	6,456

Total liabilities assumed	12,666

Net assets acquired	$287,374

*	Includes $1 million in purchase price adjustments incurred in third quarter, 2002.

If the acquisition had been completed as of the beginning of the periods indicated below, pro forma revenues, net income and basic and diluted earnings per common share would have been as follows (in thousands, except per share amounts):

	Quarter	Year-to-date	Year-to-date
	Ended	Ended	Ended
	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
Total revenues	$629,691	$2,062,439	$1,826,086
Net income	50,382	163,094	140,167
Net income per common share:
Basic	$.44	$1.47	$1.23
Diluted	$.42	$1.41	$1.18

The selected unaudited pro forma information for the year-to-date period ended September 29, 2002 and the quarter and year-to-date periods ended September 30, 2001 includes interest expense on the Company’s $225 million of 6.2% senior notes that were issued in conjunction with the acquisition of Baja Fresh. In addition, the year-to-date period ended September 30, 2001 excludes expenses incurred by Baja Fresh in conjunction with its previously planned public offering.

The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of each of these periods, nor is it necessarily indicative of future results.

NOTE 8.    DIVESTITURES

In the third quarter, the Company’s Tim Hortons subsidiary sold its cup manufacturing business to Dopaco Canada, Inc. (“Dopaco”). The sale, which closed in July 2002, resulted from a strategic business review by Tim Hortons’ management team. The sale generated $20 million in cash and a one-time pretax gain of $3.2 million, which is approximately $.02 per share in third quarter 2002 for the Company. The cup manufacturing business generated income of about $.01 per share for the Company in 2001. Under a supply agreement with Dopaco, Tim Hortons has agreed to purchase a minimum of 50% of its cup and lid supplies from Dopaco over the period from July 15, 2002 through July 15, 2007.

NOTE 9.    COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

During second quarter 2002, the Company called for redemption all of its outstanding $2.50 Term Convertible Securities, Series A (“TECONS”), issued by Wendy’s Financing I, a subsidiary of the Company. By the end of the second quarter, 99.9% of the $200 million in TECONS had been converted. The remainder were redeemed by the Company. As a result of the conversion, the Company’s common shares issued increased by 7.6 million shares.

NOTE 10.    SUBSEQUENT EVENTS

On October 4, 2002 the Company, based on an IRS audit, received an assessment of federal income taxes due for the tax year 1998. The Company disagrees with the assessment and plans to vigorously appeal the assessment. The Company does not believe the resolution of the issues will have a material impact on its results of operations or financial condition.

On October 24, 2002, the Company made a $12 million investment in the Pasta Pomodoro restaurant business, which is a minority investment of approximately 25% of that company. Pasta Pomodoro is a fast casual restaurant featuring freshly prepared Italian food and as of the date of the Company’s investment, Pasta Pomodoro operated 24 restaurants.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company’s diluted earnings per common share increased 18.2% to $.52 in the current quarter, and 16.9% to $1.45 in the year-to-date period. The current quarter includes a gain of $.02 from the sale of Tim Hortons’ cup manufacturing business. In the quarter, consolidated revenues, which do not include sales in franchise restaurants, increased 18.3% to $722 million. Also in the quarter, systemwide sales, which includes sales of both franchise and company operated restaurants, increased 14.3% to $2.5 billion. Year-to-date, consolidated revenues increased 13.7% to $2.0 billion and systemwide sales increased 13.2% to $7.0 billion. Same-store sales increased for Wendy’s and Tim Hortons restaurants, both in the U.S. and Canada during quarter and year-to-date.

WENDY’S

Retail Sales

Wendy’s retail sales for the third quarter 2002 increased $50.1 million, or 12.5%, to $449.9 million, and $140.6 million, or 12.0%, to $1.3 billion for year-to-date 2002. Of this total, domestic Wendy’s retail sales increased 12.3% to $403.1 million in the quarter, and 12.0% to $1.2 billion for the year-to-date. For domestic company operated Wendy’s, average restaurant sales increased 4.1% to $357,958 per restaurant in the quarter, and 5.1% to $1.1 million year-to-date. Average same-store sales in Wendy’s domestic company restaurants increased 5.0% in the quarter and 5.9% for the year-to-date. The average number of transactions in domestic company operated Wendy’s increased 3.0% in the quarter and 3.3% year-to-date, while the average check increased 1.9% in the quarter and 2.4% year-to-date. In addition, domestic selling prices increased .7% in the quarter and .9% year-to-date. In the third quarter and year-to-date, the average number of Wendy’s company operated domestic restaurants open increased by 82 and 69, respectively, compared to the prior year quarter and year-to-date.

Canadian Wendy’s retail sales increased $4.5 million, or 15.6%, in the third quarter, and $10.8 million, or 13.3%, for the year-to-date. Canadian Wendy’s average sales for company operated restaurants, in local currency, increased 6.5% in the third quarter and 4.6% for the year-to-date. Same-store sales increased 7.9% in the third quarter and 6.6% for the year-to-date. The average number of company stores open increased by twelve compared to the prior year. Outside North America, the Company operates three stores.

Franchise Revenues

Wendy’s franchise revenues, before reserves for uncollectible amounts, increased $7.0 million, or 10.5%, to $73.3 million in the quarter and $15.8 million, or 8.1%, to $210.4 million year-to-date. Royalties increased $5.9 million, or 10.8%, to $60.5 million in the quarter and $19.1 million, or 12.3%, to $174.8 million year-to-date. Average net sales at franchise domestic restaurants increased 8.0% to $326,458 per restaurant in the quarter and 9.0% to $950,205 year-to-date. Average same-store sales at franchise domestic restaurants increased 7.8% for the quarter and 8.5% year-to-date. In the third quarter and year-to-date, the average number of Wendy’s domestic franchise restaurants increased by 131 and 147, respectively, compared to the prior year quarter and year-to-date. In local currency, Canadian Wendy’s same-store franchise sales increased 8.5% in the quarter and 7.8% year-to-date, while other international same-store franchise sales increased .3% for the quarter and .4% for the year-to-date period. Total Wendy’s franchise restaurants open at quarter-end were 4,863 and 4,754, respectively, in 2002 and 2001.

Asset gains from the sale of company operated restaurants and real estate to franchisees increased $470,000 in the current quarter to a total of $590,000 (pretax) and decreased $4.9 million for the year-to-date period to $2.1 million (pretax).

Cost of Sales and Restaurant Operating Costs

Wendy’s cost of sales increased $26.6 million, or 11.0%, to $268.3 million in the quarter and $75.8 million, or 10.8%, to $780.9 million year-to-date. Of this total, Wendy’s domestic restaurant cost of sales increased 10.8% to $239.5 million in the quarter and 10.7% to $698.9 million year-to-date. Wendy’s domestic cost of sales as a percent of Wendy’s domestic retail sales, decreased .8% in the quarter and .7% year-to-date. Domestic food costs, as a percent of domestic retail sales, decreased 1.0% in the quarter and .7% year-to-date, reflecting a decrease in beef and chicken costs of 6.5% and 4.6%, respectively, in the quarter and 6.2% and 4.0%, respectively, year-to-date. In addition, there was a selling price increase of

..7% for the quarter and .9% for the year-to-date as compared to the prior year. Domestic labor costs, as a percent of sales, increased .1% in the quarter and decreased .1% year-to-date. The average crew wage rate increased 1.7% in the quarter and 1.9% year-to-date.

Wendy’s company restaurant operating costs increased $12.8 million, or 13.0%, to $111.5 million in the quarter and $32.8 million, or 11.3%, to $323.6 million year-to-date. Of this total, domestic Wendy’s company restaurant operating costs increased 13.1% to $103.3 million in the quarter and 11.5% to $299.3 million year-to-date. As a percent of retail sales, domestic restaurant costs increased .2% in the quarter and decreased .1% year-to-date. The quarter and year-to-date reflected lower utility costs and the leverage benefit of higher average sales. However, in the quarter the reductions were offset by higher performance-based bonus expense and higher insurance costs. In the year-to-date period, the reductions were partly offset by higher performance-based bonus expense.

The factors discussed above resulted in Wendy’s domestic company operating margin increasing .6% to 15.7% in the quarter and .8% to 15.9% for the year-to-date.

As a percent of retail sales, Canadian Wendy’s cost of sales decreased 1.9% in the quarter and .6% for the year-to-date, reflecting higher average sales and reduced beef costs. Average wage rates increased 2.4% in the quarter and 2.7% for the year-to-date.

Canadian Wendy’s company restaurant operating costs increased $762,000 in the quarter and $2.0 million year-to-date reflecting the growth of the business. Outside North America, the Company operates three stores.

Operating Costs

Wendy’s operating costs increased 5.9% to $4.3 million in the quarter, and 16.0% to $13.3 million for the year-to-date reflecting higher percentage rent due to higher average sales. Operating costs also increased reflecting the opening of a second Wendy’s bun bakery in the second half of 2001.

TIM HORTONS

Retail Sales

Tim Hortons (Hortons) retail sales increased $5.8 million, or 6.5%, to $95.3 million in third quarter and $16.1 million, or 6.1%, to $279.6 million for the year-to-date. Of this total, Canadian warehouse sales (sales of dry goods to franchisees) increased $9.8 million, or 13.3%, to $83.7 million in the quarter and $24.1 million, or 11.1%, to $241.3 million for the year-to-date. This reflected the increase in the number of Hortons’ Canadian franchised restaurants serviced and same-store sales growth in local currency of 5.8% for the quarter and 7.7% for the year-to-date. Retail sales in the U.S. were $6.8 million in the quarter and $22.8 million for the year-to-date. Both periods were down from the prior year, reflecting fewer company operated restaurants as Hortons continued the strategy of franchising company operated restaurants in the U.S.

Franchise Revenues

Hortons franchise revenues, before reserves for uncollectible amounts, increased $13.6 million, or 24.8%, to $68.3 million in third quarter and $35.2 million, or 23.4%, to $185.8 million for the year-to-date. Canadian royalties increased 15.2% to $12.7 million in the quarter and 14.8% to $36.1 million for the year-to-date. This reflected same-store sales increases in local currency of 5.8% for the quarter and 7.7% for the year-to-date, and 201 additional franchise stores. Canadian rental income from restaurants leased to franchisees increased 17.8% to $37.9 million in the quarter and 16.6% to $105.8 million for the year-to-date. These increases reflected the increase in the number of Canadian restaurants leased to franchisees and higher average sales (rent is generally charged as a percent of sales). Franchise fees increased $4.1 million to $13.1 million for the quarter and $9.4 million to $30.4 million for the year-to-date, reflecting an increase in the number of businesses sold to franchisees.

Cost of Sales

The Hortons’ Canadian warehouse cost of sales increased $7.3 million, or 12.6%, to $65.2 million in the quarter and $18.6 million, or 10.8% to $190.2 million for the year-to-date. The increase in each period reflects additional sales to Canadian franchisees due to the increased number of restaurants serviced and higher average sales per restaurant. Warehouse cost of sales, as a percent of warehouse sales, decreased to 78.0% in the third quarter 2002 from 78.5% in 2001 and decreased to 78.9% from 79.1% for the year-to-date period. Hortons U.S. cost of sales were $4.3 million in the quarter and $15.4 million year-to-date. Both periods were down from the prior year, reflecting the continuing strategy to franchise company operated restaurants.

Operating Costs

Hortons operating costs increased $7.4 million, or 37.8%, to $27.0 million in the quarter and $15.9 million, or 29.4%, to $70.0 million for the year-to-date. Canadian Hortons rent expense increased 12.1% to $8.7 million in the quarter and 9.6% to $25.8 million for the year-to-date, reflecting the growth in the number of properties being leased and then subleased to Canadian franchisees, as well as higher percentage rent due to higher sales. Canadian cost of equipment and other franchise costs increased $877,000 to $7.5 million in the quarter and $3.1 million to $18.8 million for the year-to-date. Costs of operating and maintaining Canadian warehouse operations increased $1.7 million to $6.3 million in the quarter and $4.0 million to $17.1 million for the year-to-date. Hortons U.S. had an increase of $3.9 million in operating costs for the quarter and $6.5 million for the year-to-date period, reflecting equipment costs and other costs incurred in the franchising of 15 restaurants in the quarter, and 27 restaurants year-to-date. The operating cost increase also reflects the costs to operate a coffee manufacturing company opened in 2002.

CONSOLIDATED

General and Administrative Expenses

Company general and administrative expenses increased 16.4% to $63.6 million in the quarter and 10.5% to $178.7 million in the year-to-date period. As a percent of revenues, costs were .1% lower in the quarter at 8.8% versus 8.9% last year and .2% lower at 8.9% versus 9.1% for the year-to-date. The dollar increase in 2002 primarily reflects incremental expenses for Baja Fresh and an overall increase in salaries and benefits, including performance-based bonus costs. The bonus increase reflects a reduced amount in 2001 when performance objectives were not achieved, versus an increase in 2002 when performance objectives were exceeded. Without the Baja Fresh incremental expenses and the bonus increase, total general and administrative expenses increased 4% in the current quarter.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for the quarter and year-to-date increased over 2001 reflecting the Company’s information technology initiatives and additional restaurant development.

Interest Expense

Interest expense increased $4.4 million in the quarter and $8.8 million for the year-to-date period reflecting $200 million of 6.25% senior notes issued by the Company in the fourth quarter of 2001 and $225 million of 6.20% senior notes issued by the Company in second quarter of 2002. This was partially offset by the conversion into common shares of $200 million in term convertible securities in second quarter 2002.

Interest Income

Interest income decreased $740,000 in the quarter and $3.5 million for the year-to-date period reflecting the low interest income rates available in the current interest rate environment. This was partly offset by higher average cash balances in the quarter and year-to-date.

Foreign Currency

The primary currency exposure the Company has is to the Canadian dollar. The results of Wendy’s and Tim Hortons’ Canadian operations are translated into U.S. dollars. The change in the Canadian dollar this year versus last year reduced earnings per share by approximately one cent for the year-to-date 2002, related to translating Canadian operations. The impact on third quarter 2002 diluted earnings per share was less than one-half of one cent.

COMPREHENSIVE INCOME

Comprehensive income increased $7.7 million in the quarter and $43.4 million for the year-to-date. Comprehensive income includes net income, which increased $8.5 million in the quarter and $21.0 million year-to-date, and translation adjustments caused by changes in foreign currency. The translation adjustments in the current quarter and prior year quarter both reduced comprehensive net income by $18.2 million and $17.4 million, respectively, reflecting a weakening Canadian dollar. Year-to-date, translation adjustments changed $22.4 million reflecting a strengthening of the Canadian dollar in the current year versus a weakening Canadian dollar last year (see Note 3 to the Consolidated Condensed Financial Statements).

FINANCIAL CONDITION

The Company continues to maintain a strong balance sheet to support system growth and financial flexibility. The long-term debt-to-equity and debt-to-total capitalization ratios were 47% and 32%, respectively, at September 29, 2002, reflecting the $200 million in senior notes issued in fourth quarter 2001 and $225 million in senior notes issued in second quarter 2002. Equity also increased from the conversion of $200 million in term convertible securities in the second quarter 2002. Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt BBB+ and Baa-1, respectively. Cash flow from operations was $334 million for the year-to-date, and $236 million for the prior year-to-date. Capital expenditures amounted to $235 million for 2002 compared with $213 million for 2001. The Company borrowed $225 million, and in addition, used $62 million of cash on hand to finance the purchase of 100% of the stock of Fresh Enterprises, Inc. (“Baja Fresh”) in second quarter 2002. Baja Fresh owns, operates and franchises fast-casual restaurants in 17 states and the District of Columbia. Please refer to Note 7 for more information on this acquisition. In the third quarter and year-to-date 2002, the Company repurchased 731,500 common shares for $24.7 million. Since 1998 through the end of the third quarter of 2002, the Company has repurchased 33.9 million shares for $803 million. In October 2002, the Company’s Board of Directors authorized an additional $200 million for share repurchase, raising the total amount currently authorized to $247 million.

In 2001, the Company formed a joint venture between Hortons and IAWS Group/Cuisine de France to build a par-baked goods manufacturing facility in Canada. The Company has committed to invest approximately $35.7 million in this joint venture, of which $14.1 million was paid in 2001 and $18.3 million has been paid year-to-date 2002. On February 28, 2002, the Company finalized an investment of $9 million for a 45% minority interest in Cafe Express, a fast-casual restaurant pioneer. Cafe Express currently operates 15 restaurants in Houston, Dallas and Phoenix. The Company is a guarantor on a revolving credit facility for Cafe Express up to $3 million. On October 24, 2002, the Company made a $12 million investment in the Pasta Pomodoro restaurant business, which is a minority investment of approximately 25% of that company. Pasta Pomodoro is a fast casual restaurant featuring freshly prepared Italian food and as of the date of the Company’s investment, Pasta Pomodoro operated 24 restaurants. The Company is accounting for each of these investments using the equity method.

During the second quarter 2002, the Company called for redemption all of its outstanding $2.50 Term Convertible Securities, Series A (“TECONS”), issued by Wendy’s Financing I, a subsidiary of the Company. By the end of the second quarter, 99.9% of the $200 million in TECONS had been converted. The remainder were redeemed by the Company. As a result of the conversion, the Company’s common shares issued increased by 7.6 million shares.

OUTLOOK

The Company continues to employ its strategic initiatives as outlined in the Financial Statements and Other Information furnished with the Company’s 2002 Proxy Statement. These initiatives include leveraging the Company’s core assets, growing same-store sales, improving store-level productivity to enhance margins, improving underperforming operations, developing profitable new restaurants and implementing new technology initiatives. The Company intends to allocate resources to improve long-term return on assets and invested capital, and to remain focused on established long-term operational strategies of exceeding customer expectations, fostering a performance-driven culture, delivering a balanced message of brand equity plus value in marketing and growing a healthy restaurant system. New restaurant development continues to be very important. The Company also intends to evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures that could add to the Company’s long-term earnings growth. The Company’s long-term goal for EPS growth continues to be in the 12% to 15% range, excluding unusual items. The Company anticipates current year EPS will be in the $1.90 to $1.91 range. This revision from the previous range of $1.90 to $1.95 is due to lower than expected sales in October 2002, as well as the following items:

•	$.015 to $.02 per share dilution in the fourth quarter of 2002 from the acquisition of Baja Fresh (see Note 7).
•	$.02 per share gain from the sale of Tim Hortons’ cup manufacturing business (see Note 8). This business generated approximately $.003 per share in operating income per quarter.
•	The Canadian exchange rate has not improved as expected.

The Company currently estimates that it will open at least 515 new Wendy’s and Hortons stores (both company and franchise), which is toward the lower end of its original projection of 515-540 new restaurants due to fewer international store openings than anticipated. This is subject to the continued ability of the Company and its franchisees to complete permitting and meet other conditions and to comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. In addition, Baja Fresh intends to grow to over 200 stores by year-end from 171 at the date of acquisition. In the third quarter, 126 new Wendy’s and Hortons restaurants opened, versus 116 new restaurant openings in the prior year quarter. Year-to-date 2002, there have been 283 new Wendy’s and Hortons restaurants opened, versus 309 new restaurant openings in the prior year-to-date.

Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities should provide for the Company’s projected short-term and long-term cash requirements, including cash for capital expenditures, future acquisitions of restaurants from franchisees or other corporate purposes. The Company is committed to a strong capital structure and financial profile, and intends to maintain an investment grade rating. If additional funds are needed for mergers, acquisitions or other strategic investments, the Company believes it could borrow additional cash and still maintain its investment grade rating. In the event the Company’s rating declines, the Company may incur an increase in borrowing costs. If the decline in the rating is significant, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include sales and cost trends, margins at Wendy’s U.S. company restaurants, the Company’s cash position, cash flow, capital expenditures and capitalization, and stability of earnings.

The Company does not have significant term debt maturities until 2005. The Company believes it will be able to pay or refinance future term debt obligations based on its strong financial condition and sources of cash described in the preceding paragraph.

MARKET RISK

The Company’s debt is primarily denominated in U.S. dollars, at fixed interest rates, which limits interest rate risk on financial instruments. Therefore, the Company does not currently utilize any derivatives to alter interest rate risk. Currency exposure is predominately related to Canadian operations, since exposure outside North America is limited to royalties. The Company has cash flow exposure from Tim Hortons and Wendy’s operations in Canada. The Canadian currency has been reasonably stable over time, however, in recent years the Canadian dollar has weakened which reduces the U.S. benefit of Canadian operations. While the Company monitors the situation, it does not currently hedge its exposure to Canadian currency fluctuations. At the current level of operating income generated from Canada, if the Canadian currency rate changes one penny in the quarter, the impact on the Company for the quarter would be approximately $300,000. At current royalty levels outside of North America, if all foreign currencies moved 10% during each royalty collection period in the same direction, at the same time, the quarter impact would be approximately $250,000. Therefore, the Company does not hedge its exposure to currency fluctuations related to royalty collections outside North America, because it does not believe the risk is material.

The Company purchases certain products in the normal course of business, which are affected by commodity prices. Therefore, the Company is exposed to some price volatility related to weather, and various other market conditions outside the Company’s control. However, the Company does employ various purchasing and pricing contract techniques, in an effort to minimize volatility. The Company does not generally make use of financial instruments to hedge commodity prices, partly because of the contract pricing utilized. While volatility can occur, which would impact profit margins, there are generally alternative suppliers available and if the pricing problem is prolonged, the Company has some ability to increase selling prices to offset the commodity prices.

THE APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that can have a material impact on the results of operations of the Company. Sales recognition at company operated restaurants is straightforward as customers pay for products at the time of sale, and inventory turns over very quickly, with key items counted daily and a complete food inventory taken weekly. Payments to vendors for products sold in the restaurants are generally settled within 14 days. The earnings reporting process is covered by the Company’s system of internal controls, and generally does not require significant management estimates and judgments. However, estimates and judgments are inherent in the calculations of royalty and other franchise related revenue collections, legal obligations, pension and other post-retirement benefits, income taxes, insurance liabilities, various other commitments and contingencies and the estimation of the useful lives of fixed assets and other long-lived assets. While management applies its judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. This discussion of critical accounting policies is substantially the same as set forth in the Financial Statements and Other Information furnished with the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, which was incorporated by reference into the Company’s most recent Form 10-K.

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

The Company is self-insured for most workers’ compensation, health care claims, general liability and automotive liability losses. The Company records its insurance liabilities based on historical and industry trends, which are continually monitored, and accruals are adjusted when warranted by changing circumstances. Outside actuaries are used to assist in estimating casualty insurance obligations. Since there are many estimates and assumptions involved in recording insurance liabilities, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

Pension and other retirement benefits, including all relevant assumptions required by generally accepted accounting principles, are evaluated each year with the oversight of the Company’s retirement committee. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many estimates and assumptions involved in retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations.

In the normal course of business, the Company must make continuing estimates of potential future legal obligations and liabilities, which requires the use of management’s judgment on the outcome of various issues. Management may also use outside legal advice to assist in the estimating process. However, the ultimate outcome of various legal issues could be different than management estimates, and adjustments to income could be required.

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

Depreciation and amortization are recognized using the straight-line method in amounts adequate to amortize costs over the following estimated useful lives: buildings, up to 40 years; leasehold improvements, up to 25 years; restaurant equipment, up to 15 years; other equipment, up to 10 years; and property under capital leases, the primary lease term. The Company estimates useful lives on buildings and equipment based on historical data and industry trends. Long-lived assets are grouped into operating markets and tested for impairment whenever an event occurs that indicates that an impairment may exist. The Company tests for impairment using the cash flows of the operating markets. A significant deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing. The Company capitalizes certain internally developed software costs which are amortized over a ten-year period. The Company monitors its capitalization and amortization policies to ensure they remain appropriate. The Company tests goodwill for impairment annually (or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting unit as measured by discounted cash flows, to the carrying value, to determine if there is an indication that a potential impairment may exist. In calculating the discounted cash flows, the Company used a discount rate of 6.75% and assumed a 3% increase in cash flows per year. The Company will review these assumptions each time goodwill is tested for impairment and will make the appropriate adjustments based on facts and circumstances available at that time. The Company plans to test goodwill for impairment again in the first half of 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards (FAS) No. 142 “Goodwill and Other Intangible Assets”, in first quarter 2002. In accordance with FAS 142, the Company reclassified approximately $2.5 million of net intangibles into goodwill at year-end 2001 and the Company is no longer recording amortization on goodwill effective December 31, 2001. The Company has determined that its goodwill is not impaired. Please refer to Note 5 to the Company’s Consolidated Financial Statements for more detailed disclosures concerning FAS 142.

Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” was issued in June 2001. This statement addresses accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of 2003.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001. This statement supersedes Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement addresses accounting and reporting standards for the impairment or disposal of long-lived assets. This statement was adopted in first quarter 2002 and has not had a significant impact on the Company’s financial statements.

Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued in April, 2002. This statement rescinds FAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds FAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends FAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to the rescission of FAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of those provisions on its financial statements and will adopt such provisions in the first quarter of fiscal year 2003. The remaining provisions of this statement were adopted by the Company for transactions occurring after May 15, 2002 and have not resulted in a significant impact to the Company’s financial statements.

Statement of Financial Accounting Standards No.146, “Accounting for Exit or Disposal Activities” was issued in June 2002. This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with the exit and disposal activities, including restructuring activities, that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This statement also addresses accounting and reporting standards for costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

SAFE HARBOR STATEMENT

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing heavy price discounting; changes in economic conditions; changes in consumer perceptions of food safety; harsh weather, particularly in the first and fourth quarters; changes in consumer tastes; labor and benefit costs; legal claims; risks inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully complete transactions designed to improve its return on investment; and other factors set forth in Exhibit 99 (a) attached hereto.

The number of systemwide restaurants open as of September 29, 2002 and September 30, 2001 was as follows:

	2002	2001
Wendy’s
Company	1,270	1,175
Franchise	4,863	4,754

Total Wendy’s	6,133	5,929

Tim Hortons
Company	70	97
Franchise	2,190	1,989

Total Tim Hortons	2,260	2,086

Baja Fresh
Company	89	59
Franchise	99	76

Total Baja Fresh	188	135

Total System	8,581	8,150

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

(a)
Within the 90-day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective.

(b)
No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred to above.

Part II:    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Index to Exhibits on Page 26.

(b)    The Company filed two reports on Form 8-K for the quarter ended September 29, 2002. The first report on Form 8-K was filed August 13, 2002 and announced that John T. Schuessler, Chief Executive Officer of Wendy’s International, Inc. (the “Company”), and Kerrii B. Anderson, Chief Financial Officer of the Company, had each submitted to the SEC a sworn statement under oath as required by SEC Order 4-460 dated June 27, 2002. Copies of those statements were attached to the filing.

The second report on Form 8-K was filed September 13, 2002 and announced that the Company had entered into an Agreement with Ronald V. Joyce concerning the 5,741,262 exchangeable shares of WENTIM, LTD. owned by Mr. Joyce. The exchangeable shares are exchangeable into 5,741,262 common shares of the Company. Under the Agreement, the Company agreed to use its best efforts to file a shelf registration statement with the SEC by October 17, 2002, to use its best efforts to cause the registration statement to become effective as soon as possible thereafter, and to keep it effective until January 2, 2004 unless the common shares are disposed of prior to that date by Mr. Joyce. The Agreement also described circumstances when the filing could be postponed or the availability of the registration statement could be suspended by the Company.

The Agreement also amended certain of the agreements previously entered into with Mr. Joyce to permit him to transfer exchangeable shares to other entities directly or indirectly wholly-owned by him with the Company’s prior approval, and to permit the Company to issue its common shares to Mr. Joyce to effect the exchange of the exchangeable shares through one or more of the Company’s subsidiaries. A copy of the Agreement was attached to the filing.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY'S INTERNATIONAL, INC.
                      (Registrant)

/s/    Kerrii B. Anderson
Kerrii B. Anderson
Executive Vice President and
Chief Financial Officer

Date:    11/12/02

CERTIFICATIONS

I, John T. Schuessler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wendy’s International, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/    John T. Schuessler
Name: John T. Schuessler
Title: Chief Executive Officer

CERTIFICATIONS

I, Kerrii B. Anderson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Wendy’s International, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/    Kerrii B. Anderson
Name:  Kerrii B. Anderson
Title:  Chief Financial Officer

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description	Page No.
99(a)	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	27-28

99(b)	Certification of Chief Executive Officer	29

99(c)	Certification of Chief Financial Officer	30

The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instrument do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.