Form 10-K
period 2002-12-29
WENDYS INTERNATIONAL INC
filed 2003-03-28
CIK 105668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2002
                          -----------------

( ) TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission File Number: 1-8116
                                                 ------

                           WENDY'S INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Ohio                                    31-0785108
-----------------------------------------   ------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number)

     P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio 43017-0256
--------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     614-764-3100
                                                   ---------------------

Securities registered pursuant to Section 12(b) of the Act:


       Title of each class             Name of each exchange on which registered
------------------------------------   -----------------------------------------
  Common Shares, $.10 stated value             New York Stock Exchange
  (114,358,000 shares outstanding
      at February 28, 2003)

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
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES X   NO   .
                                               ---    ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which such voting stock was last sold, as of June 30, 2002 was $4,587,345,000.

Documents incorporated by reference:
     Portions of the Financial Statements and Other Information furnished with the Definitive 2003 Proxy Statement dated March 4, 2003 are incorporated by reference into Parts I and II.
     Portions of the Definitive 2003 Proxy Statement dated March 4, 2003 are incorporated by reference into Part III.

Exhibit index on pages 19-21.

PART I

ITEM 1. BUSINESS

THE COMPANY

               Wendy's International, Inc. was incorporated in 1969 under the laws of the State of Ohio. Wendy's International, Inc. and its subsidiaries are collectively referred to herein as the "Company."

               The Company is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service and fast-casual restaurants serving high quality food. At December 29, 2002, there were 6,253 Wendy's restaurants ("Wendy's") in operation in the United States and in 21 other countries and territories. Of these restaurants, 1,320 were operated by the Company and 4,933 by the Company's franchisees.

               At December 29, 2002, the Company and its franchisees operated 2,348 Tim Hortons ("Hortons") restaurants with 2,188 restaurants in Canada and 160 restaurants in the United States. Of these restaurants open at December 29, 2002, only 71 were company operated.

               Additionally, at December 29, 2002, the Company and its franchisees operated 210 Baja Fresh restaurants in 19 states and the District of Columbia. This included 98 company operated restaurants and 112 franchise restaurants.

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

               Baja Fresh offers a range of fast-casual, fresh Mexican food. The menu includes a variety of fresh, flavorful food including the following: burritos, tacos, quesadillas, nachos, tostadas, beans and rice.

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

               Under the Hortons Canada franchise arrangements, the franchisee is required to purchase certain products such as coffee, sugar, flour and shortening from a Hortons' subsidiary. These products are distributed from five warehouses located across Canada. Products are delivered to Hortons Canada restaurants primarily by Hortons' fleet of trucks and trailers. Both company and franchise stores of Hortons U.S. purchase products from a supplier that has been approved by the Company.

               The New Bakery Co. of Ohio, Inc. ("Bakery"), a wholly-owned subsidiary of the Company, is a producer of buns for Wendy's restaurants. At December 29, 2002, the Bakery supplied 706 restaurants operated by the Company and 2,160 restaurants operated by franchisees. At the present time, the Bakery does not manufacture or sell any other products.

               See Notes 7 and 14 on pages AA-27, AA-28, AA-33, AA-34 and AA-35 of the Financial Statements and Other Information furnished with the Company's 2003 Proxy Statement, which Notes are incorporated herein by reference, for further information regarding revenues, income before income taxes and total assets attributable to the Company's segments.

RAW MATERIALS

               The Company and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products which are necessary to restaurant operations. The Company anticipates no such shortages of products and, in any event, alternate suppliers are available.

TRADEMARKS AND SERVICE MARKS OF THE COMPANY

               The Company has registered certain trademarks and service marks in the United States Patent and Trademark office and in international jurisdictions, some of which include "Wendy's", "Wendy", "Old Fashioned Hamburgers", "Quality Is Our Recipe", "Tim Hortons", "TimBits", "Your Friend Along the Way" and "Baja Fresh". The Company believes that these and other related marks are of material importance to the Company's business. Domestic trademarks and service marks expire at various times from 2003 to 2015, while international trademarks and service marks have various durations of five to 20 years. The Company generally intends to renew trademarks and service marks which expire.

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

               The Company's competitive position at its Wendy's restaurants is enhanced by its use of fresh ground beef, its unique and diverse menu, promotional products, its wide choice of condiments and the atmosphere and decor of its restaurants. Hortons is known for the freshness of its wide variety of baked goods and for its excellent coffee. Baja Fresh is known for fresh, flavorful Mexican food.

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

ACQUISITIONS AND DISPOSITIONS

               The Company has from time to time acquired the interests of and sold Wendy's, Hortons and Baja Fresh restaurants to franchisees, and it is anticipated that the Company may have opportunities for such transactions in the future. The Company generally retains a right of first refusal in connection with any proposed sale of a franchisee's interest. The Company will continue to sell and acquire Wendy's, Hortons and Baja Fresh restaurants in the future where prudent.

               See Notes 9 and 10 on pages AA-29, AA-30 and AA-31 of the Financial Statements and Other Information furnished with the Company's 2003 Proxy Statement, which Notes are incorporated herein by reference, for further information regarding acquisitions and dispositions.

INTERNATIONAL OPERATIONS

               Markets in Canada are currently being developed for both company owned and franchised restaurants. The Company has granted development rights for the countries and territories listed under
               Item 2 on page 9 of this Form 10-K.

FRANCHISED WENDY'S RESTAURANTS

               As of December 29, 2002, the Company's franchisees operated 4,933 Wendy's restaurants in 50 states, the District of Columbia and 21 other countries and territories.

               The rights and franchises under which most franchised restaurants in the United States are operated are set forth in one basic document, the Unit Franchise Agreement. This document gives the franchisee the right to construct, own and operate a Wendy's restaurant upon a site accepted by Wendy's and to use the Wendy's system in connection with the operation of the restaurant at that site. The Unit Franchise Agreement provides for a 20 year term and a 10 year renewal subject to certain conditions.

               Wendy's has in the past franchised under different agreements on a multi-unit basis; however, now it is generally the intent of the Company to grant new Wendy's franchises on a unit-by-unit basis.

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

               See Schedule II on page 18 of this Form 10-K, and Management's Review and Outlook on pages AA-1 through AA-15 and Note 11 on pages AA-31 and AA-32 of the Financial Statements and Other Information furnished with the Company's 2003 Proxy Statement (Management's Review and Outlook and Note 11 are incorporated herein by reference) for further information regarding reserves, commitments and contingencies involving franchisees.

FRANCHISED HORTONS RESTAURANTS

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

FRANCHISED BAJA FRESH RESTAURANTS

               Each Baja Fresh area developer is required to enter into two types of agreements: an Area Development Agreement ("ADA") and a franchise agreement for each restaurant opened under the ADA. The ADA establishes the timing and number of stores to be developed in an area. Pursuant to the current ADA, a franchisee is required to pay a non-refundable $50,000 initial franchise fee for the first restaurant, and an initial development fee equal to $17,500 multiplied by the total number of restaurants required under the ADA (excluding the first restaurant). As each new site is accepted, the franchisee signs a franchise agreement and lease on the premises and pays an initial franchise fee of $35,000, $17,500 of which is paid in cash and $17,500 of which is paid by crediting a portion of the initial development fee paid by the franchisee. Other than this credit, the development fee is non-refundable.

               The current ADA fixes royalties payable to the Company under each single restaurant franchise agreement to 5% of the franchisee's gross sales. For restaurants currently opened pursuant to older ADAs, lower initial franchise fees and royalty rates may apply (as low as a $20,000 initial franchise fee and 4% royalty rate for certain franchisees, including those who had entered into ADAs with the Company prior to fiscal year ended
               1999).

               The ADAs have an initial term equal to the number of years over which the franchisee is required to open restaurants, typically 5 years, but provides the franchisee with an opportunity to enter into a successor ADA subject to certain conditions. The single restaurant franchise agreements typically have a 10-year initial term, but provide the franchisee with an opportunity to enter into a two successive 5-year renewal franchise agreements subject to certain conditions.

ADVERTISING AND PROMOTIONS

               Products sold by Wendy's restaurants are advertised through television, radio, newspapers, the internet and a variety of promotional campaigns. The Company attempts to keep franchisees informed of current advertising techniques and effective promotions. The Company's advertising materials are also made available to the franchisees. Both the Restaurant Franchise Agreement (Wendy's previous form of franchise agreement) and the Wendy's Unit Franchise Agreement provide that franchisees will spend 4% of their gross sales, as defined in the applicable agreement, for advertising and promotions. The Restaurant Franchise Agreement and the Unit Franchise Agreement specify that 2% is to be spent on local and regional advertising (including in many cases cooperative advertising) and 2% is the required contribution to The Wendy's National Advertising Program, Inc. ("WNAP"). Under the Restaurant Franchise Agreement and the Unit Franchise Agreement, the Company has the ability to increase the required total advertising expenditure to 5% in certain instances. Also, under the Unit Franchise Agreement the Company may in certain circumstances change the allocation between local/regional and national advertising.

               For the years 1993 through 2001, the domestic system approved the reallocation of the 4% advertising and promotions percentage, such that the 4% was reallocated as 2.5% toward national advertising and 1.5% toward local and regional advertising. For the years 2002 through 2006, the domestic system has approved the reallocation of the 4% advertising and promotions percentage, such that the 4% would be reallocated as 3% toward national advertising and 1% toward local and regional advertising.

               In 2002, 2001 and 2000, approximately $207 million, $162 million and $152 million, respectively, was spent on advertising, promotions and related expenses by WNAP. WNAP is an Ohio not-for-profit corporation which was established to collect and administer the funds contributed by the Company and all domestic franchisees. WNAP's Trustees are comprised of representatives of both the Company and its franchisees.

               Products sold by Wendy's Canada restaurants are advertised through television, radio and a variety of promotional campaigns. Wendy's Canadian Advertising Program Inc. ("WCAP") provides Wendy's Canada corporate and franchise restaurants (excluding Quebec, where all advertising in done locally) with in-store advertising and promotional materials. WCAP currently collects approximately 2.75% of monthly gross sales, as defined in the franchise agreement, from Wendy's Canada franchise and corporate restaurants (excluding Quebec) as contributions to this fund. During 2002, 2001 and 2000, approximately $11.0 million, $9.7 million and $9.0 million, respectively, was spent by WCAP.

               Products sold by Hortons restaurants are advertised through television, radio, newspapers and a variety of promotional campaigns. Hortons provides franchisees with in store advertising and promotional materials. Tim Hortons Canada is generally entitled to collect 4% of monthly gross sales, as defined in the franchise agreement, from franchisees as a contribution to the Tim Hortons Advertising and Promotion Fund (Canada) Inc. ("Ad Fund"). For the 2002 calendar year, the contribution percentage was voluntarily and temporarily reduced to 3.75% from January 1 through September 30, and further reduced to 3.5% from October 1 through the end of 2002. Tim Hortons U.S. collects 4% of monthly gross sales, as defined in the franchise agreement, from franchisees as a contribution to The Tim's National Advertising Program ("TNAP"). During 2002, 2001 and 2000, approximately $57 million, $51 million and $48 million, respectively, was spent by the Ad Fund and approximately $6.8 million, $5.8 million and $4.5 million, respectively, was spent by TNAP.

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

               Baja Fresh has the right to assess franchisees an advertising fee in the amount of 1% of gross sales, and to establish regions for cooperative advertising and require an additional advertising fee not to exceed 1.5% of gross sales. The Company has not made an assessment of either of these advertising fees to date.

               See Note 13 on page AA-33 of the Financial Statements and Other Information furnished with the Company's 2003 Proxy Statement, which Note is incorporated herein by reference, for further information regarding advertising.

PERSONNEL

               As of December 29, 2002, the Company employed approximately 48,000 people, of whom approximately 45,000 were employed in company operated restaurants. The total number of full-time employees at that date was approximately 9,200. The Company believes that its employee relations are satisfactory.

AVAILABILITY OF INFORMATION

               The Company makes available through its internet website www.wendys-invest.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. The reference to the Company's website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

ITEM 2. PROPERTIES

               Wendy's uses outside contractors in the construction of its restaurants. The restaurants are built to Company specifications as to exterior style and interior decor. The majority are free-standing, one-story brick buildings, substantially uniform in design and appearance, constructed on sites of approximately 40,000 square feet, with parking for approximately 45 cars. Some restaurants, located in downtown areas or shopping malls, are of a store-front type and vary according to available locations but generally retain the standard sign and interior decor. The typical new free-standing restaurant contains about 2,910 square feet and has a food preparation area, a dining room capacity for 94 persons and a double pick-up window for drive-through service. The restaurants are generally located in urban or heavily populated suburban areas, and their success depends upon serving a large number of customers. Wendy's provides a facility for rural and less populated areas that has a building size of 2,123 square feet and approximately 60 seats. This unit provides full double drive-through capacity. Wendy's also operates restaurants in special site locations such as travel centers, gas station/convenience stores, military bases, arenas, malls, hospitals, airports and college campuses.

               Hortons uses outside contractors in the construction of its restaurants. The restaurants are built to Company specifications as to exterior style and interior decor. The standard Hortons restaurant currently being built consists of a free-standing producing unit ranging from 1,150 to 3,030 square feet. Each of these includes a bakery capable of supplying fresh baked goods throughout the day to several satellite Hortons within a defined area. In addition, Hortons has restaurants that are 550 to 800 square foot drive-through-only units, kiosks, full-service carts and mobile carts which are typically located in high traffic areas. Some of these drive-thru only units, kiosks and carts have production facilities on site.

               There are also Wendy's and Hortons concepts combined in one free-standing unit which averages about 5,780 square feet. These units share a common dining room seating from 104 to 127 persons. Each unit has separate food preparation and storage areas and most have separate pick-up windows for each concept.

               The Company remodels its restaurants on a periodic basis to maintain a fresh image, providing convenience for its customers and increasing the overall efficiency of restaurant operations.

               At December 29, 2002, the Company and its franchisees operated 6,253 Wendy's restaurants. Of the 1,320 company operated Wendy's restaurants, the Company owned the land and building for 610 restaurants, owned the building and held long-term land leases for 465 restaurants and held leases covering land and building for 245 restaurants. The Company's land and building leases are written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 1% to 10%) of annual sales in excess of specified amounts. Some of the real estate owned by the Company is subject to mortgages which mature over various terms. The Company also owned land and buildings for, or leased, 502 Wendy's restaurant locations which were leased or subleased to franchisees. Surplus land and buildings are generally held for sale.

               At December 29, 2002, there were 2,348 Hortons units, of which all but 71 were franchise operated. Of the 2,277 franchised units, 457 were owned by Hortons and leased to franchisees, 1,343 were leased by Hortons and in turn subleased to franchisees, with the remainder either owned or leased directly by the franchisee. The Company's land and building leases are generally for terms of 10 to 20 years, and often have one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate.

               At December 29, 2002, there were 210 Baja Fresh restaurants, of which 98 were company operated restaurants and 112 were franchise restaurants. The Company held leases for all 98 company operated restaurants. The Company's leases are written for terms of 5 to 10 years with one or more five-year renewal options. Certain leases require the payment of additional rent equal to a percentage (ranging from 3% to 6%) of annual sales in excess of specified amounts. Additionally, the Company held leases for six Baja Fresh restaurant locations which were leased or subleased to franchisees. The remainder of the franchise operated restaurants were either owned or leased directly by the franchisee.

               See the location of company and franchise restaurants listed under Item 2 on pages 8 and 9 of this Form 10-K.

                              WENDY'S         TIM HORTONS        BAJA FRESH
                              -------         -----------        ----------
         State           Company Franchise  Company Franchise  Company Franchise
        Alabama            -       102         -        -         -        -
        Alaska             -        10         -        -         -        -
        Arizona           41        45         -        -        15        -
       Arkansas            -        57         -        -         -        -
      California          29       203         -        -        52       64
       Colorado           42        81         -        -         -        3
      Connecticut          4        36         -        -         -        -
       Delaware            -        18         -        -         -        -
        Florida          126       323         -        -         -        4
        Georgia           43       223         -        -         2        -
         Idaho             -        24         -        -         -        1
       Illinois           98       111         -        -         5        -
        Indiana            5       167         -        -         -        -
         Iowa              -        43         -        -         -        -
        Kansas            17        53         -        -         -        2
       Kentucky            3       126         -        1         -        -
       Louisiana          58        61         -        -         -        -
         Maine             4        19         2        4         -        -
       Maryland            -       112         -        -         7        4
     Massachusetts        54        30         -        -         -        -
       Michigan           38       222        11       48         -        3
       Minnesota          30        25         -        -         -        -
      Mississippi          6        80         -        -         -        -
       Missouri           25        66         -        -         -        -
        Montana            -        15         -        -         -        -
       Nebraska            -        32         -        -         -        -
        Nevada             -        48         -        -         6        6
     New Hampshire         3        21         -        -         -        -
      New Jersey          16       114         -        -         -        -
      New Mexico           -        36         -        -         -        -
       New York           66       147         -       41         -        -
    North Carolina        33       192         -        -         -        4
     North Dakota          -         7         -        -         -        -
         Ohio            111       329        26       25         -        4
       Oklahoma            -        41         -        -         -        -
        Oregon            17        40         -        -         -       10
     Pennsylvania         84       174         -        -         -        -
     Rhode Island          8        12         -        -         -        -
    South Carolina         -       116         -        -         -        -
     South Dakota          -        10         -        -         -        -
       Tennessee           -       176         -        -         2        -
         Texas            76       285         -        -         4        -
         Utah             52        19         -        -         1        -
        Vermont            -         2         -        -         -        -
       Virginia           45       148         -        -         3        5
      Washington          27        39         -        -         -        2
     West Virginia        22        47         1        1         -        -
       Wisconsin           -        60         -        -         -        -
        Wyoming            -        14         -        -         -        -
 District of Columbia      -         5         -        -         1        -
                       -----     -----       ---      ---       ---      ---
   Domestic Subtotal   1,183     4,366        40      120        98      112
                       -----     -----       ---      ---       ---      ---

                            WENDY'S            TIM HORTONS        BAJA FRESH
                            -------            -----------        ----------
 Country/Territory     Company Franchise    Company Franchise  Company Franchise
       Aruba              -        3            -        -        -        -
      Bahamas             -        6            -        -        -        -
      Canada            133      221           31    2,157        -        -
  Cayman Islands          -        2            -        -        -        -
Dominican Republic        -        5            -        -        -        -
    El Salvador           -        9            -        -        -        -
       Guam               2        -            -        -        -        -
     Guatemala            -        7            -        -        -        -
      Hawaii              2        4            -        -        -        -
     Honduras             -       16            -        -        -        -
      Iceland             -        1            -        -        -        -
     Indonesia            -       27            -        -        -        -
      Jamaica             -        2            -        -        -        -
       Japan              -       83            -        -        -        -
      Mexico              -       16            -        -        -        -
    New Zealand           -       14            -        -        -        -
      Panama              -        6            -        -        -        -
    Philippines           -       40            -        -        -        -
    Puerto Rico           -       46            -        -        -        -
  United Kingdom          -        1            -        -        -        -
     Venezuela            -       56            -        -        -        -
  Virgin Islands          -        2            -        -        -        -
                       ----    -----         ----    -----       --      ---
International Subtotal  137      567           31    2,157        -        -
                       ----    -----         ----    -----       --      ---
Grand Total           1,320    4,933           71    2,277       98      112
                      =====    =====         ====    =====       --      ---


ITEM 3. LEGAL PROCEEDINGS

               Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

               This information is incorporated herein by reference from page AA-40 of the Financial Statements and Other Information furnished with the Company's 2003 Proxy Statement.

ITEM 6. SELECTED FINANCIAL DATA

               This information is incorporated herein by reference from page AA-40 of the Financial Statements and Other Information furnished with the Company's 2003 Proxy Statement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Management's Review and Outlook on pages AA-1 through AA-15 of the Financial Statements and Other Information furnished with the Company's 2003 Proxy Statement is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               This information is incorporated herein by reference from page AA-9 of the Management's Review and Outlook in the Financial Statements and Other Information furnished with the Company's 2003 Proxy Statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The Consolidated Balance Sheets of the Company at December 29, 2002 and December 30, 2001, and the Consolidated Statements of Income, Statements of Cash Flows and Statements of Shareholder's Equity for each of the three fiscal years in the periods ended December 29, 2002, December 30, 2001 and December 31, 2000, the Report of Independent Accountants on these Consolidated Financial Statements, and the Company's unaudited quarterly financial data, are incorporated herein by reference from pages AA-16 through AA-38 of the Financial Statements and Other Information furnished with the Company's 2003 Proxy Statement.

               The Report of Independent Accountants on the Company's Consolidated Financial Statement Schedule is included on page 17 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

PART III

ITEMS 10, 11, 12, AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EXECUTIVE OFFICERS OF THE REGISTRANT


               Name                      Age                 Position With Company                   Officer Since

               John T. Schuessler        52      Chairman of the Board, Chief Executive Officer and      1983
                                                 President, Director

               Kerrii B. Anderson        45      Executive Vice President and Chief Financial Officer,
                                                 Director                                                2000

               Thomas J. Mueller         51      President and Chief Operating Officer -
                                                 Wendy's North America                                   1998

               Donald F. Calhoon         51      Executive Vice President                                1984

               Kathie T. Chesnut         51      Executive Vice President                                1990

               George Condos             49      Executive Vice President                                1982

               Leon M. McCorkle, Jr.     62      Executive Vice President, General Counsel and Secretary 1998

               Ronald E. Musick          62      Executive Vice President                                1986

               John F. Brownley          60      Senior Vice President and Treasurer                     1981

               Jonathan F. Catherwood    41      Executive Vice President                                2001

               John M. Deane             48      Executive Vice President                                2001

               Brion G. Grube            51      Senior Vice President                                   1990

               Lawrence A. Laudick       55      Senior Vice President, General Controller and           1976
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

               Mr. Catherwood joined the Company in 2001 as Senior Vice President of Mergers and Acquisitions. In 2002, Mr. Catherwood was named Executive Vice President, Mergers, Acquisitions and Business Integration. Prior to joining the Company, he was a general partner at the Windsor Group, LLC.

               Mr. Deane joined the Company in 2001 as Senior Vice President and Chief Information Officer. In 2002, Mr. Deane was named Executive Vice President. Prior to joining the Company, he was President of Clipper Management Inc. from 1999 to 2001. Prior to that time, Mr. Deane was Chief Information Officer of MedPartners Inc., now Caremark Rx, Inc.

               Mr. Grube joined the Company in 1990 as Division Vice President and was promoted to Senior Vice President - Canada in 1993. In January 2001, Mr. Grube was promoted to Senior Vice President - International Wendy's. Before joining the Company, Mr. Grube was with Imperial Savings Association from 1988 to 1990. Prior to that time, Mr. Grube spent 12 years with Pizza Hut, Inc.

               The information required by these Items, other than the information set forth above, is omitted and incorporated herein by reference from the Company's 2003 Proxy Statement dated March 4, 2003. However, no information set forth in the 2003 Proxy Statement regarding the Audit Committee Report (pages 7-8), the Report of the Compensation Committee on Executive Compensation (pages 11-13) or the performance graph (page 14) shall be deemed incorporated by reference into this Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

               (a) Within the 90-day period prior to the filing date of this Annual Report on Form 10-K, the Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective.

               (b) No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Securities Exchange Act Rule 13a-15 referred to above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a) (1) and (2) - The following Consolidated Financial Statements of Wendy's International, Inc. and Subsidiaries, included in the Financial Statements and Other Information furnished with the Company's 2003 Proxy Statement on pages AA-16 to AA-38 and incorporated by reference in Item 8, are filed as part of this Annual Report on Form 10-K.

                         Consolidated Statements of Income - Years ended December 29, 2002, December 30, 2001 and December 31, 2000.

                         Consolidated Balance Sheets - December 29, 2002 and December 30, 2001.

                         Consolidated Statements of Cash Flows - Years ended December 29, 2002, December 30, 2001 and December 31, 2000.

                         Consolidated Statements of Shareholders' Equity - Years ended December 29, 2002, December 30, 2001 and December 31, 2000.

                         Consolidated Statements of Comprehensive Income - Years ended December 29, 2002, December 30, 2001 and December 31, 2000.

                         Notes to the Consolidated Financial Statements.

                         Report of Independent Accountants.

                    (3) Listing of Exhibits - See Index to Exhibits. The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

                         Sample Restated Key Executive Agreement between the Company and Messrs. Brownley, Calhoon, Catherwood, Condos, Deane, Grube, Laudick, McCorkle, Mueller, Musick, Schuessler, and Mmes. Anderson and Chesnut.

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

                         Senior Executive Annual Performance Plan.

                         Executive Annual Performance Plan.

                         Supplemental Executive Retirement Plan.

                         1978 Non-Qualified Stock Option Plan, as amended.

                         1982 Stock Option Plan, as amended.

                         1984 Stock Option Plan, as amended.

                         1987 Stock Option Plan, as amended.

                         1990 Stock Option Plan, as amended.

                         WeShare Stock Option Plan, as amended.

               (b) No report on Form 8-K was filed during the quarter ended December 29, 2002.

               (c) Exhibits filed with this report are listed in the Index to Exhibits.

               (d) The following Consolidated Financial Statement Schedule of Wendy's International, Inc. and Subsidiaries is included in
                    Item 15(d): II - Valuation and Qualifying Accounts.

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

                                          Wendy's International, Inc.

                                     By   /s/ KERRII B. ANDERSON         3/28/03
                                     -------------------------------------------
                                          Kerrii B. Anderson
                                          Executive Vice President
                                          and Chief Financial Officer


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               /s/ JOHN T. SCHUESSLER*                  3/28/03     /s/ KERRII B. ANDERSON               3/28/03
               ------------------------------------------------     --------------------------------------------
               John T. Schuessler, Chairman of the Board,           Kerrii B. Anderson, Executive Vice President
               Chief Executive Officer and President, Director      and Chief Financial Officer, Director

               /s/ PAUL D. HOUSE*                       3/28/03     /s/ LAWRENCE A. LAUDICK*             3/28/03
               ------------------------------------------------     --------------------------------------------
               Paul D. House, Director                              Lawrence A. Laudick, Senior Vice
                                                                    President, General Controller
                                                                    and Assistant Secretary

               /s/ ERNEST S. HAYECK*                    3/28/03     /s/ JANET HILL*                      3/28/03
               ------------------------------------------------     --------------------------------------------
               Ernest S. Hayeck, Director                           Janet Hill, Director

               /s/ THOMAS F. KELLER*                    3/28/03     /s/ WILLIAM E. KIRWAN*               3/28/03
               ------------------------------------------------     --------------------------------------------
               Thomas F. Keller, Director                           William E. Kirwan, Director

               /s/ TRUE H. KNOWLES*                     3/28/03     /s/ DAVID P. LAUER*                  3/28/03
               ------------------------------------------------     --------------------------------------------
               True H. Knowles, Director                            David P. Lauer, Director

               /s/ ANDREW G. McCAUGHEY*                 3/28/03     /s/ JAMES F. MILLAR*                 3/28/03
               ------------------------------------------------     --------------------------------------------
               Andrew G. McCaughey, Director                        James F. Millar, Director

               /s/ JAMES V. PICKETT*                    3/28/03     /s/ THEKLA R. SHACKELFORD*           3/28/03
               ------------------------------------------------     --------------------------------------------
               James V. Pickett, Director                           Thekla R. Shackelford, Director



                                                                    *By /s/ KERRII B. ANDERSON           3/28/03
                                                                    --------------------------------------------
                                                                        Kerrii B. Anderson,
                                                                        Attorney-in-Fact


                                 CERTIFICATIONS



I, John T. Schuessler, certify that:

               1. I have reviewed this annual report on Form 10-K of Wendy's International, Inc.;

               2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          /s/ John T. Schuessler
                                          --------------------------------------
                                          Name: John T. Schuessler
                                          Title:  Chief Executive Officer

                                 CERTIFICATIONS

I, Kerrii B. Anderson, certify that:

               1. I have reviewed this annual report on Form 10-K of Wendy's International, Inc.;

               2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                          /s/ Kerrii B. Anderson
                                          --------------------------------------
                                          Name: Kerrii B. Anderson
                                          Title:  Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF WENDY'S INTERNATIONAL, INC.
AND SUBSIDIARIES

               Our audits of the consolidated financial statements referred to in our report dated January 31, 2003, appearing on page AA-38 of the Financial Statements and Other Information furnished with the 2003 Proxy Statement of Wendy's International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included audits of the Financial Statement Schedule listed in Item 15(d) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

               Columbus, Ohio                /s/ PricewaterhouseCoopers LLP
               January 31, 2003



CONSENT OF INDEPENDENT ACCOUNTANTS

               We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-100463 and 333-102824) and in the Registration Statements on Form S-8 (File Nos. 2-67253, 2-98696, 33-18177, 2-82823, 33-36602, 33-36603,
               333-9261, 333-32675, 33-57913, 333-60031, 333-60033, 333-83973,
               333-42478, 333-65990 and 333-97277) of Wendy's International,
               Inc. of our report dated January 31, 2003, relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 31, 2003 relating to the Financial Statement Schedule, which appears in this Form 10-K.

               Columbus, Ohio                /s/ PricewaterhouseCoopers LLP
               March 27, 2003

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (in thousands)

                                         BALANCE AT  CHARGED (CREDITED)                         BALANCE AT
                                          BEGINNING      TO COSTS &         ADDITIONS             END OF
        CLASSIFICATION                     OF YEAR        EXPENSES       (DEDUCTIONS) (a)          YEAR

Fiscal year ended December 29, 2002:
   Reserve for royalty receivables         $ 1,937        $   516           $   (257)          $ 2,196

   Deferred tax asset valuation allowance   12,280          8,581                  -            20,861

   Reserve for possible franchise-
      related losses & contingencies         7,115         (1,044)              (562)            5,509
                                           -------        -------           --------           -------

                                           $21,332        $ 8,053           $   (819)          $28,566
                                           -------        -------           --------           -------

Fiscal year ended December 30, 2001:
   Reserve for royalty receivables         $ 1,617        $   133           $    187           $ 1,937

   Deferred tax asset valuation allowance        -         12,280                  -            12,280

   Reserve for possible franchise-
      related losses & contingencies         6,680          1,965             (1,530)            7,115
                                           -------        -------           --------           -------

                                           $ 8,297        $14,378           $ (1,343)          $21,332
                                           -------        -------           --------           -------

Fiscal year ended December 31, 2000:
   Reserve for royalty receivables         $ 1,663        $   380           $   (426)          $ 1,617

   Reserve for possible franchise-
      related losses & contingencies         6,012          1,106               (438)            6,680
                                           -------        -------           --------           -------

                                           $ 7,675        $ 1,486              $(864)          $ 8,297
                                           -------        -------           --------           -------


(a) Primarily represents reserves written off or reversed due to the resolution of certain franchise situations.

Year-end balances are reflected in the Consolidated Balance Sheet as follows:


                                            DECEMBER 29,     DECEMBER 30,    DECEMBER 31,
                                                2002             2001            2000
                                                ----             ----            ----
Deducted from accounts receivable             $ 6,558          $ 8,057          $5,544
Deducted from notes receivable - current          301              276             114
Deducted from notes receivable - long-term        846              719           2,639
Deducted from deferred tax asset - long-term   20,861           12,280               -
                                              -------          -------          ------
                                              $28,566          $21,332          $8,297
                                              -------          -------          ------


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

           (b)       Amendment to the Share Purchase               Incorporated herein by reference from Exhibit 2.2
                     Agreement, dated as of December 28,           to Ronald V. Joyce's Schedule 13D, dated
                     1995, by and among Wendy's International,     January 5, 1996.
                     Inc., 1149658 Ontario Inc., 1052106
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
                     and Ronald V. Joyce

           (e)       Registration Rights Agreement, dated as of    Incorporated herein by reference from Exhibit 2.10
                     December 29, 1995, by and between Wendy's     to Ronald V. Joyce's Schedule 13D, dated
                     International, Inc. and Ronald V. Joyce       January 5, 1996.

           (f)       Amending Agreement No. 1 to the Registration  Incorporated herein by reference from Exhibit
                     Rights Agreement, dated as of February 25,    2(o) of Form 10-K for the year ended January 3,
                     1999, by and between Wendy's International,   1999.
                     Inc. and Ronald V. Joyce




           (g)       Agreement between Wendy's International, Inc. Incorporated herein by reference from Exhibit 2
                     and Ronald V. Joyce dated October 18, 2001.   of Form 8-K filed on October 19, 2001.

           (h)       Agreement between Ronald V. Joyce,            Incorporated herein by reference from Exhibit 2 of
                     WENTIM, LTD., Wendy's International, Inc.,    Form 8-K filed on September 13, 2002.
                     THD RE No. 1 Co. and the Irrevocable Trust
                     for the Benefit of Ronald V. Joyce, dated as
                     of September 13, 2002.

          3(a)       Articles of Incorporation, as amended to      Incorporated herein by reference from Exhibit
                     date                                          3(a) of Form 10-K for the year ended January 3
                                                                   1999.

           (b)       New Regulations, as amended                   Incorporated herein by reference from
                                                                   Exhibit 3 of Form 10-Q for the quarter
                                                                   ended March 31, 2002.

        * 4(a)       Indenture between the Company and Bank        Incorporated herein by reference from
                     One, National Association, pertaining to      Exhibit 4(i) of Form 10-K for the year ended
                     6.25% Senior Notes due November 15, 2011      December 30, 2001.
                     and 6.20% Senior Notes due June 15, 2014

           (b)       Amended and Restated Rights Agreement         Incorporated herein by reference from Exhibit 1
                     between the Company and American Stock        of Amendment No. 2 to Form 8-A/A
                     Transfer and Trust Company                    Registration Statement, File No. 1-8116, filed
                                                                   on December 8, 1997.

           (c)       Amendment No. 1 to the Amended and Restated   Incorporated herein by reference from Exhibit 2
                     Rights Agreement between the Company and      of Amendment No. 3 to Form 8-A/A
                     American Stock Transfer and Trust Company     Registration Statement, File No. 1-8116, filed
                                                                   on January 26, 2001.

         10(a)       Sample Restated Key Executive Agreement       Incorporated herein by reference from Exhibit
                     between the Company and Messrs. Brownley,     10(a) of Form 10-K for the year ended January 3,
                     Calhoon, Catherwood, Condos, Deane, Grube,    1999.
                     Laudick, McCorkle, Mueller, Musick,
                     Schuessler, and Mmes. Anderson and Chesnut

           (b)       Sample Key Executive Agreement between        Incorporated herein by reference from Exhibit
                     the Company, The TDL Group Ltd. and           10 of Form 10-Q for the quarter ended July
                     Mr. House                                     4, 1999.


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

             (e)       Executive Annual Performance Plan                Incorporated herein by reference from Exhibit
                                                                        10(e) of Form 10-K for the year ended
                                                                        December 30, 2001.

             (f)       Supplemental Executive Retirement Plan           Attached hereto.

             (g)       1978 Non-Qualified Stock Option Plan,            Incorporated herein by reference from Exhibit
                       as amended                                       10(k) of Form 10-K for the year ended January
                                                                        2, 2000.

             (h)       1982 Stock Option Plan, as amended               Incorporated herein by reference from Exhibit
                                                                        10(l) of Form 10-K for the year ended January
                                                                        2, 2000.

             (i)       1984 Stock Option Plan, as amended               Incorporated herein by reference from Exhibit
                                                                        10(m) of Form 10-K for the year ended January
                                                                        2, 2000.

             (j)       1987 Stock Option Plan, as amended               Incorporated herein by reference from Exhibit
                                                                        10(n) of Form 10-K for the year ended January
                                                                        2, 2000.

             (k)       1990 Stock Option Plan, as amended               Incorporated herein by reference from
                                                                        the Company's Definitive Proxy
                                                                        Statement, dated March 4, 2003.

             (l)       WeShare Stock Option Plan, as amended            Attached hereto.

             13        Portions of the Financial Statements and         Incorporated herein by reference from the
                       Other Information furnished with the             Financial Statements and Other information
                       Company's Definitive 2003 Proxy Statement,       furnished with the Company's Definitive 2003
                       dated March 4, 2003, as described in Parts I     Proxy Statement, dated March 4, 2003.
                       and II of this Annual Report on Form 10-K.

             21        Subsidiaries of the Registrant                   Attached hereto.

             23        Consent of PricewaterhouseCoopers LLP            Incorporated by reference to page 17
                                                                        of this Form 10-K.

             24        Powers of Attorney                               Attached hereto.

           99 (a)      Safe harbor under the Private Securities         Attached hereto.
                       Litigation Reform Act of 1995

             (b)       Certification of Chief Executive Officer         Attached hereto.

             (c)       Certification of Chief Financial Officer         Attached hereto.
