Form 10-K/A
period 2002-12-29
WENDYS INTERNATIONAL INC
filed 2003-04-22
CIK 105668

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2002

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-8116

WENDY’S INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Ohio	31-0785108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio	43017-0256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   614-764-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $.10 stated value (114,358,000 shares outstanding at February 28, 2003)	New York Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒     NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which such voting stock was last sold, as of June 30, 2002, was $4,587,345,000.

Documents incorporated by reference in this Form 10-K/A:

None.

Exhibit index on page 45.

EXPLANATORY NOTE

This amendment is being filed to revise information in note 6 (leases) to the consolidated financial statements of the Company incorporated by reference in its Annual Report on Form 10-K (item 8) for the year ended December 29, 2002 regarding (i) future minimum lease payments due under operating leases; (ii) the allocation of rent expense between minimum rents and contingent rents (total rent expense is not changed as a result of this allocation); (iii) future minimum operating lease receipts; and (iv) the allocation of rental income between minimum rents and contingent rents (total rental income is not changed as a result of this allocation). In addition, this amendment is being filed to make conforming amendments to information about future minimum lease payments included in the contractual obligations and commitments table of management’s discussion and analysis of financial condition and results of operations (item 7 of Form 10-K).

As required by Securities and Exchange Commission rules, this amendment also includes currently-dated exhibits 23, 99(a) and

99(b).

This amendment does not amend any other information previously filed in the Company’s Form 10-K, including its consolidated statements of income, balance sheets, statements of cash flow, statements of shareholders’ equity, or statements of comprehensive income, all of which are unchanged.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Wendy’s International, Inc. and Subsidiaries

Management’s Review and Outlook

RESULTS OF OPERATIONS

2002 Overview

For Wendy’s International, Inc. (the “Company”), 2002 was a year of continued growth. Despite facing a challenging economic and competitive environment, the Company delivered quality earnings and a solid overall performance, particularly in its main businesses of Wendy’s and Tim Hortons. Systemwide sales, which includes sales of both franchise and company operated restaurants, increased 12.7% to a record $9.4 billion. Consolidated revenues, which include royalties, rents and other fees but do not include sales in franchise restaurants, increased 14.2% to a record $2.7 billion. In addition, the Company and its franchisees continued to develop new restaurants, concentrated in our core markets of Wendy’s North America and Tim Hortons (“Hortons”) Canada. The following chart details the Company’s revenues and systemwide sales by segment:

(In millions)	2002	2001	2000

Systemwide Sales
Wendy’s	$7,535	$6,837	$6,412
Tim Hortons	1,679	1,462	1,287
Baja Fresh(1)	142	0	0

Total	$9,356	$8,299	$7,699
Change From Prior Year	12.7%	7.8%	8.9%

Revenues
Wendy’s	$2,010	$1,819	$1,712
Tim Hortons	651	572	525
Baja Fresh(1)	69	0	0

Total	$2,730	$2,391	$2,237
Change From Prior Year	14.2%	6.9%	8.2%

(1)	Baja Fresh was acquired by the Company on June 19, 2002. Information prior to that date is not included (see Note 9).

Average same-store sales increased at domestic Wendy’s (6.6%), Canadian Wendy’s (6.5% in Canadian dollars), Canadian Tim Hortons (7.2% in Canadian dollars), U.S. Tim Hortons (9.9%) and Baja Fresh (2.7%) including the period when Baja Fresh was not owned by the Company.

In 2002, the Company continued to focus on its long-term strategic plan that was established in 2001. Significant accomplishments in 2002 included:

•	In the second quarter of 2002, the Company completed its acquisition of Fresh Enterprises, Inc. (“Baja Fresh”), the owner and operator of the Baja Fresh Mexican Grill restaurant chain (see Note 9 to the Consolidated Financial Statements). The purchase price was $274 million (including purchase price adjustments) in exchange for 100% of the stock of Baja Fresh. Including reimbursement of Baja Fresh’s investment expenditures in 2002 and third party fees, the Company paid a total of $287 million in cash in connection with the acquisition. The Company used the proceeds from the issuance of $225 million in senior notes and cash on hand to finance this transaction. This acquisition is consistent with the Company’s strategy to invest in opportunities that have the potential to add to the Company’s long-term earnings growth.

•	In the first quarter of 2002, the Company made an investment of $9 million for a 45% minority interest in Cafe Express, a fast-casual restaurant pioneer. In the fourth quarter of 2002, the Company made a $12 million investment in the Pasta Pomodoro restaurant business, for a minority interest of 25% (fully diluted). Both of these investments are also consistent with the Company’s strategy to invest in opportunities that have the potential to add to the Company’s long-term earnings growth (see Note 9 to the Consolidated Financial Statements for more information on these investments).

•	In the third quarter of 2002, the Company’s Tim Hortons subsidiary sold its cup manufacturing business (“Conference Cup”) to Dopaco Canada, Inc. (“Dopaco”). The sale generated $20 million in cash and a one-time pretax gain of $3.2 million. This sale is consistent with the Company’s strategy to divest of businesses that do not fit strategically to its long-term objectives.

•	As part of the Company’s goal to proactively manage the balance sheet, during the second quarter of 2002, the Company called for redemption all of its outstanding $2.50 Term Convertible Securities, Series A (“trust preferred securities”), issued by Wendy’s Financing I, a subsidiary of the Company. As a result of the call, 99.9% of the trust preferred securities were converted. As a result of the conversion, the Company’s common shares outstanding increased by 7.6 million shares. In addition, during 2002, the Company repurchased 1.6 million common shares for $49.4 million. Since 1998, the Company has repurchased a total of 34.8 million shares for $827.2 million.

•	In 2002, the Company continued to open new restaurants systemwide including 321 Wendy’s restaurants and 204 Hortons restaurants. Baja Fresh opened 40 restaurants since the acquisition by the Company and a total of 61 for the entire year.

The Company reported diluted earnings per share (EPS) of $1.89 in 2002, $1.65 in 2001 and $1.44 in 2000. Year 2000 earnings were reduced by $11.5 million after tax ($.09 earnings per share) for international charges (see Note 2 to the Consolidated Financial Statements and the “International Charges” discussion that follows).

WENDY’S

Retail Sales

Wendy’s retail sales include sales from company operated Wendy’s restaurants and sales of sandwich buns from Wendy’s bun baking facilities to Wendy’s franchisees. Franchise sales are not included in reported retail sales. Total Wendy’s retail sales were $1.7 billion, $1.6 billion and $1.5 billion in 2002, 2001 and 2000, respectively. This was an increase of 11.0% in 2002 and 6.1% in 2001. Of these totals, domestic Wendy’s retail sales were $1.6 billion, $1.4 billion and $1.3 billion in 2002, 2001 and 2000. This was an increase of 10.9% in 2002 and 7.1% in 2001.

Domestic Wendy’s average same-store sales in company operated units increased 4.7% in 2002, 2.1% in 2001 and 3.1% in 2000. The average number of transactions in domestic company operated Wendy’s increased 2.5% in 2002, were unchanged in 2001 and increased .2% in 2000. Domestic selling prices increased .8% during the year, while 2001 and 2000 increased 1.6% and 1.4%, respectively.

The following chart reflects average net sales per domestic Wendy’s restaurant for the last three years. Total domestic Wendy’s average restaurant sales increased 6.7%, 2.8% and 2.6% in 2002, 2001 and 2000, respectively.

	2002	2001	2000

Company	$1,387,000	$1,337,000	$1,314,000
Franchise	$1,251,000	$1,164,000	$1,130,000
Total domestic	$1,280,000	$1,199,000	$1,167,000

Canadian Wendy’s retail sales were $121.8 million, $107.9 million and $99.8 million in 2002, 2001 and 2000, respectively. This was an increase of 12.9% in 2002 and 8.0% in 2001. Canadian Wendy’s same-store sales for company operated restaurants, in local currency, increased 6.1% in 2002 following a 4.5% increase in 2001 and a 1.1% increase in 2000. At year-end, total Canadian company operated Wendy’s restaurants open were 133, 127 and 114 for 2002, 2001 and 2000, respectively. Outside North America, the Company operates two stores.

Franchise Revenues

Wendy’s franchise revenues primarily consist of royalty income from franchisees, rental income from properties leased to franchisees and franchise fees. Also included are gains from the sale of properties previously leased to franchisees and gains from franchising Wendy’s company restaurants. Franchise fees include charges for various costs and expenses related to establishing a franchisee’s business. Total Wendy’s franchise revenues, net of reserves for uncollectible amounts, were $279.1 million, $259.0 million and $241.6 million for 2002, 2001 and 2000, respectively. Of these totals, domestic Wendy’s represented 92% in 2002 and North America Wendy’s represented 97%. Total Wendy’s franchise restaurants open at year-end were 4,933, 4,815, and 4,639 for 2002, 2001 and 2000, respectively.

Royalties, before reserves for uncollectible amounts, increased $22.4 million or 10.8% to $231.1 million in 2002, and $14.6 million or 7.5% to $208.7 million in 2001. This was primarily the result of an average of 146 more domestic Wendy’s franchise restaurants being open in 2002 compared to an average of 167 more in 2001. In addition, average same-store sales at domestic franchise restaurants increased 7.1% and 2.6% in 2002 and 2001, respectively.

Pretax gains from franchising Wendy’s company owned restaurants amounted to $710,000 in 2002 for 3 restaurants sold, compared with $5.0 million in 2001 for 19 restaurants and $1.9 million in 2000 for 14 restaurants. Additionally, pretax gains resulting from the sale of properties that were previously leased to franchisees by Wendy’s were $2.1 million in 2002, $1.8 million in 2001 and $4.5 million in 2000.

Rental income from restaurants leased to franchisees increased $3.0 million to $41.8 million in 2002 compared with an increase of $2.3 million to $38.8 million in 2001. Total restaurants leased to franchisees were 502, 546 and 497 at year-end of 2002, 2001 and 2000, respectively. Franchise fees were $4.7 million in 2002, $5.3 million in 2001 and $6.0 million in 2000.

Reserves for uncollectible franchise revenues are provided and amounted to $596,000 in 2002 and $801,000 in 2000. There were no net additional reserves provided in 2001. Management reviews reserves on an ongoing basis and believes they are adequate for franchise-related receivables. In addition to franchise-related reserves, the Company has recorded additional reserves related to International issues. These reserves are recorded in “Other Expense” (see discussion below).

Canadian Wendy’s same-store franchise sales increased, in local currency, 6.8% and 3.8% in 2002 and 2001, respectively. At year-end, total Canadian franchise

Wendy’s restaurants open were 221, 212 and 210 for 2002, 2001 and 2000, respectively. Outside Canada, 18 new franchise restaurants were opened, primarily in Latin America, and 56 franchise restaurants were closed during 2002 due to challenging conditions in certain markets.

Cost of Sales and Restaurant Operating Costs

Wendy’s cost of sales includes food, paper and labor costs for company operated restaurants and the cost of goods sold to franchisees from Wendy’s bun baking facilities. Total Wendy’s company restaurant cost of sales increased 9.8% to $1.0 billion in 2002 and 7.7% to $944.1 million in 2001. Of this total, domestic Wendy’s company restaurant cost of sales increased 9.7% to $927.5 million in 2002 and 8.7% to $845.8 million in 2001. Domestic Wendy’s company restaurant cost of sales decreased to 59.6% of domestic Wendy’s company restaurant retail sales in 2002, compared with 60.2% in 2001 and 59.3% in 2000. Domestic food costs, as a percent of domestic retail sales, were 29.0% in 2002, 29.7% in 2001 and 29.2% in 2000. Food costs in 2002, as a percent of retail sales, reflected a decrease in beef of 6.4%, and a selling price increase of .8%. Food costs in 2001, as a percent of retail sales, reflected a 13.4% increase in beef costs, which was partially offset by a 1.6% selling price increase.

Domestic Wendy’s labor costs were 27.0% of domestic Wendy’s company restaurant retail sales in 2002, compared with 27.0% in 2001 and 26.5% in 2000. Average wage rates increased 1.8% in 2002 and 3.4% in 2001. The Company continues to control labor costs by adherence to its labor guidelines and store-level productivity programs. Sales per labor hour increased to $32.09 in 2002 compared with $31.30 in 2001, reflecting a 1.7% increase in productivity following a .6% increase in 2001. Productivity measures the percent increase in sales per labor hour less the percent of price increase.

Wendy’s company restaurant operating costs include costs necessary to manage and operate restaurants except cost of sales and depreciation. Total Wendy’s company restaurant operating costs increased 10.1% to $428.1 million in 2002 and 7.0% to $388.9 million in 2001. Of this total, domestic Wendy’s company restaurant operating costs increased 9.8% to $395.7 million in 2002 and 9.9% to $360.3 million in 2001. Domestic Wendy’s company restaurant operating costs, as a percent of domestic Wendy’s company restaurant retail sales, were 25.4% in 2002, 25.7% in 2001 and 25.0% in 2000. The percentage in 2002 reflects lower utility costs and the leverage benefit of higher average sales, partly offset by higher performance-based bonus expense. The percentage in 2001 reflects higher pension costs partly related to reduced pension costs in 2000, and increased utility costs. In addition, average sales increases in 2001 were not high enough to leverage restaurant costs, many of which are fixed or semi-fixed in nature.

Wendy’s domestic company operating margin was 15.8% for 2002, compared with 14.9% in 2001 and 16.5% in 2000. The following chart details the margin:

	2002 % of Sales	2001 % of Sales	2000 % of Sales

Retail sales	100.0%	100.0%	100.0%
Cost of sales	59.5	60.2	59.2
Company restaurant operating costs	24.7	24.9	24.3

Domestic company operating margin	15.8%	14.9%	16.5%

Canadian Wendy’s company restaurant cost of sales increased 11.5% to $77.9 million in 2002 and 10.0% to $69.9 million in 2001. Canadian Wendy’s cost of sales decreased to 63.9% of Canadian Wendy’s retail sales in 2002, from 64.8% in 2001, reflecting higher average sales and reduced beef costs. In 2001, cost of sales increased to 64.8% from 63.6% reflecting higher commodity prices. Average crew wage rates for Canadian Wendy’s increased 2.4% in 2002 versus 4.1% in 2001 and 2.3% in 2000. Canadian Wendy’s company restaurant operating costs increased 14.1% to $30.4 million in 2002 and 4.3% to $26.6 million in 2001. The increase in 2002 reflects the growth of the business. Canadian Wendy’s company restaurant operating costs, as a percent of Canadian Wendy’s retail sales, were 25.0%, 24.7% and 25.6% for 2002, 2001 and 2000, respectively. Outside North America, the Company operates two stores.

Operating Costs

Wendy’s operating costs include rent expense and other costs related to properties subleased to franchisees and costs related to operating and maintaining Wendy’s bun baking facilities. Excluding the bun baking facilities, these costs amounted to $14.6 million in 2002, $13.3 million in 2001 and $12.8 million in 2000. The increase in 2002 reflects higher percentage rent due to higher average sales. There were 208 total restaurants leased by the Company and then subleased to franchisees in 2002 versus 227 in 2001 and 191 in 2000.

Costs to operate and maintain Wendy’s bun baking facilities were $2.9 million in 2002, $2.2 million in 2001 and $1.8 million in 2000. The increase in 2002 reflects the opening of a second Wendy’s bun baking facility in the second half of 2001.

TIM HORTONS

Retail Sales

Retail sales include sales from company operated Hortons restaurants and sales of dry goods and supplies from Hortons’ Canadian distribution warehouses to franchisees. Retail sales also include sales to franchisees from Hortons’ coffee roasting facility. Total Hortons retail sales increased 7.2% to $391.8 million in 2002 and 8.3% to $365.5 million in 2001. Of this total, Canadian distribution warehouse sales increased 13.0% to $343.0 million in 2002 and 10.9% to $303.7 million in 2001. This reflected the increase in the number of Hortons’ Canadian franchised restaurants serviced and positive same-store sales growth, in local currency, of 7.2% in 2002 and 7.8% in 2001. Retail sales from company operated units decreased 21.0% to $48.8 million in 2002 and 3.2% to $61.7 million in 2001, reflecting the Company’s continuing strategy to franchise company operated units in the United States. Of the 2,348 Hortons restaurants open systemwide at the end of 2002, only 71 were company operated.

Franchise Revenues

Included in franchise revenues are royalty income from franchisees, rental income from properties leased to franchisees and franchise fees. Franchise fees include charges for various costs and expenses related to establishing a franchisee’s business, and include initial equipment packages for the Hortons’ franchises. Reserves for uncollectible franchise revenues are provided. Total Hortons franchise revenues, net of reserves for uncollectible amounts, increased 25.3% to $259.3 million in 2002 and 10.4% to $206.9 million in 2001.

Total Hortons royalties, before reserves for uncollectible amounts, increased 17.2% to $52.1 million in 2002 and 13.8% to $44.5 million in 2001. This primarily reflected the increase in the number of Canadian franchise restaurants open and the positive same-store sales growth in Canada, in local currency, of 7.2% and 7.8% in 2002 and 2001, respectively. Franchise fees were $47.1 million in 2002, $32.5 million in 2001 and $35.5 million in 2000. The increase in 2002 included an increase in the number of businesses sold to franchisees to 251 from 211. At the end of 2002, total restaurants franchised were 2,277 versus 2,066 in 2001 and 1,875 in 2000.

Rental income from restaurants leased to franchisees was $150.5 million in 2002 compared with $125.4 million in 2001 and $108.7 million in 2000, reflecting an additional number of restaurants being leased to Canadian franchisees and positive same-store sales growth (rent is generally charged as a percent of sales). At the end of 2002, 1,799 restaurants were leased to franchisees, versus 1,599 in 2001 and 1,435 in 2000.

Cost of Sales

Hortons cost of sales includes food, paper and labor costs for company operated restaurants and the cost of goods sold to franchisees from Hortons’ distribution warehouses and coffee roasting facility. The Hortons’ distribution warehouses distribute primarily dry goods such as flour, sugar and coffee to Hortons’ franchisees. The Hortons’ Canadian warehouse cost of sales increased 12.9% to $271.4 million in 2002 and 10.1% to $240.3 million in 2001, reflecting additional sales to franchisees due to the increased number of restaurants serviced and higher average sales per restaurant. Warehouse cost of sales, as a percent of warehouse sales, was 79.1% in both 2002 and 2001 and 79.7% in 2000. Cost of sales for company operated units amounted to $33.6 million, $44.4 million and $46.5 million in 2002, 2001 and 2000, respectively. The reduction in each year reflects the Company’s continuing strategy to franchise company operated units in the United States.

Operating Costs

Hortons’ operating costs include rent expense related to properties subleased to franchisees and cost of equipment sold to Hortons’ franchisees as part of the initiation of the franchise business. Training and other costs necessary to ensure a successful Hortons franchise opening and costs to operate and maintain the distribution warehouses and coffee roasting facility are also included in operating costs.

Total Hortons operating costs increased 32.8% to $101.2 million in 2002 and 6.3% to $76.2 million in 2001. Canadian Hortons rent expense was $35.5 million in 2002, $32.5 million in 2001 and $29.1 million in 2000, reflecting the growth in the number of properties being leased and then subleased to Canadian franchisees, as well as higher percentage rent due to higher sales. There were 1,342 total restaurants leased by Canadian Hortons and then subleased to franchisees at year-end of 2002 versus 1,206 in 2001 and

1,076 in 2000. Cost of equipment and other franchise costs increased 58.0% to $36.9 million in 2002 and decreased 8.5% to $23.4 million in 2001. The increase in 2002 includes an increase of 40 in the number of franchises sold. Costs of operating and maintaining the distribution warehouses were $23.8 million in 2002, $17.8 million in 2001 and $15.0 million in 2000. The new Hortons U.S. coffee roasting facility incurred operating costs of $2.2 million in 2002.

BAJA FRESH

Retail Sales

Retail sales include sales from company operated Baja Fresh restaurants. Total Baja Fresh retail sales were $64.3 million for the period from June 19, 2002 through December 29, 2002. Same-store sales in Baja Fresh company operated units increased 2.9% for the entire year of 2002. At the end of 2002, there were 98 total company operated units.

Franchise Revenues

Included in franchise revenues are royalty income from franchisees and franchise fees. Total Baja Fresh franchise revenues, net of reserves for uncollectible amounts, were $4.4 million for the period from June 19, 2002 through December 29, 2002. Of this total, royalties were $3.3 million. Same-store sales at Baja Fresh franchise restaurants increased 2.5% for the entire year of 2002. At year-end, total franchise restaurants open were 112.

Cost of Sales and Restaurant Operating Costs

Total Baja Fresh company restaurant cost of sales totaled $42.0 million for the period from June 19, 2002 through December 29, 2002. Total Baja Fresh company restaurant operating costs totaled $15.7 million for the period June 19, 2002 through December 29, 2002.

CONSOLIDATED

General and Administrative Expenses

Company general and administrative expenses increased 11.7% in 2002 to $241.4 million compared to a 3.8% increase in 2001 to $216.1 million. As a percent of revenues, expenses decreased to 8.8% in 2002, down from 9.0% in 2001 and 9.3% in 2000. The dollar increase in 2002 primarily reflects incremental expenses for Baja Fresh and an overall increase in salaries and benefits, including performance-based bonus costs. The bonus increase reflects a reduced amount for 2001 when performance objectives were not achieved, versus an increase in 2002 when performance objectives were exceeded. The increase in 2001 includes increases in salaries and benefits, insurance and consulting fees for technology and strategic initiatives.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $20.8 million in 2002 to $139.1 million and $10.0 million to $118.3 million in 2001. The increase in both years reflects the Company’s information technology initiatives and additional restaurant development.

International Charges

In 2000, the Company incurred a non-recurring pretax charge of $18.4 million ($.09 earnings per share) for the closure of 18 Wendy’s company operated restaurants in Argentina (see Note 2 to the Consolidated Financial Statements).

Other Expense

Other expense includes expenses (income) that are not directly derived from the Company’s primary businesses. This includes income from the Company’s investments in joint ventures and other minority investments. Expenses include store closures, other asset write-offs, reserves for international and legal issues.

Other expense was $6.9 million, $1.7 million and $5.5 million in 2002, 2001 and 2000, respectively. The increase in 2002 included $3.4 million in equity losses related to the joint venture with IAWS Group/Cuisine de France (“IAWS”) and Cafe Express, and $3.3 million in international reserves, reflecting political and economic uncertainties in countries where the Company has franchise restaurants. The Company also had higher write-offs related to remodeling activity and costs related to properties that are no longer viable for development. This was partially offset by the $3.2 million pretax gain from the sale of the Tim Hortons cup manufacturing business. The decrease in 2001 reflects legal reserves and executive search costs in 2000, and reduced international reserves in 2001, partly offset by net currency transaction losses in 2001.

Interest Expense

Interest expense was $41.5 million in 2002, $30.2 million in 2001 and $28.9 million in 2000. The increase in 2002 reflects the $200 million of 6.25% senior notes issued by the Company in the fourth quarter of 2001 and $225 million of 6.20% senior notes issued by the Company in the second quarter of 2002. This was partially offset by the conversion into common shares of $200 million in trust preferred securities in the second quarter of 2002.

Interest Income

Interest income was $6.0 million in 2002, $9.6 million in 2001 and $13.8 million in 2000. The decrease in interest income primarily reflects the repayment of franchise notes receivable and the sharply lower overall interest income rates available in the current interest rate environment. This was partly offset by a higher average cash balance in 2002.

Income Taxes

The effective income tax rate for 2002 was 36.75% compared with 37.0% for 2001 and 37.5% for 2000. In 2002, the .25% decrease in the tax rate was due to an increase in the work opportunity tax credits and reductions in statutory Canadian income tax rates. In 2001, the .50% decrease in the tax rate from 2000 was due to a combination of changes in the work opportunity tax credits, tax exempt interest income and non-deductible expenses.

Other Comprehensive Income

Comprehensive income was lower than net income by $12.1 million in 2002, $21.6 million in 2001 and $12.7 million in 2000. The change in 2002 includes $4.0 million in income related to favorable translation adjustments on the Canadian dollar and $16.2 million in expense related to a minimum pension liability adjustment for the Company’s pension plan (see Note 12 to the Consolidated Financial Statements). For 2001 and 2000, the differences were primarily the result of changes in the Canadian exchange rate, which was unfavorable to the Company for each of these years (see Consolidated Statements of Comprehensive Income).

FINANCIAL POSITION

Overview

The Company continues to maintain a strong balance sheet to support system growth and financial flexibility. The long-term debt-to-equity ratio was 47% at year-end of 2002 and 44% at year-end 2001 reflecting the $200 million in senior notes issued in the fourth quarter of 2001 and $225 million in senior notes issued in the second quarter of 2002. Equity also increased from the conversion of $200 million in trust preferred securities in the second quarter of 2002. Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt BBB+ and Baa-1, respectively.

Total assets increased $583.3 million in 2002 to $2.7 billion. The increase included $303.6 million from the purchase of Baja Fresh, which was primarily funded by the net proceeds received from the issuance of $225 million 6.20% senior notes in 2002. The primary assets purchased were $35.0 million in net property, plant and equipment, $34.0 million of intangibles and $226.8 million in goodwill. In addition, net property and equipment increased $168.3 million unrelated to the purchase, primarily reflecting a greater number of Wendy’s company operated restaurants. A total of $49.4 million of cash was used to repurchase 1.6 million common shares in 2002. Return on average assets was 9.2% in 2002 and 9.7% in 2001. Return on average assets is computed as net income divided by average assets.

Total shareholders’ equity increased $418.8 million in 2002. Equity increased as a result of the conversion of $200 million in trust preferred securities, earnings and option exercises, partially offset by the Company’s purchase of treasury stock. Treasury stock was retired at the end of 2002, which reduced “capital in excess of stated value” and “retained earnings”, but did not change the total shareholders’ equity balance. Return on average equity was 17.0% in 2002 and 16.9% in 2001.

Cash Flow and Liquidity

Cash provided by operating activities was $444.3 million in 2002, compared with $305.2 million in 2001 and $302.2 million in 2000. The Company increased net income and depreciation, and in addition benefited from the increases in accrued and deferred taxes. The Company also received $197.1 million net proceeds from the issuance of 6.25% senior notes in 2001 and $223.0 million net proceeds from the issuance of 6.20% senior notes in 2002.

In all three years, cash provided by operating activities and other sources was used for capital expenditures, dividend payments and the repurchase of common and exchangeable stock, and in 2002, acquisitions and investments. The Company repurchased common and exchangeable stock for $49.4 million, $287.3 million and $93.4 million in 2002, 2001 and 2000, respectively. The repurchase of exchangeable shares in 2001 was largely funded by the

$200 million in senior notes issued in the fourth quarter of 2001. In the fourth quarter of 2002, the Company’s Board of Directors authorized an additional $200 million for share repurchase, which raised the total amount authorized to $247 million, of which $223 million remained as of December 29, 2002.

During 2002, capital expenditures amounted to $240 million for Wendy’s, $77 million for Hortons and $14 million for Baja Fresh. New restaurant expenditures amounted to $173 million; $111 million was spent for improvements to existing restaurants; and $47 million was spent for other additions. In 2003, the Company plans to open 295-315 new Wendy’s restaurants, 195-210 new Hortons restaurants, primarily franchised, and 70-80 new Baja Fresh restaurants. The Company expects 2003 capital expenditures to be in the range of $325 million to $365 million for new restaurant development, remodeling, maintenance and technology initiatives. In addition, the Company also plans to invest $50 million to $60 million on new business opportunities, and may expand its Hortons joint venture facility in Canada.

In 2001, the Company formed a joint venture between Hortons and IAWS to build a par-baked goods manufacturing facility in Canada. The facility became operational in 2002. The Company has committed to invest approximately $49.6 million in this joint venture, of which $35.7 million was paid through December 29, 2002.

Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities should provide for the Company’s projected short-term and long-term cash requirements, including cash for capital expenditures, future acquisitions of restaurants from franchisees or other corporate purposes. As part of its strategic initiatives, the Company took a number of actions in 2001 to increase its financial flexibility to respond to potential opportunities and longer term cash requirements. The actions included the establishment of a commercial paper program, increasing available lines of credit from $167 million to $200 million and filing a $500 million shelf registration statement. The Company issued $200 million of 6.25% senior notes in 2001 and $225 million of 6.20% senior notes in 2002. On January 30, 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to issue up to $500 million of securities. Included in the $500 million are $75 million of securities that were carried forward from the Company’s S-3 filing that was made in October 2001. None of these $75 million in securities had been issued or sold. In early 2003, the Company restructured its $200 million in revolving credit facilities in order to provide greater financial flexibility for the Company. The new facility is also for $200 million.

The Company is committed to a strong capital structure and financial profile, and intends to maintain an investment grade rating. If additional funds are needed for mergers, acquisitions or other strategic investments, the Company believes it could borrow additional cash and still maintain its investment grade rating. In the event the Company’s rating declines, the Company may incur an increase in borrowing costs. If the decline in the rating is significant, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include sales and cost trends, margins at Wendy’s U.S. company restaurants, the Company’s cash position, cash flow, capital expenditures and capitalization, and stability of earnings. The Company does not have any off-balance sheet or special-purpose entity financing arrangements.

Long term, the Company does not have significant term debt maturities until 2005 and after that, the next significant maturity is 2011. The Company believes it will be able to pay or refinance future term debt obligations based on its strong financial condition and sources of cash described in the preceding paragraph. The Company’s debt agreements, as in effect on December 29, 2002, contain various covenants which, among other things, require the maintenance of certain financial ratios, including consolidated pretax interest coverage and consolidated funded indebtedness ratios. In addition, the debt agreements contain covenants that specify the maximum aggregate amount of liens the Company could impose on restaurant property and the maximum aggregate value of restaurant property as to which the Company could enter into sale-leaseback transactions. The Company was in compliance with these covenants as of December 29, 2002 and will continue to monitor these on a regular basis.

The Company’s contractual obligations and commitments as of December 29, 2002 were as follows (see Note 11 to the Consolidated Financial Statements):

Contractual Obligations (In thousands)	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total

Long-term debt, including current maturities:
Wendy’s	$975	$104,239	$2,077	$520,505	$627,796
Baja Fresh	55	118	114		287

Total	$1,030	$104,357	$2,191	$520,505	$628,083

Capital leases:
Wendy’s	$3,494	$5,842	$3,700	$19,011	$32,047
Tim Hortons	5,146	10,421	12,011	40,621	68,199

Total	$8,640	$16,263	$15,711	$59,632	$100,246

Operating leases:
Wendy’s	$47,402	$83,060	$64,926	$148,381	$343,769
Tim Hortons	28,726	53,332	47,127	106,778	235,963
Baja Fresh	10,025	20,771	21,503	56,520	108,819

Total	$86,153	$157,163	$133,556	$311,679	$688,551

Total Contractual Obligations	$95,823	$277,783	$151,458	$891,816	$1,416,880

Other Commercial Commitments (in thousands)	Balance at December 29, 2002

Franchisee lease and loan guarantees:
Wendy’s	$112,892
Baja Fresh	3,431

Total	$116,323

Contingently liable rent on leases:
Wendy’s	$ 22,365

Letters of credit:
Wendy’s	$ 17,716
Tim Hortons	2,133

Total	$ 19,849

Total Other Commercial Commitments	$158,537

In recent years, the Company has generated a significant amount of interest income on investable cash balances, however, given the current interest rate environment, management expects interest income rates to remain relatively low in the near future. In addition, $19.8 million of franchise and other notes receivable were paid off in 2002. As a result, management expects lower interest income in 2003.

At December 29, 2002 and December 30, 2001, the Company’s reserves established for doubtful royalty receivables were $1.4 million and $1.5 million, respectively. Reserves related to possible losses on notes receivable, real estate, guarantees, claims and contingencies involving franchisees totaled $6.3 million at December 29, 2002 and $7.6 million at December 30, 2001. These reserves are included in accounts receivable, notes receivable and other accrued expenses.

The Company has guaranteed certain leases and debt payments primarily related to franchisees, amounting to $116.3 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for certain leases amounting to $22.4 million. These leases were assigned to unrelated third parties, which have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $19.8 million in letters of credit with various parties, however, management does not expect any material loss to result from these instruments because it does not believe performance will be required.

In addition to the guarantees described above, the Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties under specified circumstances, such as lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial and other services), software licensors, marketing and advertising firms, securities underwriters and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company is not aware of circumstances that would require it to perform its indemnification obligations under any of these agreements, and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company.

Inflation

Financial statements determined on a historical cost basis may not accurately reflect all the effects of changing prices on an enterprise. Several factors tend to reduce the impact of inflation for the Company. Inventories approximate current market prices, there is some ability to adjust prices, and liabilities are repaid with dollars of reduced purchasing power.

Market Risk

The Company’s debt is primarily denominated in U.S. dollars, at fixed interest rates, which limits interest rate risk on financial instruments. While the Company has not historically utilized derivatives to alter interest rate risk the Company may consider such arrangements in the future. Currency exposure is predominately related to Canadian operations, since exposure outside of North America is limited to royalties. The Company has cash flow exposure from Tim Hortons and Wendy’s operations in Canada. The Canadian currency has been reasonably stable over time, however, in recent years the Canadian dollar has weakened which reduces the U.S. benefit of Canadian operations. During 2002, the impact of currency adjustments on Canadian operating earnings reduced EPS $.01. While the Company does not currently hedge its exposure to Canadian currency fluctuations, the Company may enter into cash flow hedges related to Canada in the future. The Company has a policy preventing the use of derivatives for trading or speculative purposes. At the current level of annual operating income generated from Canada, if the Canadian currency rate changes one penny for the entire period, the annual impact on the Company’s EPS would be approximately one-half cent per share. At current royalty levels outside of North America, if all foreign currencies moved 10% during each royalty collection period in the same direction, at the same time, the annual impact would be approximately one-half cent per share. Therefore, the Company does not hedge its exposure to currency fluctuations related to royalty collections outside North America, because it does not believe the risk is material.

The Company purchases certain products in the normal course of business, which are affected by commodity prices. Therefore, the Company is exposed to some price volatility related to weather and various other market conditions outside the Company’s control. However, the Company does employ various purchasing and pricing contract techniques, in an effort to minimize volatility. The Company does not generally make use of financial instruments to hedge commodity prices, partly because of the contract pricing utilized. While volatility can occur, which would impact profit margins, there are generally alternative suppliers available and if the pricing problem is prolonged, the Company has some ability to increase selling prices to offset the commodity prices.

Concentrations of Credit Risk

The Company has cash balances in various domestic bank accounts above the FDIC guarantee limits. The Company subscribes to a bank rating system, and only utilizes high-grade banks for accounts that might exceed these limits. At year-end 2002, the amount in domestic bank accounts above FDIC limits was approximately $14.5 million. The Company also has cash in various Canadian bank accounts above amounts guaranteed by the Canadian Deposit Insurance Corporation of Canada (“CDIC”). At year-end 2002, the amount in Canadian banks above CDIC limits was approximately $49.3 million U.S. dollars equivalent. The Company also utilizes only high-grade banks in Canada for accounts that might exceed CDIC limits.

MANAGEMENT’S OUTLOOK

The Company continues to employ its strategic initiatives as outlined in the Financial Statements and Other Information furnished with the Company’s 2002 Proxy Statement. These initiatives include leveraging the Company’s core assets, growing same-store sales, improving store-level productivity to enhance margins, improving underperforming operations, developing profitable new restaurants and implementing new technology initiatives. Management intends to allocate resources to improve long-term return on assets and invested capital, and monitor its progress by tracking various metrics, including return on average assets, return on average equity and return on invested capital, as well as comparing to historical performance, the Company’s peers and other leading companies.

The Company also intends to remain focused on established long-term operational strategies of exceeding customer expectations, fostering a performance-driven culture, delivering a balanced message of brand equity plus value in marketing, growing a healthy restaurant system and partnering finance with operations. The Company believes its success depends on providing everyday value, quality and variety, not discounting. Management believes in reinvesting in its restaurants to maintain a fresh image, providing convenience for its customers and increasing the overall efficiency of restaurant operations. The goal of these strategies is to increase average sales over time, primarily through greater customer traffic in the restaurants. The Company intends to effectively manage corporate and field-level costs to control overall general and administrative expense growth.

New restaurant development will continue to be very important to the Company. Wendy’s, Hortons and Baja Fresh restaurant concepts are all underpenetrated in key markets. The Company intends to grow aggressively, but responsibly, focusing on the markets with the best potential for sales and return on investment. A total of 565 new restaurants were opened in 2002 which included Baja Fresh since the date of acquisition. The Company and its franchisees plan to open 560-605 new units in 2003. Over the next several years, the Company anticipates opening a substantial number of new Wendy’s, Hortons and Baja Fresh restaurants. The primary focus will be on core operations of Wendy’s in North America and Hortons in Canada, with the majority of units being traditional sites.

The Company is optimistic about the development of Hortons in the United States. The U.S. division produced its first profit in 2002. The Company’s strategy for Hortons U.S. is to enhance brand awareness, increase same-store sales, build customer loyalty and attract additional franchisees. In 2003, the Company plans to develop between 25-35 new Hortons franchise units in the United States. Management believes that Hortons U.S. has the potential to become a long-term growth opportunity for the Company, but there is no assurance that this will occur.

The Company continued to focus on improving its global brand image and supporting its franchisees’ business plans and growth objectives. In 2001, the Company developed a 5-year plan for its International Wendy’s division outside of North America that focused on disciplined growth in the Americas. The Company made progress on this plan in 2002 as the International division produced a profit for the second consecutive year. The Company’s franchisees slowed growth outside North America in 2002 opening 18 new restaurants while closing 56. In 2003, the Company will continue cautious development. Most of Wendy’s development outside of North America is with franchisees who can be affected by adverse economic and political conditions. Economic and competitive pressures remain very challenging in Latin America, Asia and certain other markets outside of North America.

The political and economic status of Venezuela and Mexico are being closely monitored by the Company. As of December 29, 2002, all Wendy’s restaurants in Venezuela were closed due to political and economic turmoil in that country. The majority of the restaurants have reopened in 2003, however there is no assurance that they will remain open. Royalty collections will be limited, at least in the near future, in Venezuela. Since the same franchisee also operates in Mexico, it is possible that operations will be impacted there also. The Company does not maintain any company operated or owned restaurants in either Venezuela or Mexico, which limits any potential exposure.

Another element of the Company’s strategic plan is the evaluation of potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures that could add to the Company’s long-term earnings growth. As part of this initiative, in 2001, the Company formed a joint venture between Hortons and IAWS to build a par-baked goods manufacturing facility in Canada. In 2002, the Company made several investments. In the first quarter, the Company made a minority investment of $9 million in fast-casual restaurant pioneer Cafe Express. In the second quarter, the Company purchased 100% of the stock of Baja Fresh. In the fourth quarter, the Company made a $12 million minority investment in the Pasta Pomodoro restaurant business (see Note 9 to the Consolidated Financial Statements for more information on these investments). Tim Hortons sold its cup manufacturing business in July 2002 after a strategic business review (see Note 10 to the Consolidated Financial Statements).

Revenue Recognition

Wendy’s and Baja Fresh have significant company operated restaurants, while Hortons is predominately franchised. Revenue at company operated restaurants is recognized as customers pay for products at the time of sale. Hortons operates warehouses in Canada to distribute coffee and other dry goods to an extensive franchise system. Revenues from these sales are recorded when the product is delivered to the franchisee.

Franchise revenues consist of royalties, rents and various franchise fees. Hortons controls most of their real estate and rents to franchisees as a normal business practice. Collections are normally made at the end of each period, with only minimal amounts exceeding a month. Wendy’s also rents some real estate to franchisees, but this is a minor part of its business model, and the rents are normally collected at the end of each period.

Royalties are collected by Wendy’s, Hortons and Baja Fresh, and normally all revenue is collected within a month after a period ends. Collections are monitored closely, and reserves are provided where appropriate to reduce royalties to collectable amounts in revenue recognition. Various franchise fees are also collected by each concept, which are generally paid in advance, with revenue recognition when the applicable restaurant opens. The timing of revenue recognition for both retail sales and franchise revenues does not involve contingencies and judgments other than providing adequate reserves against collections of franchise related revenues. Although the Company enjoys a good relationship with franchisees, and collection rates are very high, if average sales or the financial health of franchisees were to deteriorate, the Company might have to increase reserves against collection of franchise revenues.

The Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that can have a material impact on the results of operations of the Company. The earnings reporting process is covered by the Company’s system of internal controls, and generally does not require significant management estimates and judgments. However, estimates and judgments are inherent in the calculations of royalty and other franchise-related revenue collections, legal obligations, pension and other post-retirement benefits, income taxes, insurance liabilities, various other commitments and contingencies and the estimation of the useful lives of fixed assets and other long-lived assets. While management applies its judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

The Company is self-insured for most domestic workers’ compensation, health care claims, general liability and automotive liability losses. The Company records its insurance liabilities based on historical and industry trends, which are continually monitored, and accruals are adjusted when warranted by changing circumstances. Outside actuaries are used to assist in estimating casualty insurance obligations. Since there are many estimates and assumptions involved in recording insurance liabilities, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. Workers’ Compensation insurance can particularly involve significant time before the ultimate resolution of claims. Wendy’s has an accrual of $26.5 million at year-end 2002 for domestic workers’ compensation liabilities, domestic general liability and domestic automotive liability. In Canada, workers’ compensation benefits are part of a government-sponsored plan (the “Plan”) and although the Company and its employees make contributions to the Plan, management is not involved in determining these amounts.

Pension and other retirement benefits, including all relevant assumptions required by generally accepted accounting principles, are evaluated each year with the oversight of the Company’s retirement committee. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Since there are many estimates and assumptions involved in retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations. If the Company were to change its discount rate by .25%, this would change annual pension costs by approximately $275,000. If the Company were to change its long-term return on assets rate by .25%, this would change annual pension costs by approximately $70,000.

In recognition of current economic circumstances, including lower investment returns, the Company has lowered its discount rate used to determine the present value of pension benefit obligations to 6.75% from 7.25% and the long-term return on assets rate for 2003 to 7.75% from 8.5%. These changes will increase pension costs approximately $.005 per share in 2003 (see Note 12 to the Consolidated Financial Statements).

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

The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. Management must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When the Company determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. The Company uses an estimate of its annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. Based on 2002 results, a change of one-tenth of a percent in the annual effective tax rate would have the equivalent impact of a $550,000 pretax change over the course of a year.

Depreciation and amortization are recognized using the straight-line method in amounts adequate to amortize costs over the following estimated useful lives: buildings, up to 40 years; leasehold improvements, up to 25 years; restaurant equipment, up to 15 years; other equipment, up to 10 years; and property under capital leases, the primary lease term. The Company estimates useful lives on buildings and equipment based on historical data and industry trends. Long-lived assets are grouped into operating markets and tested for impairment whenever an event occurs that indicates that an impairment may exist. The Company tests for impairment using the cash flows of the operating markets. A significant deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing. The Company capitalizes certain internally developed software costs which are amortized over a ten-year period. The Company monitors its capitalization and amortization policies to ensure they remain appropriate. The Company tests goodwill for impairment annually (or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting unit as measured by discounted cash flows, to the carrying value, to determine if there is an indication that a potential impairment may exist. In calculating discounted cash flows as of December 29, 2002, the Company used a discount rate of 6.2% and assumed a 3% increase in cash flows per year. The Company will review these assumptions each time goodwill is tested for impairment and will make the appropriate adjustments based on facts and circumstances available at that time. The Company tested for goodwill impairment as of year-end 2002 and no impairment was indicated.

When the Company acquired Baja Fresh in the second quarter of 2002, the purchase included $226.8 million of goodwill and $34.0 million of other intangibles. These other intangibles, primarily trademarks and trade names, will be amortized over approximately 20 years. Since the goodwill and intangibles are associated with the Baja Fresh business unit, the future fair value of the intangibles, and any potential impairment, depends on the future performance of Baja Fresh.

Recently Issued Accounting Standards

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002. In accordance with SFAS No. 142, the Company reclassified approximately $2.5 million of net intangibles into goodwill at year-end 2001 and the Company is no longer recording amortization on goodwill effective December 31, 2001. The Company has determined that its goodwill is not impaired. Please refer to Note 3 to the Consolidated Financial Statements for more detailed disclosures concerning SFAS No. 142.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement addresses accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets. The Company has evaluated the impact of this Statement on its financial statements and will adopt the provisions of this Statement in the first quarter of 2003. Based on its evaluation to date the Company does not anticipate this Statement having a material impact on the results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board (“APB”) Opinion Number 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This Statement addresses accounting and reporting standards for the impairment or disposal of long-lived assets. This Statement was adopted in the first quarter of 2002 and has not had a significant impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund requirements”. This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of those provisions on its financial statements and will adopt such provisions in the first quarter of 2003. The remaining provisions of this Statement were adopted by the Company for transactions occurring after May 15, 2002 and have not resulted in a significant impact to the Company’s financial statements.

In June, 2002 the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. This Statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with the exit and disposal activities, including restructuring activities, that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Statement also addresses accounting and reporting standards for costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. This Statement will be applied for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting of Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123”. This Statement amends SFAS No. 123, “Accounting for Stock- Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified prospective method and Retroactive restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The Company will continue to follow the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN No. 34”. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in the issuing of the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods after December 15, 2002. The Company is in the process of evaluating the impact of this Interpretation on its financial statements and will adopt the liability recognition provisions of this Interpretation in the first quarter of 2003. The disclosure requirements are included in the accompanying financial statements report.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51”. This Interpretation clarifies the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain types of variable interest entities that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company utilizes various advertising funds (“Funds”) to administer its advertising programs. These Funds collect money from franchise and company operated restaurants to be used for mutually beneficial marketing programs (see Note 13 to the Consolidated Financial Statements). The Company is in the process of evaluating the impact of this Interpretation on its financial statements, including the classification of these Funds under FIN No. 46. The Company will adopt the disclosure provisions of this Interpretation in the first quarter of 2003 and the remaining provisions in the third quarter of 2003. If it were determined that the consolidation of these Funds would be required under FIN No. 46, the Company does not expect this to have a material impact to consolidated net income.

Safe Harbor Statement

Certain information contained in the Financial Statements and Other Information section of the Proxy Statement, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing heavy price discounting; changes in economic conditions; changes in consumer perceptions of food safety; harsh weather, particularly in the first and fourth quarters; changes in consumer tastes; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully complete transactions designed to improve its return on investment; the ability of the Company to achieve projected economic and operating synergies from its strategy of mergers, acquisitions and other strategic transactions; or other factors set forth in Exhibit 99 to the Company’s Form 10-K filed with the Securities and Exchange Commission and in the Financial Statements and Other Information section of the Proxy Statement for the 2003 Annual Meeting of Shareholders.

SYSTEMWIDE RESTAURANTS

	Total Wendy’s			Wendy’s Company Operated			Wendy’s Franchised

	2002	2001	2000	2002	2001	2000	2002	2001	2000

Open at beginning of year	6,043	5,792	5,527	1,228	1,153	1,112	4,815	4,639	4,415
Opened	321	334	367	100	93	96	221	241	271
Closed	(111)	(83)	(102)	(7)	(3)	(43)	(104)	(80)	(59)
Acquisitions within the system	5	23	16	2	4	2	3	19	14
Dispositions within the system	(5)	(23)	(16)	(3)	(19)	(14)	(2)	(4)	(2)

Open at end of year	6,253	6,043	5,792	1,320	1,228	1,153	4,933	4,815	4,639

	Total Hortons			Hortons Canada			Hortons U.S.

	2002	2001	2000	2002	2001	2000	2002	2001	2000

Open at beginning of year	2,163	1,980	1,817	2,023	1,860	1,709	140	120	108
Opened	204	201	185	182	181	173	22	20	12
Closed	(19)	(18)	(22)	(17)	(18)	(22)	(2)	0	0

Open at end of year	2,348	2,163	1,980	2,188	2,023	1,860	160	140	120

	Total Baja Fresh	Baja Fresh Company Operated	Baja Fresh Franchised

Open at June 19, 2002	170	77	93
Opened	40	14	26
Closed	0	0	0
Acquisitions within the system	7	7	0
Dispositions within the system	(7)	0	(7)

Open at December 29, 2002	210	98	112

ITEM 8.     Financial Statements and Supplementary Data

Wendy’s International, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended December 29, 2002, December 30, 2001 and December 31, 2000

(In thousands, except per share data)	2002	2001	2000

Revenues
Retail sales	$2,187,438	$1,925,319	$1,807,841
Franchise revenues	542,823	465,878	429,105

	2,730,261	2,391,197	2,236,946

Costs and expenses
Cost of sales	1,383,665	1,229,277	1,140,840
Company restaurant operating costs	459,141	406,185	382,963
Operating costs	118,643	91,701	86,272
General and administrative expenses	241,438	216,124	208,173
Depreciation and amortization of property and equipment	139,101	118,280	108,297
International charges (Note 2)			18,370
Other expense, net	6,905	1,722	5,514
Interest expense	41,454	30,175	28,859
Interest income	(5,985)	(9,647)	(13,779)

	2,384,362	2,083,817	1,965,509

Income before income taxes	345,899	307,380	271,437
Income taxes	127,118	113,731	101,789

Net income	$218,781	$193,649	$169,648

Basic earnings per common share	$1.96	$1.72	$1.48

Diluted earnings per common share	$1.89	$1.65	$1.44

Dividends per common share	$.24	$.24	$.24

Basic shares	111,900	112,275	114,341

Diluted shares	116,558	121,144	122,483

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries

Consolidated Balance Sheets

December 29, 2002 and December 30, 2001

(In thousands)	2002	2001

Assets
Current assets
Cash and cash equivalents	$171,944	$111,121
Accounts receivable, net	86,416	83,603
Notes receivable, net	11,204	11,295
Deferred income taxes	13,822	15,000
Inventories and other	47,433	45,334

	330,819	266,353

Property and equipment, net	1,851,266	1,647,985
Notes receivable, net	20,548	32,694
Goodwill, net	272,325	41,214
Deferred income taxes	48,966	36,175
Intangible assets, net	47,393	18,171
Other assets	96,044	41,458

	$2,667,361	$2,084,050

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$134,208	$112,245
Accrued expenses
Salaries and wages	44,932	34,014
Taxes	77,956	59,113
Insurance	42,898	40,719
Other	55,308	46,386
Current portion of long-term obligations	4,773	4,210

	360,075	296,687

Long-term obligations
Term debt	627,053	401,511
Capital leases	54,626	49,735

	681,679	451,246

Deferred income taxes	108,906	82,287
Other long-term liabilities	68,096	24,051
Commitments and contingencies
Company-obligated mandatorily redeemable preferred securities of subsidiary Wendy’s Financing I, holding solely Wendy’s Convertible Debentures		200,000
Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share, Authorized: 200,000,000 shares, Issued and Exchangeable: 114,692,000 and 138,452,000 shares, respectively	10,895	13,271
Capital in excess of stated value		467,687
Retained earnings	1,498,607	1,377,840
Accumulated other comprehensive expense	(60,897)	(48,754)

	1,448,605	1,810,044
Treasury stock, at cost: 33,277,000 shares at December 30, 2001		(780,265)

	1,448,605	1,029,779

	$2,667,361	$2,084,050

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 29, 2002, December 30, 2001 and December 31, 2000

(In thousands)	2002	2001	2000

Cash flows from operating activities
Net income	$218,781	$193,649	$169,648
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	142,773	123,238	113,491
Deferred income taxes	17,941	250	2,319
(Gain) loss from property dispositions, net	2,623	(1,832)	17,330
Net reserves for receivables and other contingencies	(109)		1,340
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions of restaurants
Accounts and notes receivable	(5,061)	(7,313)	(12,226)
Inventories and other	(4,594)	(5,335)	(613)
Accounts payable and accrued expenses	59,218	7,509	8,680
Increase in other assets	(18,971)	(3,974)	(2,472)
Effect of exchange rate changes on cash	392	(2,329)	(868)
Tax benefits on stock options	15,243	5,534	2,715
Other, net	16,020	(4,201)	2,872

Net cash provided by operating activities	444,256	305,196	302,216

Cash flows from investing activities
Proceeds from property dispositions	25,122	29,961	37,979
Capital expenditures	(330,811)	(301,054)	(275,675)
Acquisition of franchises	(2,316)	(2,278)	(1,555)
Acquisition of Baja Fresh (see Note 9)	(287,405)
Proceeds from sale of Conference Cup	19,959
Principal payments on notes receivable	19,751	14,121	5,738
Investments in joint venture and other	(43,126)	(14,103)
Other investing activities	(4,630)	(8,575)	(6,247)

Net cash used in investing activities	(603,456)	(281,928)	(239,760)

Cash flows from financing activities
Proceeds from issuance of senior notes, net of issuance costs	223,037	197,138
Proceeds from employee stock options exercised	77,737	40,207	21,982
Repurchase of common stock	(49,401)	(287,308)	(93,435)
Principal payments on long-term obligations	(4,274)	(5,078)	(4,554)
Dividends paid on common and exchangeable shares	(27,076)	(26,824)	(27,516)

Net cash provided by (used in) financing activities	220,023	(81,865)	(103,523)

Increase (decrease) in cash and cash equivalents	60,823	(58,597)	(41,067)

Cash and cash equivalents at beginning of period	111,121	169,718	210,785

Cash and cash equivalents at end of period	$171,944	$111,121	$169,718

Supplemental disclosures of cash flow information:
Interest paid	$41,456	$29,570	$28,721

Income taxes paid	69,392	97,818	85,163

Capital lease obligations incurred	8,311	11,553	5,025

Notes receivable from restaurant dispositions			553

Non-cash investing and financing activities:
$2.50 Term Convertible Securities, Series A, converted and redeemed	$200,000

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years ended December 29, 2002, December 30, 2001 and December 31, 2000

(In thousands)	2002	2001	2000

Common stock at stated value
Balance at beginning of period	$13,271	$12,074	$11,941
Exercise of options	355	226	133
Conversion of exchangeable shares		971
Retirement of treasury stock	(3,488)
Conversion of $2.50 Term Convertible Securities, Series A	757

Balance at end of period	10,895	13,271	12,074

Capital in excess of stated value
Balance at beginning of period	467,687	423,144	398,580
Exercise of options, including tax benefits	92,625	45,514	24,564
Conversion of exchangeable shares		(971)
Retirement of treasury stock	(755,240)
Conversion of $2.50 Term Convertible Securities, Series A	194,928

Balance at end of period		467,687	423,144

Retained earnings
Balance at beginning of period	1,377,840	1,211,015	1,068,883
Net income	218,781	193,649	169,648
Dividends paid	(27,076)	(26,824)	(27,516)
Retirement of treasury stock	(70,938)

Balance at end of period	1,498,607	1,377,840	1,211,015

Accumulated other comprehensive expense	(60,897)	(48,754)	(27,133)

Treasury stock, at cost
Balance at beginning of period	(780,265)	(492,957)	(399,522)
Purchase of common stock	(49,401)	(287,308)	(93,435)
Retirement of treasury stock	829,666

Balance at end of period		(780,265)	(492,957)

Shareholders’ equity	$1,448,605	$1,029,779	$1,126,143

Common shares
Balance issued at beginning of period	132,711	120,738	119,406
Exercise of options	3,553	2,264	1,332
Conversion of exchangeable shares		9,709
Retirement of treasury stock	(34,880)
Conversion of $2.50 Term Convertible Securities, Series A	7,567

Balance issued at end of period	108,951	132,711	120,738

Treasury shares
Balance at beginning of period	(33,277)	(21,978)	(16,626)
Purchase of common stock	(1,603)	(11,299)	(5,352)
Retirement of treasury stock	34,880

Balance at end of period		(33,277)	(21,978)

Common shares issued and outstanding	108,951	99,434	98,760

Common shares issuable upon conversion of exchangeable shares
Balance at beginning of period	5,741	15,450	15,450
Purchase and conversion of exchangeable shares		(9,709)

Balance at end of period	5,741	5,741	15,450

Common shares issued and outstanding, including exchangeable shares	114,692	105,175	114,210

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years ended December 29, 2002, December 30, 2001 and December 31, 2000

(In thousands)	2002	2001	2000

Net income	$218,781	$193,649	$169,648

Other comprehensive income (expense)
Translation adjustments	4,040	(21,621)	(12,690)
Pension liability (net of taxes of $9,617)	(16,183)

	(12,143)	(21,621)	(12,690)

Comprehensive income	$206,638	$172,028	$156,958

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

The Company’s principal business is the operation, development and franchising of quick-service and fast-casual restaurants serving high-quality food. At year-end 2002, the Company and its franchise owners operated 6,253 restaurants under the name “Wendy’s” in 50 states and in 21 other countries and territories and 210 restaurants under the name “Baja Fresh” in 19 states. Additionally, the Company and its franchise owners operated 2,188 restaurants in Canada and 160 units in the United States under the name “Tim Hortons”.

Fiscal year

The Company’s fiscal year ends on the Sunday nearest to December 31.

Basis of presentation

The Consolidated Financial Statements include the balances of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the results of Fresh Enterprises, Inc. for the period from June 19, 2002, the date of the Company’s acquisition, through the end of the year (see Note 9 to the Consolidated Financial Statements).

Investments in unconsolidated affiliates over which the Company exercises significant influence but does not have control are accounted for using the equity method. The Company’s share of the net income or loss of these unconsolidated affiliates is included in other expense.

Certain reclassifications have been made for prior years to conform with the 2002 presentation. These reclassifications did not have any impact on net income.

The Company considers short-term investments with original maturities of three months or less as cash equivalents.

Accounting policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates. These affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and judgments are inherent in the calculations of royalty and other franchise-related revenue collections, legal obligations, pension and other post-retirement benefits, income taxes, insurance liabilities, various other commitments and contingencies and the estimation of the useful lives of fixed assets and other long-lived assets. While management applies its judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

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

Inventories

Inventories, amounting to $24.8 million and $27.4 million at December 29, 2002 and December 30, 2001, respectively, are stated at the lower of cost (first-in, first-out) or market, and consist primarily of restaurant food items, new equipment and parts, and paper supplies.

Property and equipment

Depreciation and amortization are recognized using the straight-line method in amounts adequate to amortize costs over the following estimated useful lives: buildings, up to 40 years; leasehold improvements, up to 25 years; restaurant equipment, up to 15 years; other equipment, up to 10 years; and property under capital leases, the primary lease term. Interest costs associated with the construction of new restaurants are capitalized, while certain other costs, such as ground rentals and real estate taxes, are generally expensed as incurred. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Long-lived assets are grouped into operating markets and tested for impairment whenever an event occurs that indicates an impairment may exist. The Company tests for impairment using the cash flows of the operating markets. A significant deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing.

Property and equipment, at cost, at each year-end consisted of the following:

(In thousands)	2002	2001

Land	$ 393,190	$ 364,781
Buildings	826,309	752,506
Leasehold improvements	601,836	505,081
Restaurant equipment	521,342	461,820
Capital leases	74,665	66,376
Other	177,229	148,151

	2,594,571	2,298,715

Accumulated depreciation and amortization	(743,305)	(650,730)

	$1,851,266	$1,647,985

The Company capitalizes certain internally developed software costs which are amortized over a ten-year period. At December 29, 2002 and December 30, 2001, capitalized software development costs, net of accumulated amortization, amounted to $42.3 million and $41.3 million, respectively, which amounts are included in “Other” above.

Goodwill and other intangibles

For the years of 2001 and 2000, goodwill was amortized using the straight-line method over periods ranging from 25 to 40 years which, for leased restaurants, included the original lease period plus renewal options, if applicable. Accumulated amortization of goodwill was $28.3 million and $28.1 million at December 30, 2001 and December 31, 2000, respectively. Intangibles separate from goodwill were amortized on a straight-line method over periods ranging from 5 to 20 years. Lives are generally related to legal or contractual lives, but in some cases must be estimated by management based on specific circumstances. The accumulated amortization of these intangibles was $7.3 million and $5.7 million at December 30, 2001 and December 31, 2000, respectively.

Effective December 31, 2001, the Company ceased amortizing goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (see Note 3 to the Consolidated Financial Statements).

Notes receivable

The carrying amount of notes receivable approximates fair value.

Revenue recognition

Wendy’s and Baja Fresh have significant company operated restaurants, while Hortons is predominately franchised. Revenue at company operated restaurants is recognized as customers pay for products at the time of sale. Hortons operates warehouses in Canada to distribute coffee and other dry goods to an extensive franchise system. Revenues from these sales are recorded when the product is delivered to the franchisee. Franchise revenues consist of royalties, rents and various franchise fees. Royalties are collected by Wendy’s, Hortons and Baja Fresh, and normally all revenue is collected within a month after a period ends. The timing of revenue recognition for both retail sales and franchise revenues does not involve contingencies and judgments other than providing adequate reserves against collections of franchise-related revenues. Also, see discussion of “Franchise operations” below for further information regarding franchise revenues.

Advertising costs

The Company expenses advertising costs as incurred (see Note 13 to the Consolidated Financial Statements).

Franchise operations

The Company grants franchises to independent operators who in turn pay a technical assistance fee and franchise fees which may include equipment, royalties, and in some cases, rents for each restaurant opened. A technical assistance fee is recorded as income when each restaurant commences operations. Royalties, based upon a percent of monthly sales, are recognized as income on the accrual basis. The Company has established reserves related to the collection of franchise royalties and other franchise-related receivables and commitments (see Note 11 to the Consolidated Financial Statements).

Franchise owners receive assistance in such areas as real estate site selection, construction consulting, purchasing and marketing from company personnel who also furnish these services to company operated restaurants. These franchise expenses are included in general and administrative expenses. Gains and losses on the sale of properties previously leased to franchisees are included in franchise revenues.

Foreign operations

At December 29, 2002, the Company and its franchise owners operated 354 Wendy’s restaurants and 2,188 Tim Hortons restaurants in Canada. Additionally, there are 350 Wendy’s restaurants in other foreign countries and territories, primarily operated by franchisees. The functional currency of each foreign subsidiary is the respective local currency. Assets and liabilities are translated at the year-end exchange rates and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a component of shareholders’ equity and in other comprehensive income. Total translation adjustments included in accumulated other comprehensive expense at December 29, 2002 and December 30, 2001 were $44.7 million and $48.8 million, respectively.

Net income per share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations include assumed conversions of stock options, net of shares repurchased from proceeds, and company-obligated mandatorily redeemable preferred securities, when outstanding and dilutive and the elimination of aftertax related expenses.

The computation of diluted earnings per common share excludes options to purchase 4.7 million shares, 1.8 million shares and 3.6 million shares in 2002, 2001 and 2000, respectively. These options were not included in the computation of diluted earnings per common share because the exercise price of these options was greater than the average market price of the common shares in the respective periods and therefore, the effect would be antidilutive.

The computation of basic and diluted earnings per common share for each year is shown below:

(In thousands except per share amounts)	2002	2001	2000

Income for computation of basic earnings per common share	$218,781	$193,649	$169,648
Interest savings, net of taxes, on assumed conversions	1,395	6,391	6,340

Income for computation of diluted earnings per common share	$220,176	$200,040	$175,988

Weighted average shares for computation of basic earnings per common share	111,900	112,275	114,341

Dilutive stock options	1,664	1,296	569
Assumed conversions	2,994	7,573	7,573

Weighted average shares for computation of diluted earnings per common share	116,558	121,144	122,483

Basic earnings per common share	$1.96	$1.72	$1.48

Diluted earnings per common share	$1.89	$1.65	$1.44

Stock options

The Company has various stock option plans which provide options for certain employees and outside directors to purchase common shares of the Company. Grants of options to employees and the periods during which such options can be exercised are at the discretion of the Compensation Committee of the Board of Directors. Grants of options to outside directors and the periods during which such options can be exercised are specified in the plan applicable to directors and do not involve discretionary authority of the Board. All options expire at the end of the exercise period. Options are granted at the fair market value of the Company’s common shares on the date of grant and no amounts applicable thereto are charged to net income. The Company makes no recognition of the options in the financial statements, except in the earnings per share computations, until they are exercised (see Note 8 to the Consolidated Financial Statements).

The pro forma disclosures below are provided as if the Company adopted the cost recognition requirements under SFAS No. 123 – “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

In calculating the fair value of options issued, the Company has determined that the underlying characteristics of the WeShare Plan and the 1990 Plan are unique enough to warrant using different assumptions for these calculations. For comparability purposes, the Company has recalculated prior years based on these revised assumptions.

In calculating the fair value of options issued under the WeShare Plan, the Company has used the following assumptions for 2002, 2001 and 2000, respectively: (1) dividend yield of .8%, .9% and 1.2%, (2) expected volatility of 32%, 34% and 34%, (3) risk-free interest rate of 3.8%, 4.3% and 6.1% and (4) expected lives of 2.7 years. The per share weighted average fair value of options granted during 2002, 2001 and 2000 was $8.93, $6.66 and $4.76, respectively.

In calculating the fair value of options issued under the 1990 Plan, the Company has used the following assumptions for 2002, 2001 and 2000, respectively: (1) dividend yield of .8%, .9% and 1.2%, (2) expected volatility of 33%, 34% and 34%, (3) risk-free interest rate of 4.7%, 4.3% and 6.1% and (4) expected lives of 4.9 years. The per share weighted average fair value of options granted during 2002, 2001 and 2000 was $12.87, $9.02 and $6.63, respectively.

Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123, the Company would have recorded net income and earnings per share as follows:

(In millions, except per share data)	2002	2001	2000

Net income, as reported	$218.8	$193.6	$169.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12.0)	(9.3)	(9.2)

Pro forma net income	$206.8	$184.3	$160.4

Earnings per share:
Basic as reported	$1.96	$1.72	$1.48

Basic pro forma	$1.85	$1.64	$1.40

Diluted as reported	$1.89	$1.65	$1.44

Diluted pro forma	$1.80	$1.59	$1.37

Under the previous assumptions, the numbers reported were $184.5 million and $161.6 million for net income, $1.64 and $1.41 for basic earnings per common share, and $1.58 and $1.37 for diluted earnings per common share for the years of 2001 and 2000, respectively.

The impact of applying SFAS No. 123 in this pro forma disclosure is not indicative of future results.

NOTE 2    INTERNATIONAL CHARGES

In the fourth quarter of 2000, the Company decided to close all of the Wendy’s restaurants in Argentina and accordingly recorded a pretax charge of $18.4 million related to its termination of operations. This charge was substantially non-cash. Included in this amount was $6.8 million for asset impairment charges, $1.7 million for lease termination costs, $3.2 million in employee-related costs, and $6.7 million in other closure costs. At December 31, 2000, accrued expenses related to closure and employee termination costs totaled $3.5 million, however, substantially all of these obligations were settled in 2001. The resolution of these issues did not result in any material impact to the 2001 financial statements.

NOTE 3    INTANGIBLE ASSETS

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective December 31, 2001. SFAS 142 provides the accounting guidelines for goodwill and other intangibles. Under SFAS 142, the amortization of goodwill and other indefinite-lived intangibles is prohibited and these assets must be tested for impairment annually (or in interim periods if events indicate possible impairment).

In accordance with SFAS 142, the Company reclassified approximately $2.5 million of net intangibles into goodwill and ceased amortizing goodwill effective December 31, 2001. The Company has determined that no other intangibles have an indefinite life, and is continuing to amortize these remaining intangibles over their current lives.

During the first quarter of 2002, the Company assigned goodwill to reporting units and performed the first step of the transitional impairment tests for goodwill. The Company has determined its reporting units to be Domestic Wendy’s, Canadian Wendy’s, International Wendy’s, Tim Hortons Canada, Tim Hortons U.S. and Baja Fresh. The first step requires the Company to compare the fair value of each reporting unit as measured by discounted future cash flows, to the carrying value, to determine if there is an indication that a potential impairment may exist. There was no indication of impairment and, therefore no impairment write-off was required upon adoption of SFAS 142.

The table below presents amortizable and unamortizable intangible assets as of December 29, 2002 and December 30, 2001:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

2002
Amortizable intangible assets:
Patents and trademarks	$42,197	$(2,732)	$ 39,465
Purchase options	7,500	(3,966)	3,534
Other	5,190	(796)	4,394

			$ 47,393

Unamortizable intangible assets:
Goodwill			$272,325

2001
Amortizable intangible assets:
Patents and trademarks	$10,939	$(1,329)	$ 9,610
Purchase options	7,500	(3,287)	4,213
Other	6,900	(2,552)	4,348

			$ 18,171

Unamortizable intangible assets:
Goodwill			$ 41,214

The $272 million in goodwill at December 29, 2002 is comprised of $43 million for Wendy’s, $538,000 for Hortons and $229 million related to the Company’s acquisition of Fresh Enterprises, Inc. (“Baja Fresh”). None of this goodwill is deductible for tax purposes. The significant increase in patents and trademarks is likewise related to the acquisition of Baja Fresh. A total of $34.0 million of intangibles were identified with the assistance of a third-party valuation expert, and the average life is approximately 20 years (see Note 9 to the Consolidated Financial Statements).

Total intangibles amortization expense was $2.7 million for the year ended December 29, 2002, and the estimated annual intangibles amortization expense for each year through 2007 is $3.2 million, with the acquisition-related intangibles portion being $1.2 million.

The changes in the carrying amount of goodwill for the year ended December 29, 2002, are as follows:

(In thousands)	Wendy’s	Tim Hortons	Baja Fresh	Total

Balance as of December 30, 2001	$41,214			$ 41,214
SFAS 142 reclassification	1,848	$754		2,602
Baja Fresh acquisition			$226,781	226,781
Goodwill acquired during year			2,109	2,109
Goodwill written off related to disposition of company restaurants	(88)	(216)		(304)
Translation adjustments and other	(77)			(77)

Balance as of December 29, 2002	$42,897	$538	$228,890	$272,325

In accordance with SFAS 142, the years ended December 30, 2001 and December 31, 2000 have not been restated. The table below presents a reconciliation of net income, basic earnings per common share and diluted earnings per common share as if SFAS 142 had been adopted for the years ended December 30, 2001 and December 31, 2000. Basic earnings per common share for the years ended December 30, 2001 and December 31, 2000 each would have been $.03 higher had the nonamortization provisions of SFAS 142 been adopted for that period. Diluted earnings per common share for the years ended December 30, 2001 and December 31, 2000 each would have been $.02 higher had SFAS 142 been adopted for that period.

(In thousands except per share amounts)	2002	2001	2000

Reported net income	$218,781	$193,649	$169,648
Goodwill amortization (net of tax)		2,402	2,627

Adjusted net income	$218,781	$196,051	$172,275

Reported basic earnings per common share	$1.96	$1.72	$1.48
Goodwill amortization (net of tax)		.03	.03

Adjusted basic earnings per common share	$1.96	$1.75	$1.51

Reported diluted earnings per common share	$1.89	$1.65	$1.44
Goodwill amortization (net of tax)		.02	.02

Adjusted diluted earnings per common share	$1.89	$1.67	$1.46

NOTE 4    TERM DEBT

Term debt at each year-end consisted of the following:

(In thousands)	2002	2001

Notes, unsecured, and mortgages payable with a weighted average interest rate of 7.5%, due in installments through 2010	$ 9,072	$ 9,672

6.25% Senior Notes, due November 15, 2011	199,289	197,949

6.20% Senior Notes, due June 15, 2014	224,406

6.35% Notes, due December 15, 2005	98,579	98,204

7% Debentures, due December 15, 2025	96,737	96,683

	628,083	402,508
Current portion	(1,030)	(997)

	$627,053	$401,511

The 6.25% Senior Notes were issued in 2001 in connection with the Company’s share repurchases (see Note 8 to the Consolidated Financial Statements). The 6.20% Senior Notes were issued in 2002 in connection with the Company’s purchase of Fresh Enterprises, Inc. (“Baja Fresh”) (see Note 9 to the Consolidated Financial Statements).

The 6.35% notes and 7% debentures are unsecured and unsubordinated. They are not redeemable by the Company prior to maturity.

Based on future cash flows and current interest rates for all term debt, the fair value was approximately $701 million at December 29, 2002 and $395 million at December 30, 2001.

The combined aggregate amounts of future maturities for all term debt are as follows:

(In thousands)

2003	$ 1,030
2004	4,556
2005	99,801
2006	1,331
2007	860
Later years	520,505

$628,083

The Company’s debt agreements, as in effect on December 29, 2002, contain various covenants which, among other things, require the maintenance of certain financial ratios, including consolidated pretax interest coverage and consolidated funded indebtedness ratios. In addition, the debt agreements contain covenants that specify the maximum aggregate amount of liens the

Company could impose on restaurant property and the maximum aggregate value of restaurant property as to which the Company could enter into sale-leaseback transactions. The Company was in compliance with these covenants as of December 29, 2002 and will continue to monitor these on a regular basis.

The Company has six unused revolving credit facilities totaling $200 million at December 29, 2002. These credit facilities expire at different dates between 2003 and 2006. One of the facilities totaling $33 million expires March 1, 2003. The rate on each facility is LIBOR plus a spread based on the Company’s debt rating. The spread at December 29, 2002 is .625%. The Company is also charged a commitment fee on the unused portion of each credit facility. The fee varies based on the Company’s debt rating and is .125% for each facility as of December 29, 2002. In addition, the Company’s Canadian subsidiaries have unused revolving credit facilities totaling $19.7 million at December 29, 2002.

Interest expense included distributions on trust preferred securities in the amounts of $2.1 million, $10.0 million and $9.9 million for the years of 2002, 2001, and 2000, respectively.

NOTE 5    COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

In the second quarter of 2002, the Company called for redemption all of its outstanding trust preferred securities. As a result of the call, 99.9% of the trust preferred securities were converted and the remainder were redeemed by the Company. As a result of the conversion, the Company’s common shares outstanding increased by 7.6 million shares.

The $200,000,000 of trust preferred securities were issued in 1996 by Wendy’s Financing I, a wholly-owned consolidated subsidiary of the Company until its dissolution in November 2002.

The trust preferred securities were non-voting (except in limited circumstances), paid quarterly distributions at an annual rate of 5%, carried a liquidation value of $50 per share and were convertible into the Company’s common shares at any time prior to the close of business on September 15, 2026 at the option of the holder. The trust preferred securities were convertible into common shares at the rate of 1.8932 common shares for each trust preferred security (equivalent to a conversion price of $26.41 per common share).

NOTE 6    LEASES

The Company occupies land and buildings and uses equipment under terms of numerous lease agreements expiring on various dates through 2086. Terms of land only and land and building leases are generally for 20 to 25 years. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales, when annual sales exceed specified levels. Most leases also obligate the Company to pay the cost of maintenance, insurance and property taxes.

At each year-end capital leases consisted of the following:

(In thousands)	2002	2001

Buildings	$74,665	$66,376
Accumulated depreciation	(26,081)	(22,112)

	$48,584	$44,264

At December 29, 2002, future minimum lease payments for all leases, and the present value of the net minimum lease payments for capital leases, were as follows:

(In thousands)	Capital Leases	Operating Leases (as revised*)

2003	$ 8,640	$ 86,153
2004	8,459	81,161
2005	7,804	76,002
2006	9,287	70,142
2007	6,424	63,414
Later years	59,632	311,679

Total minimum lease payments	100,246	$688,551

Amount representing interest	(41,877)

Present value of net minimum lease payments	58,369
Current portion	(3,743)

	$54,626

Total minimum lease payments have not been reduced by minimum sublease rentals of $1.1 million under capital leases, and $243.0 million under operating leases due in the future under non-cancelable subleases.

Rent expense for each year is included in company restaurant operating costs and in operating costs and amounted to:

(In thousands)	2002 (as revised*)	2001 (as revised*)	2000 (as revised*)

Minimum rents	$ 81,477	$68,843	$69,254
Contingent rents	23,087	20,659	18,488

	$104,564	$89,502	$87,742

In connection with the franchising of certain restaurants, the Company has leased or subleased land, buildings and equipment to the related franchise owners. Most leases provide for monthly rentals based on a percentage of sales, while others provide for fixed payments with contingent rent when sales exceed certain levels. Lease terms are approximately 10 to 20 years with one or more five-year renewal options. The franchise owners bear the cost of maintenance, insurance and property taxes.

The Company generally accounts for the building and equipment portions of the fixed payment leases as direct financing leases. The land portion of leases and leases with rents based on a percentage of sales are accounted for as operating leases.

At each year-end, the net investment in direct financing leases, included in other assets, consisted of the following:

(In thousands)	2002	2001

Total minimum lease receipts	$8,608	$9,780
Estimated unguaranteed residual value	1,263	1,263
Amount representing unearned interest	(3,682)	(4,322)
Current portion, included in accounts receivable	(484)	(460)

	$5,705	$6,261

At each year-end, company assets leased under operating leases consisted of the following:

(In thousands)	2002	2001

Land	$ 160,136	$159,615
Buildings	541,083	504,799
Equipment	53,408	48,303

	754,627	712,717
Accumulated depreciation	(169,537)	(148,185)

	$585,090	$564,532

At December 29, 2002, future minimum lease receipts were as follows:

(In thousands)	Financing Leases	Operating Leases (as revised*)

2003	$1,038	$ 73,081
2004	1,114	69,491
2005	959	62,305
2006	983	54,876
2007	750	45,836
Later years	3,764	113,914

	$8,608	$419,503

Rental income for each year is included in franchise revenues and amounted to:

(In thousands)	2002 (as revised*)	2001 (as revised*)	2000 (as revised*)

Minimum rents	$ 67,755	$ 57,925	$ 52,495
Contingent rents	124,734	106,323	92,735

	$192,489	$164,248	$145,230

*	In April, 2003, the Company discovered that data had been inadvertently omitted from its calculation of its future operating lease commitments and future minimum lease receipts. The future minimum operating lease payments and future minimum operating lease receipts disclosures have been revised to include the omitted data. Future minimum operating lease payments were previously reported as $544,493. Future minimum operating lease receipts were previously reported as $410,455.

In addition, in April, 2003, the Company reclassified certain amounts between contingent rent expense and minimum rent expense and between contingent rental income and minimum rental income. Contingent rent expense was $32,365, $28,157 and $24,045 in 2002, 2001 and 2000, respectively. Minimum rent expense was $72,199, $61,345 and $63,697 in 2002, 2001 and 2000, respectively. Contingent rental income was $131,790, $101,873 and $92,007 in 2002, 2001 and 2000, respectively. Minimum rental income was $60,699, $62,375 and $53,223 in 2002, 2001 and 2000, respectively. Total rent expense and total rental income remains unchanged.

NOTE 7    INCOME TAXES

The provision for income taxes each year consisted of the following:

(In thousands)	2002	2001	2000

Current
Federal	$ 56,694	$ 63,868	$ 53,068
State and local	2,831	3,952	4,191
Foreign	49,652	45,661	42,211

	109,177	113,481	99,470

Deferred
Federal	21,412	(4,874)	1,417
State and local	608	1,340	479
Foreign	(4,079)	3,784	423

	17,941	250	2,319

	$127,118	$113,731	$101,789

Income before income taxes for foreign operations was $133.1 million, $126.6 million and $102.9 million for 2002, 2001 and 2000, respectively.

The temporary differences which give rise to deferred tax assets and liabilities at each year-end consisted of the following:

(In thousands)	2002	2001

Deferred tax assets
Lease transactions	$ 4,802	$ 3,944
Benefit plans transactions	12,366	2,051
Reserves not currently deductible	11,238	12,560
Foreign operations	12,041	7,578
Foreign tax credit carryforwards	37,422	33,288
All other	5,819	4,079

	$83,688	$63,500
Valuation allowance	(20,861)	(12,280)

	$ 62,827	$51,220

Deferred tax liabilities
Lease transactions	$2,330	$2,535
Benefit plans transactions	7,741	3,994
Property and equipment basis differences	58,018	46,554
Intangible assets basis differences	15,937	2,380
Installment sales	1,691	4,527
Capitalized expenses deducted for tax	18,068	16,082
All other	5,160	6,260

	$108,945	$82,332

Deferred tax assets for foreign operations have been established for net operating loss carryforwards and excess capital allowances. Also, a deferred tax asset has been established for certain foreign tax credit carryforwards (expiring in 2003, 2005 and 2006). A valuation allowance has been established as a result of management’s determination that it is more likely than not that a portion of these foreign tax credit carryforwards will not be realized.

A reconciliation of the statutory U.S. federal income tax rate of 35 percent to the Company’s effective tax rate for each year is shown below:

(In thousands)	2002	2001	2000

Income taxes at statutory rate	$121,065	$107,583	$ 95,003
Effect of foreign operations	4,949	3,521	2,815
State and local taxes, net of federal benefit	2,235	3,440	3,036
Other	(1,131)	(813)	935

Income taxes at effective rate	$127,118	$113,731	$101,789

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, approximated $86 million at December 29, 2002 and $19 million at December 30, 2001. The additional taxes payable on the earnings of foreign subsidiaries, if remitted, would be substantially offset by U.S. tax credits for foreign taxes already paid.

NOTE 8     CAPITAL STOCK

On December 29, 1995, the Company acquired all of the stock of 1052106 Ontario Limited (Ontario), formerly 632687 Alberta Ltd., the parent company of the Tim Hortons restaurant chain, for 16.45 million shares of a Canadian subsidiary of the Company exchangeable for 16.45 million common shares of Wendy’s International, Inc. Mr. Ronald V. Joyce, a former director of the Company, held all of the exchangeable shares. The Company purchased 1.0 million exchangeable shares from Mr. Joyce for $21.21 per share in 1998 and 9.7 million exchangeable shares for $25.75 per share in the fourth quarter of 2001. The purchase price per share of $25.75 was a 3% discount to the closing price of the Company’s common shares on October 18, 2001, the date the purchase agreement was executed. As part of the 2001 transaction, Mr. Joyce retired from service as a director of the Company and as an officer and director of several subsidiaries of the Company (see Note 16 to the Consolidated Financial Statements). Also as part of the 2001 transaction, the date by which the 5.7 million remaining exchangeable shares must be exchanged into common shares of the Company under the existing agreements with the Company was changed from December 29, 2005 to January 2, 2003. On December 19, 2002, Mr. Joyce transferred, with the Company’s consent, all of the remaining 5.7 million exchangeable shares to an entity that is wholly-owned by him. On January 2, 2003, the 5.7 million exchangeable shares were exchanged into common shares of the Company (unaudited) (see Note 17 to the Consolidated Financial Statements).

In 1998, the Board of Directors approved a plan to repurchase up to $350 million of the Company’s common stock. In 1999, the Board of Directors approved an increase in the repurchase program of up to $250 million. In 2002, the Board of Directors approved another increase in the repurchase program of up to an additional $200 million. At December 29, 2002, $223 million remained under this repurchase plan. During 2002, 2001 and 2000, total common shares repurchased pursuant to the plan were 1.6 million common shares, 1.6 million common shares and 5.4 million common shares for a total of $49 million, $37 million and $93 million, respectively. In addition, under a separate authorization, 9.7 million exchangeable shares were repurchased from Mr. Joyce for $250 million in 2001 (as described in the preceeding paragraph). All of the Company’s treasury stock was retired in December 2002, which resulted in a decrease to “capital in excess of stated value” and “retained earnings”, but did not change the total shareholders’ equity balance.

On August 2, 1990, the Board of Directors adopted the WeShare Stock Option Plan (WeShare Plan), a non-qualified stock option plan that provided for grants of options equal to 10 percent of each eligible employee’s earnings, with a minimum of 20 options to be granted to each eligible employee annually. Beginning in 2002, options equal to 8-12 percent of each eligible employee’s earnings could be granted under the WeShare Plan. The percentage of each eligible employee’s earnings is determined by the Company’s annual performance as measured by earnings per share growth and the Company’s three-year average total shareholder return relative to the Standard & Poor’s 500 Index. An aggregate of 8.2 million common shares of the Company have been reserved pursuant to the WeShare Plan.

The options have a term of 10 years from the grant date and become exercisable in installments of 25 percent on each of the first four anniversaries of the grant date. On April 29, 2002, August 1, 2001 and August 1, 2000, approximately 677,000 options, 842,000 options and 1.1 million options were granted to eligible employees at an exercise price of $37.87 per share, $26.74 per share and $17.88 per share, respectively.

In addition, the Board of Directors also adopted the 1990 Stock Option Plan (1990 Plan) on August 2, 1990. An aggregate of 23.7 million common shares of the Company have been reserved for issuance to key employees and outside directors under the 1990 Plan, as amended. On January 31, 2003, the Company’s Board of Directors approved an additional 570,000 shares to be reserved for issuance to key employees and outside directors, subject to shareholder approval.

A total of 2.8 million, 2.1 million and 2.1 million options were granted under the 1990 Plan in 2002, 2001 and 2000, respectively. These options were primarily granted on April, 29, 2002, August 1, 2001 and August 1, 2000, at an exercise price of $37.87 per share, $26.74 per share and $17.88 per share, respectively.

The following is a summary of stock option activity for the last three years:

(Shares in thousands)	Shares Under Option	Weighted Average Price Per Share

Balance at January 2, 2000	11,315	$22.45
Granted	3,201	17.95
Exercised	(1,333)	16.33
Canceled	(916)	26.18

Balance at December 31, 2000	12,267	21.71
Granted	2,909	26.71
Exercised	(2,264)	17.76
Canceled	(762)	24.24

Balance at December 30, 2001	12,150	23.49
Granted	3,469	37.72
Exercised	(3,553)	21.88
Canceled	(625)	25.67

Balance at December 29, 2002	11,441	$28.18

Options exercisable to purchase common shares totaled 4.7 million, 5.9 million and 6.2 million at December 29, 2002, December 30, 2001 and December 31, 2000, respectively. Shares reserved under the plans at each year-end were 13.8 million in 2002, 16.8 million in 2001 and 18.6 million in 2000.

The following tables summarize stock options outstanding and exercisable at December 29, 2002:

(Shares in thousands)	Options Outstanding

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$14.38 - $18.88	2,470	6.3	$17.69
18.89 - 25.52	1,044	6.0	22.54
25.53 - 30.84	4,490	7.4	27.97
30.85 - 37.87	3,437	9.3	37.72

$14.38 - $37.87	11,441	7.6	$28.18

(Shares in thousands)	Options Exercisable

Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price

$14.38 - $18.88	1,544	$17.58
18.89 - 25.52	927	22.45
25.53 - 30.84	2,268	28.60
30.85 - 37.87

$14.38 - $37.87	4,739	$23.80

The Company has a Shareholder Rights Plan (Rights Plan) under which one preferred stock purchase right (Right) was distributed as a dividend for each outstanding common share. Each Right entitles a shareholder to buy one ten-thousandth of a share of a new series of preferred stock for $100 upon the occurrence of certain events. Rights would be exercisable once a person or group acquires 15 percent or more of the Company’s common shares, or 10 days after a tender offer for 15 percent or more of the common shares is announced. No certificates will be issued unless the Rights Plan is activated.

Under certain circumstances, all Rights holders, except the person or company holding 15 percent or more of the Company’s common shares, will be entitled to purchase common shares at about half the price that such shares traded for prior to the announcement of the acquisition. Alternatively, if the Company is acquired after the Rights Plan is activated, the Rights will entitle the holder to buy the acquiring company’s shares at a similar discount. The Company can redeem the Rights for one cent per Right under certain circumstances. If not redeemed, the Rights will expire on August 10, 2008.

NOTE 9    ACQUISITIONS AND INVESTMENTS

The Company acquired two Wendy’s restaurants in 2002, four Wendy’s restaurants in 2001 and two Wendy’s restaurants in 2000. These acquisitions were made in various markets for a total purchase price of $2.3 million in both 2002 and 2001, respectively, and $1.6 million in 2000. Additionally, in 2001 the Company acquired seven former Rally’s restaurants in Michigan for $2.0 million. These sites were converted to five Wendy’s and two Tim Hortons restaurants. Goodwill acquired in connection with the acquisition of Wendy’s restaurants totaled $764,000 and $125,000 for 2001 and 2000, respectively.

In 2001, the Company formed a joint venture between Hortons and IAWS to build a par-baked goods manufacturing facility in Canada. The joint venture is owned and jointly-controlled on a fifty-fifty basis by Hortons and IAWS. The Company has committed to invest approximately $49.6 million in this joint venture, of which $35.7 million was paid through December 29, 2002. In the first quarter of 2002, the Company invested $9 million for a 45% minority interest in Cafe Express, a fast-casual restaurant pioneer. Cafe Express currently operates 14 restaurants in Houston and Dallas. The Company is a guarantor on a revolving credit facility for Cafe Express up to $4 million. In the fourth quarter of 2002, the Company invested $12 million in Pasta Pomodoro for 38% of the outstanding common shares of that company. Assuming conversion of Pasta Pomodoro’s outstanding preferred shares and options, the Company’s minority interest would decrease to 25%. Pasta Pomodoro is a casual restaurant featuring freshly prepared Italian food and as of December 29, 2002, Pasta Pomodoro operated 26 restaurants. The Company is accounting for each of these investments using the equity method.

On June 19, 2002, the Company completed its acquisition of Fresh Enterprises, Inc. (“Baja Fresh”), the owner and operator of the Baja Fresh Mexican Grill restaurant chain, pursuant to a Merger Agreement dated May 30, 2002. The results of Baja Fresh’s operations have been included in the Company’s consolidated financial statements since June 19, 2002. Baja Fresh owns, operates and franchises fast-casual restaurants in 19 states and the District of Columbia. As of December 29, 2002, Baja Fresh was comprised of 98 company restaurants and 112 franchise restaurants. This acquisition is consistent with the Company’s strategy to invest in opportunities that can add to the Company’s long-term earnings growth.

The purchase price was $274 million (including $1 million in purchase price adjustments incurred in the third quarter of 2002) in exchange for 100% of the stock of Baja Fresh. Total cash paid by the Company in connection with the transaction in 2002 was $287 million, and included $4.2 million in fees paid to third parties and $8.8 million to reimburse Baja Fresh for investment expenditures made in 2002 and other adjustments. The Company used the proceeds from the issuance of $225 million in 6.2% senior notes due 2014 and cash on hand to finance this transaction.

This acquisition was accounted for pursuant SFAS No. 141, “Business Combinations”. The Company utilized a third party valuation expert to assist in the valuation of the assets acquired. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Baja Fresh Acquisition (Unaudited) (In thousands)	As of June 19, 2002*

Current assets	$ 5,111
Property and equipment, net	34,970
Goodwill	226,781
Intangible assets	34,000
Other assets	2,736

Total assets acquired	$303,598

Current liabilities	$ 1,800
Long-term debt	14,393

Total liabilities assumed	$ 16,193

Net assets acquired	$287,405

*	Includes $1 million in purchase price adjustments recorded in the third quarter of 2002.

If the acquisition had been completed as of the beginning of each of the years indicated below, pro forma revenues, net income and basic and diluted earnings per common share would have been as follows:

(Unaudited) (In thousands, except per share data)	2002	2001

Total revenues	$2,780	$2,469
Net income	214	183
Net income per common share:
Basic	$1.91	$1.63
Diluted	$1.84	$1.57

The selected unaudited pro forma information for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 includes interest expense on the Company’s $225 million of 6.2% senior notes that were issued in conjunction with the acquisition of Baja Fresh. In addition, the year ended December 29, 2002 excludes expenses incurred by Baja Fresh in conjunction with its previously planned public offering. The year ended December 30, 2001 has not been restated to reflect the amortization of the $226.8 million of goodwill related to the Company’s acquisition of Baja Fresh.

The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of each of these periods, nor is it necessarily indicative of future results.

NOTE 10    DISPOSITIONS

The Company franchised 3, 19 and 14 existing Wendy’s restaurants during 2002, 2001 and 2000, respectively. These transactions resulted in pretax gains of approximately $710,000, $5.0 million and $1.9 million in 2002, 2001 and 2000, respectively. In addition, the Company sold properties which were previously leased to franchisees which resulted in pretax gains of $2.1 million, $1.8 million and $4.5 million in 2002, 2001 and 2000, respectively. These pretax gains are included in franchise revenues. Remaining notes receivable related to dispositions were $16.3 million at December 29, 2002 and $30.3 million at December 30, 2001.

In the third quarter of 2002, the Company’s Tim Hortons subsidiary sold its cup manufacturing business to Dopaco. The sale, which closed in July 2002, resulted from a strategic business review by Tim Hortons’ management team. The sale generated $20 million in cash and a one-time pretax gain of $3.2 million, which is approximately $.02 per share in the third quarter of 2002 for the Company. The cup manufacturing business generated income of approximately $.01 per share for the Company in 2001. Under a supply agreement with Dopaco, Tim Hortons has agreed to purchase a minimum of 50% of its cup and lid supplies from Dopaco, at independently-derived competitive prices, over the period from July 15, 2002 through July 15, 2007.

NOTE 11    COMMITMENTS AND CONTINGENCIES

At December 29, 2002 and December 30, 2001, the Company’s reserves established for doubtful royalty receivables were $1.4 million and $1.5 million, respectively. Reserves related to possible losses on notes receivable, real estate, guarantees, claims and contingencies involving franchisees totaled $6.3 million at December 29, 2002 and $7.6 million at December 30, 2001. These reserves are included in accounts receivable, notes receivable and other accrued expenses.

The Company has guaranteed certain leases and debt payments primarily related to franchisees, amounting to $116.3 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for certain leases amounting to an additional $22.4 million. These leases have been assigned to unrelated third parties, which have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $19.8 million in letters of credit with various parties, however, management does not expect any material loss to result from these instruments because it does not believe performance will be required.

The Company is self-insured for most domestic workers’ compensation, general liability and automotive liability losses subject to per occurrence and aggregate annual liability limitations. The Company is also self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis.

The Company has entered into long-term purchase agreements with some of its suppliers. The range of prices and volume of purchases under the agreements may vary according to the Company’s demand for the products and fluctuations in market rates.

In addition to the guarantees described above, the Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties under specified circumstances, such as lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial and other services), software licensors, marketing and advertising firms, securities underwriters and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company is not aware of circumstances that would require it to perform its indemnification obligations under any of these agreements, and believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company.

The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. Many of these are covered by the Company’s self-insurance or other insurance programs. Reserves related to the resolution of legal proceedings are included in “Accrued Other Liabilities”. It is the opinion of the

Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

NOTE 12    RETIREMENT PLANS

The Company has a domestic defined benefit plan (the “Plan”) covering all eligible employees of Wendy’s International, Inc. and certain subsidiaries that have adopted the Plan. The Plan provides a base benefit for all participants based on years of service. The rate of return on employee account balances is guaranteed by the Plan and adjusted annually. The Company makes contributions to the Plan in amounts sufficient, on an actuarial basis, to fund at a minimum, the Plan’s normal cost on a current basis, and to fund the actuarial liability for past service costs in accordance with Department of Treasury Regulations.

The change in projected benefit obligation for each year consisted of the following:

(In thousands)	2002	2001

Balance at beginning of year	$66,949	$64,363
Service cost	3,838	3,512
Interest cost	4,820	4,671
Plan amendments	238
Assumption change	3,146
Actuarial loss	3,580	399
Benefits and expenses paid	(6,337)	(5,996)

	$76,234	$66,949

The change in fair value of plan assets for each year consisted of the following:

(In thousands)	2002	2001

Balance at beginning of year	$65,164	$66,728
Actual return on plan assets	(4,659)	(2,583)
Company contributions	11,267	7,015
Benefits and expenses paid	(6,337)	(5,996)

	$65,435	$65,164

Prepaid benefit cost at each year-end consisted of the following:

(In thousands)	2002	2001

Funded status	$(10,799)	$ (1,785)
Unrecognized actuarial loss	34,780	17,941
Unrecognized prior service cost	(3,523)	(4,828)

	$ 20,458	$11,328

In determining the present value of benefit obligations, a discount rate of 6.75% was used in 2002 and 7.25% in 2001. The expected long-term rate of return on assets used was 8.5% in 2002 and 2001. In response to current economic circumstances, the Company has lowered its long-term rate of return on assets to 7.75% for 2003. In 2002 and 2001, an age-graded scale was used in determining the rate of compensation increase. Plan assets as of December 29, 2002 and December 30, 2001 consisted of debt and equity instruments and cash equivalents.

Net periodic pension cost (credit) for each year-end consisted of the following:

(In thousands)	2002	2001	2000

Service cost	$ 3,838	$ 3,512	$ 686
Interest cost	4,820	4,671	4,109
Expected return on plan assets	(6,156)	(5,496)	(5,137)
Net amortization	(364)	(726)	(906)

	$ 2,138	$ 1,961	$(1,248)

The net periodic pension cost (credit) was based on a discount rate of 7.25%, 7.50% and 7.50% for 2002, 2001 and 2000, respectively. In response to current economic circumstances, the Company has lowered its discount rate to 6.75% for 2003.

The Company recognized a reduction in net periodic pension cost of $3.5 million in 2000, due to plan redesign in 2000 relating to a reduction in benefits.

A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds the fair value of plan assets and accrued benefit liabilities at the measurement date. The unfavorable economic environment has caused a decline in the market value of the Company’s pension plan assets, while lower interest rates have caused the accumulated benefit obligation to increase. As a result, the Company recorded a minimum pension liability of $25.8 million at December 29, 2002, and an aftertax charge of $16.2 million to other comprehensive income in 2002.

The Company has a domestic profit sharing and savings plan. This plan covers certain qualified employees as defined in the applicable plan document. Effective January 1, 2001, the profit sharing and savings plan includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company matches between 1% and 4% of employee contributions depending on the employee’s contribution percentage. The profit sharing portion of the plan is discretionary and noncontributory. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. The Company’s matching 401(k) contributions totalled $7.6 million for 2002 and $6.7 million for 2001. The Company also provided profit-sharing contributions under this plan in the amount of $2.2 million for 2000.

The Company also provided for profit sharing and supplemental retirement benefits under other defined contribution plans in the amounts of $4.9 million, $3.6 million and $3.3 million for 2002, 2001 and 2000, respectively.

NOTE 13    ADVERTISING COSTS

The Wendy’s National Advertising Program, Inc. (WNAP) is a not-for-profit corporation which was established to collect and administer funds contributed by the Company and all domestic franchise owners. These contributions total 2% of gross sales, as defined in the applicable agreement, and are used for advertising programs designed to increase sales and enhance the reputation of the Company and its franchise owners. For the years of 1993 through 2001, the domestic system agreed to increase national advertising spending from 2% to 2.5% of gross sales. For the years of 2002 through 2006, the domestic system has agreed to increase national advertising spending to 3% of gross sales. During 2002, 2001 and 2000, the Company contributed $47.3 million, $35.5 million and $33.1 million, respectively, to WNAP. These contributions were recognized in company restaurant operating costs.

Under a plan approved by the WNAP Committee, WNAP periodically reimburses the Company for certain production costs incurred in new product testing for programs which may be used in national or local advertising. WNAP made reimbursements to the Company totaling $4.3 million, $3.9 million and $3.6 million for 2002, 2001 and 2000, respectively.

The advertising program utilized by Wendy’s of Canada is known as the Wendy’s Canadian Advertising Program, Inc. (WCAP). Wendy’s Canada franchisees and company operated units (excluding Quebec, where all advertising is done locally) are required to contribute approximately 2.75% of monthly gross sales, as defined in the applicable agreement, to WCAP.

The advertising program utilized by Tim Hortons Canada is known as the Tim Hortons Advertising and Promotion Fund (Canada) Inc. (Ad Fund), and the advertising program utilized by Tim Hortons U.S. is known as Tim’s National Advertising Program (TNAP). Hortons’ Canada franchisees and company operated units are required to contribute 4% of gross sales, as defined in the applicable agreement, to the Ad Fund and Tim Hortons’ U.S. franchisees and company operated units are required to contribute 4% of gross sales, as defined in the applicable agreement, to TNAP. Pursuant to a decision made by the franchisees, the contribution percentage for the Ad Fund was voluntarily and temporarily reduced to 3.75% in 2001, then to 3.5%, effective October, 2002.

At December 29, 2002 and December 30, 2001, the Company’s total net payables to WNAP, WCAP, the Ad Fund and TNAP amounted to $7.0 million and $4.6 million, respectively. None of these entities are consolidated.

Total advertising expense of the Company, including amounts contributed to WNAP, WCAP, the Ad Fund and TNAP, local advertising costs and other marketing and advertising expenses, amounted to $76.5 million, $68.4 million and $62.5 million in 2002, 2001 and 2000, respectively.

NOTE 14    SEGMENT REPORTING

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Wendy’s, Tim Hortons and Baja Fresh. There were no material amounts of revenues or transfers among reportable segments.

The table below presents information about reportable segments:

(In thousands)	Wendy’s		Tim Hortons	Baja Fresh		Total

2002
Revenues	$2,010,441		$651,059	$ 68,761	(2)	$2,730,261
% of total	73.6%		23.9%	2.5%		100.0%
Income before income taxes	262,541		158,129	2,318	(2)	422,988
% of total	62.1%		37.4%	.5%		100.0%
Capital expenditures	240,029		76,461	14,321	(2)	330,811
Goodwill, net	42,897		538	228,890		272,325
Total assets	1,634,796		665,853	318,798		2,619,447

2001
Revenues	$1,818,746		$572,451			$2,391,197
% of total	76.1%		23.9%			100.0%
Income before income taxes	233,760		131,623			365,383
% of total	64.0%		36.0%			100.0%
Capital expenditures	217,309		83,745			301,054
Goodwill, net	41,214					41,214
Total assets	1,508,540		550,104			2,058,644

2000
Revenues	$1,711,986		$524,960			$2,236,946
% of total	76.5%		23.5%			100.0%
Income before income taxes	208,861	(1)	114,074			322,935
% of total	64.7%		35.3%			100.0%
Capital expenditures	206,718		68,957			275,675
Goodwill, net	43,719					43,719
Total assets	1,383,414		496,935			1,880,349

(1)	Includes international charges of $18.4 million (see Note 2).
(2)	For the period from June 19, 2002 (acquisition date) through December 29, 2002.

A reconciliation of reportable segment income before income taxes to consolidated income before income taxes follows:

(In thousands)	2002	2001	2000

Income before income taxes	$422,988	$365,383	$322,935
Corporate charges(1)	(77,089)	(58,003)	(51,498)

Consolidated income before income taxes	$345,899	$307,380	$271,437

(1)	Corporate charges include certain overhead costs and interest income and expense. As a result of a change in its methods of internal reporting and management structure, the Company has revised the allocation of costs between the Wendy’s segment and corporate charges. The prior year amounts have been reclassified to conform with the current year presentation.

A reconciliation of total reportable segment assets to consolidated total assets follows:

(In thousands)	2002	2001

Total assets	$2,619,447	$2,058,644
Corporate assets	47,914	25,406

Consolidated total assets	$2,667,361	$2,084,050

Significant non-cash items included in reportable segment income before income taxes follows:

(In thousands)	Wendy’s	Tim Hortons	Baja Fresh	Total

2002
Depreciation and amortization	$106,616	$30,730	$ 3,608(1)	$140,954
Gains from asset dispositions, net	2,858	3,163		6,021

2001
Depreciation and amortization	$ 98,673	$24,219		$122,892
Gains from asset dispositions, net	6,807			6,807

2000
Depreciation and amortization	$ 91,766	$21,378		$113,144
Gains from asset dispositions, net	6,540			6,540

(1)	For the period from June 19, 2002 (acquisition date) through December 29, 2002.

A reconciliation of total reportable segment depreciation and amortization expense to consolidated depreciation and amortization expense follows:

(In thousands)	2002	2001	2000

Depreciation and amortization	$140,954	$122,892	$113,144
Corporate charges(1)	1,819	346	347

Consolidated depreciation and amortization expense	$142,773	$123,238	$113,491

(1)	As a result of a change in its methods of internal reporting and management structure, the Company has revised the allocation of costs between the Wendy’s segment and corporate charges. The prior year amounts have been reclassified to conform with the current year presentation.

Revenues and long-lived asset information by geographic area follows:

(In thousands)	United States	Canada	Other	Total

2002
Revenues	$1,980,857	$733,799	$15,605	$2,730,261
Long-lived assets	1,678,013	445,578		2,123,591

2001
Revenues	$1,723,480	$649,932	$17,785	$2,391,197
Long-lived assets	1,270,645	418,554		1,689,199

2000
Revenues	$1,616,315	$590,439	$30,192	$2,236,946
Long-lived assets	1,167,047	373,762		1,540,809

NOTE 15    RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement addresses accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets. The Company has evaluated the impact of this Statement on its financial statements and will adopt the provisions of this Statement in the first quarter of 2003. Based on its evaluation to date the Company does not anticipate this Statement having a material impact on the results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board (“APB”) Opinion Number 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This Statement addresses accounting and reporting standards for the impairment or disposal of long-lived assets. This Statement was adopted in the first quarter of 2002 and has not had a significant impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of those provisions on its financial statements and will adopt such provisions in the first quarter of 2003. The remaining provisions of this Statement were adopted by the Company for transactions occurring after May 15, 2002 and have not resulted in a significant impact to the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with the exit and disposal activities, including restructuring activities, that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Statement also addresses accounting and reporting standards for costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. This Statement will be applied for exit or disposal activities that are initiated after  December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting of Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified prospective method and Retroactive restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The Company will continue to follow the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of SFAS 5, 57, and 107 and rescission of FIN No. 34” was issued in November 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in the issuing of the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods after December 15, 2002. The Company is in the process of evaluating the impact of this Interpretation on its financial statements and will adopt the liability recognition provisions of this Interpretation in the first quarter of 2003. The disclosure requirements are included in the accompanying financial statements report.

FIN No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51”, was issued in January 2003. This Interpretation clarifies the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain types of variable interest entities that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company utilizes various advertising funds (“Funds”) to administer its advertising programs. These Funds collect money from franchise and company operated restaurants to be used for mutually beneficial marketing programs (see Note 13 to the Consolidated Financial Statements). The Company is in the process of evaluating the impact of this Interpretation on its financial statements, including the classification of these Funds under FIN No. 46. The Company will adopt the disclosure provisions of this Interpretation in the first quarter of 2003 and the remaining provisions in the third quarter of 2003. If it were determined that the consolidation of these Funds would be required under FIN No. 46, the Company does not expect this to have a material impact to consolidated net income.

NOTE 16    RELATED PARTY TRANSACTIONS

In 2001, the Company paid $5.7 million to Mr. Ronald V. Joyce, a former director of the Company (see Note 8 to the Consolidated Financial Statements), for the termination of an employment agreement with a subsidiary of the Company, for the continued use of Mr. Joyce’s name and likeness following his retirement from the Company in 2001, his availability as a consultant regarding employee and franchisee relationships and related operations, and appearances at meetings and special events.

The name and likeness portion of these assets is $4.0 million and is being amortized over a period of 12 years. The remaining $1.7 million relates to the consulting portion and is being amortized over a period of five years. The total unamortized balance of these assets was $5.1 million at December 29, 2002 and $5.6 million at December 30, 2001.

In 2000, the Company entered into an Assignment of Rights Agreement with the Company’s Founder, R. David Thomas, and his wife (the “Assignment”). The Company has used

Mr. Thomas, who was Senior Chairman of the Board until his death on January 8, 2002, as a spokesperson and focal point for its products and services for many years, and with the efforts and attributes of Mr. Thomas has, through its extensive investment in the advertising and promotional use of Mr. Thomas’ name, likeness, image, voice, caricature, endorsement rights and photographs (the “Thomas Persona”), made the Thomas Persona well known in the U.S. and throughout North America and a valuable asset for both the Company and Mr. Thomas. Under the terms of the Assignment, the Company acquired the entire right, title, interest and ownership in and to the Thomas Persona, including the sole and exclusive right to commercially use the Thomas Persona. The Company is amortizing the Thomas Persona over a period of 15 years. The unamortized balance of this asset was $4.2 million at December 29, 2002 and $4.5 million at December 30, 2001.

In addition, the Company has various related-party leases, of which approximately $500,000 in rent was paid by the Company in 2002.

NOTE 17    SUBSEQUENT EVENTS

On December 19, 2002, Mr. Ronald V. Joyce transferred, with the Company’s consent, all of his remaining 5.7 million exchangeable shares of a Canadian subsidiary of the Company to an entity that is wholly-owned by him (see Note 8 to the Consolidated Financial Statements). On January 2, 2003, the 5.7 million exchangeable shares were exchanged into common shares of the Company.

On January 30, 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to issue up to $500 million of securities. Included in the $500 million are $75 million of securities that were carried forward from the Company’s  S-3 filing that was made in October 2001. None of these $75 million in securities had been issued or sold.

NOTE 18    QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter	First		Second		Third		Fourth
(In thousands, except per share data)	2002	2001	2002	2001	2002	2001	2002	2001

Revenues	$612,396	$555,538	$684,047	$609,610	$722,133	$610,392	$711,685	$615,657
Gross profit(1)	166,337	147,598	201,389	175,325	205,488	172,706	195,598	168,405
Net income	43,440	38,699	63,725	56,014	60,893	52,356	50,723	46,580
Basic earnings per common share	.41	.34	.58	.49	.53	.46	.44	.44
Diluted earnings per common share	.39	.33	.54	.47	.52	.44	.44	.42

(1)	Total revenues less cost of sales, company restaurant operating costs and operating costs. Depreciation on store assets is not included as part of this calculation.

Wendy’s International, Inc. and Subsidiaries

Management’s Statement of Responsibility for  Financial Statements

To Our Shareholders

Management is responsible for the preparation of the consolidated financial statements and other related financial information included in the Financial Statements and Other Information furnished with the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, incorporating management’s reasonable estimates and judgments, where applicable.

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded, that transactions are executed as authorized and that transactions are recorded and reported properly. The control system is supported by written policies and procedures, appropriate divisions of responsibility and authority and utilization of an internal audit function. Even effective internal controls, no matter how well designed, have inherent limitations, such as the possibility of human error or the overriding of controls. Further, changes in circumstances may have an impact on the effectiveness of controls over time.

Management considers the recommendations of its internal auditors, Deloitte and Touche LLP, and its independent auditors, PricewaterhouseCoopers LLP, concerning the Company’s system of internal controls and takes actions it believes are cost-effective in the circumstances to respond appropriately to those recommendations. Management also reviews and, where appropriate, revises internal controls and procedures to reflect changing circumstances. Management believes that, as of December 29, 2002, the Company’s system of internal control was adequate to accomplish the objectives discussed above.

The Company engages PricewaterhouseCoopers LLP as independent public accountants to perform an independent audit of the financial statements. Their report appears herein.

The Board of Directors has an Audit Committee composed entirely of outside directors. The Audit Committee meets periodically with management and with representatives of Deloitte and Touche LLP and PricewaterhouseCoopers LLP, both of whom have unrestricted access to the Audit Committee.

Kerrii B. Anderson

Executive Vice President and Chief Financial Officer

Report of Independent Accountants

To The Board of Directors and Shareholders of

Wendy’s International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows present fairly, in all material respects, the financial position of Wendy’s International, Inc. and Subsidiaries at December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for the periods ended December 29, 2002, December 30, 2001 and December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule included in Item 8 (page 41) of the Form 10-K/A, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6, the Company has revised certain disclosures relating to future operating lease commitments, future minimum lease receipts and related matters.

PricewaterhouseCoopers LLP

January 31, 2003, except for Note 6, as to which the date is April 21, 2003.

Columbus, Ohio

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Classification	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) (a)	Balance at End of Year

Fiscal year ended December 29, 2002:
Reserve for royalty receivables	$1,937	$516	$(257)	$2,196
Deferred tax asset valuation allowance	12,280	8,581	—	20,861
Reserve for possible franchise- related losses & contingencies	7,115	(1,044)	(562)	5,509

	$21,332	$8,053	$(819)	$28,566

Fiscal year ended December 30, 2001:
Reserve for royalty receivables	$1,617	$133	$187	$1,937
Deferred tax asset valuation allowance	—	12,280	—	12,280
Reserve for possible franchise- related losses & contingencies	6,680	1,965	(1,530)	7,115

	$8,297	$14,378	$(1,343)	$21,332

Fiscal year ended December 31, 2000:
Reserve for royalty receivables	$1,663	$380	$(426)	$1,617
Reserve for possible franchise- related losses & contingencies	6,012	1,106	(438)	6,680

	$7,675	$1,486	$(864)	$8,297

(a)	Primarily represents reserves written off or reversed due to the resolution of certain franchise situations.

Year-end balances are reflected in the Consolidated Balance Sheet as follows:

	December 29, 2002	December 30, 2001	December 31, 2000
Deducted from accounts receivable	$6,558	$8,057	$5,544
Deducted from notes receivable – current	301	276	114
Deducted from notes receivable – long-term	846	719	2,639
Deducted from deferred tax asset – long-term	20,861	12,280	—

	$28,566	$21,332	$8,297

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENDY’S INTERNATIONAL, INC.

By:	/s/ KERRII B. ANDERSON 4/22/03
Kerrii B. Anderson Executive Vice President and Chief Financial Officer

Certifications

I, John T. Schuessler, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Wendy’s International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003

/s/ JOHN T. SCHUESSLER
Name: John T. Schuessler Title: Chief Executive Officer

Certifications

I, Kerrii B. Anderson, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Wendy’s International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003

/s/ KERRII B. ANDERSON
Name: Kerrii B. Anderson Title: Chief Financial Officer

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS TO FORM 10-K/A

23		Consent of PricewaterhouseCoopers LLP	Attached hereto.

99	(a)	Certification of Chief Executive Officer	Attached hereto.

99	(b)	Certification of Chief Financial Officer	Attached hereto.