Form 10-Q
period 2003-03-30
WENDYS INTERNATIONAL INC
filed 2003-05-13
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended March 30, 2003
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                    to
                               ------------------    -----------------

Commission File Number 1-8116
                       ------

                           WENDY'S INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                        31-0785108
---------------------------------               -------------------------------
(State or other jurisdiction of                    (I.R.S.  Employer
incorporation or organization)                   Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio  43017-0256
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

(Registrant's telephone number, including area code)        614-764-3100
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
Yes   X     No      .
    -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   X     No      .
    -----      -----

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at May 4, 2003
--------------------------------         --------------------------

Common shares, $.10 stated value             113,461,000 shares
Exhibit index on page 29.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                  Pages
                                                                                  -----
PART I:       Financial Information

       Item 1.     Financial Statements:

             Consolidated Condensed Statements of Income for the quarters
              ended March 30, 2003 and March 31, 2002                                3

             Consolidated Condensed Balance Sheets as of March 30, 2003
              and December 29, 2002                                                4 - 5

             Consolidated Condensed Statements of Cash Flows for the
              quarters ended March 30, 2003 and March 31, 2002                       6

             Notes to the Consolidated Condensed Financial Statements              7 - 13


       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                    14 - 23

       Item 3. Quantitative and Qualitative Disclosures About Market Risk            24

       Item 4.   Controls and Procedures                                             24

PART II:  Other Information

       Item 6.   Exhibits and Reports on Form 8-K                                    25

         Signature                                                                   26

         Certifications                                                           27 - 28

         Index to Exhibits                                                           29

         Exhibit 99(a)                                                            30 - 31

         Exhibit 99(b)                                                               32

         Exhibit 99(c)                                                               33

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                          (In thousands, except per share data)
                                                                         QUARTER ENDED              QUARTER ENDED
                                                                         MARCH 30, 2003            MARCH 31, 2002
                                                                         --------------            --------------
         REVENUES
             Retail sales                                                     $559,871                  $493,087
             Franchise revenues                                                134,153                   119,309
                                                                             ---------                  --------
                                                                               694,024                   612,396
                                                                             ---------                  --------
         COSTS AND EXPENSES
             Cost of sales                                                     363,336                   314,276
             Company restaurant operating
               costs                                                           121,288                   106,627
             Operating costs                                                    30,686                    25,156
             General and administrative
               expenses                                                         64,777                    56,250
             Depreciation and amortization
               of property and equipment                                        38,081                    32,742
             Other income                                                       (3,205)                     (602)
             Interest expense                                                   11,528                    10,673
             Interest income                                                    (1,051)                   (1,406)
                                                                             ---------                  --------
                                                                               625,440                   543,716
                                                                             ---------                  --------

         INCOME BEFORE INCOME TAXES                                             68,584                    68,680
         INCOME TAXES                                                           24,691                    25,240
                                                                             ---------                  --------
         NET INCOME                                                           $ 43,893                  $ 43,440
                                                                             =========                  ========


         BASIC EARNINGS PER COMMON SHARE                                          $.38                      $.41
                                                                                  ====                      ====

         DILUTED EARNINGS PER COMMON SHARE                                        $.38                      $.39
                                                                                  ====                      ====

         DIVIDENDS PER COMMON SHARE                                               $.06                      $.06
                                                                                  ====                      ====

         BASIC SHARES                                                          114,410                   106,139
                                                                             =========                  ========

         DILUTED SHARES                                                        115,032                   115,410
                                                                             =========                  ========


   The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                           (In thousands)
                                   MARCH 30, 2003  DECEMBER 29, 2002
                                   --------------  -----------------
                                     (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents        $   126,867      $   171,944
    Accounts receivable, net              83,603           86,416
    Notes receivable, net                  9,232           11,204
    Deferred income taxes                 12,217           13,822
    Inventories and other                 44,328           47,433
                                     -----------      -----------
                                         276,247          330,819
                                     -----------      -----------

PROPERTY AND EQUIPMENT                 2,664,090        2,594,571
    Accumulated depreciation and
      amortization                      (780,431)        (743,305)
                                     -----------      -----------
                                       1,883,659        1,851,266
                                     -----------      -----------

NOTES RECEIVABLE, NET                     20,226           20,548
GOODWILL, NET                            273,515          272,325
DEFERRED INCOME TAXES                     53,936           48,966
INTANGIBLE ASSETS, NET                    46,966           47,393
OTHER ASSETS                             101,471           96,044
                                     -----------      -----------
                                     $ 2,656,020      $ 2,667,361
                                     ===========      ===========

         The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           (In thousands)
                                                   MARCH 30, 2003  DECEMBER 29, 2002
                                                   --------------  -----------------
                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                 $    93,745      $   134,208
    Accrued expenses:
       Salaries and wages                                 31,366           44,932
       Taxes                                              71,677           77,956
       Insurance                                          40,039           42,898
       Other                                              63,082           55,308
    Current portion of long-term
       obligations                                         4,937            4,773
                                                     -----------      -----------
                                                         304,846          360,075
                                                     -----------      -----------
LONG-TERM OBLIGATIONS
    Term debt                                            626,419          627,053
    Capital leases                                        59,067           54,626
                                                     -----------      -----------
                                                         685,486          681,679
                                                     -----------      -----------

DEFERRED INCOME TAXES                                    111,969          108,906
OTHER LONG-TERM LIABILITIES                               74,992           68,096

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, Authorized:  250,000 shares
    Common stock, $.10 stated value per share,
      Authorized:  200,000,000 shares,
      Issued and Exchangeable:
      114,892,000 and 114,692,000 shares,
      respectively                                        11,489           10,895
    Capital in excess of stated value                      4,211                -
    Retained earnings                                  1,531,882        1,498,607
    Accumulated other comprehensive expense              (32,964)         (60,897)
                                                     -----------      -----------
                                                       1,514,618        1,448,605
    Treasury stock at cost:
      1,397,000 shares at March 30, 2003                 (35,891)               -
                                                     -----------      -----------
                                                       1,478,727        1,448,605
                                                     -----------      -----------
                                                     $ 2,656,020      $ 2,667,361
                                                     ===========      ===========

   The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               (In thousands)
                                                          QUARTER           QUARTER
                                                           ENDED             ENDED
                                                      MARCH 30, 2003    MARCH 31, 2002
                                                      --------------    --------------
NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                           $  63,165         $  73,284
                                                         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from property dispositions                      5,359             5,795
    Capital expenditures                                   (68,836)          (72,978)
     Acquisition of franchises                              (3,763)             (746)
    Principal payments on notes receivable                   5,235             5,988
     Investment in joint venture and other                  (4,044)          (16,272)
    Other investing activities                              (1,948)             (647)
                                                         ---------         ---------
        Net cash used in investing activities              (67,997)          (78,860)
                                                         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from employee stock
        options exercised                                    3,693            34,192
    Repurchase of common stock                             (35,891)                -
    Principal payments on long-term
      obligations                                           (1,166)           (1,059)
    Dividends paid on common and
      exchangeable shares                                   (6,881)           (6,397)
                                                         ---------         ---------
    Net cash provided by (used in) financing
       activities                                          (40,245)           26,736
                                                         ---------         ---------
INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS
                                                           (45,077)           21,160
CASH AND CASH EQUIVALENTS AT BEGINNING OF
       PERIOD                                              171,944           111,121
                                                         ---------         ---------
                                                         $ 126,867         $ 132,281
                                                         =========         =========
CASH AND CASH EQUIVALENTS AT END OF PERIOD

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
    Interest paid                                        $   1,521         $   4,084
    Income taxes paid                                       35,958            14,415
    Capitalized lease obligations incurred                   3,357             2,025


         The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. MANAGEMENT'S STATEMENT
In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy's International, Inc. and Subsidiaries (the "Company") as of March 30, 2003 and December 29, 2002 and the condensed results of operations and comprehensive income (see Note 4) for the quarters ended March 30, 2003 and March 31, 2002 and cash flows for the quarters ended March 30, 2003 and March 31, 2002. All of these financial statements are unaudited with the exception of the December 29, 2002 balance sheet, which is derived from audited financial statements. The Notes to the audited Consolidated Financial Statements, which are contained in the Company's Form 10-K/A filed on April 22, 2003, should be read in conjunction with these Consolidated Condensed Financial Statements.

NOTE 2. NET INCOME PER SHARE
Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations include assumed conversions of stock options, net of shares assumed to be repurchased from the proceeds, and company-obligated mandatorily redeemable preferred securities converted in the second quarter of 2002, when outstanding and dilutive, and the elimination of after-tax related expenses. Options to purchase 7.8 million shares of common stock were not included in the computation of diluted earnings per common share for the first quarter 2003. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the quarter, and therefore, they are antidilutive. There were no options excluded from the computation of diluted earnings per common share for the first quarter 2002 as they were all dilutive.

The computations of basic and diluted earnings per common share are shown below:

                                                                                         QUARTER        QUARTER
                                                                                          ENDED          ENDED
                                                                                     MARCH 30, 2003  MARCH 31, 2002
                                                                                     --------------  --------------
                                                                                  (In thousands, except per share data)

Income for computation of basic earnings per common share                               $ 43,893        $ 43,440
Interest savings (net of income taxes) on assumed conversions                                  -           1,604
                                                                                        --------        --------
Income for computation of diluted earnings per common share                             $ 43,893        $ 45,044
                                                                                        ========        ========

Weighted average shares outstanding for computation of basic  earnings
  per common share                                                                       114,410         106,139

Dilutive stock options                                                                       622           1,698
Assumed conversions                                                                            -           7,573
                                                                                        --------        --------
Weighted average shares outstanding for computation of diluted earnings
  per common share                                                                       115,032         115,410
                                                                                        ========        ========

Basic earnings per common share                                                             $.38            $.41
                                                                                            ====            ====
Diluted earnings per common share                                                           $.38            $.39
                                                                                            ====            ====

NOTE 3. STOCK OPTIONS

The Company has various stock option plans that provide options for certain employees and outside directors to purchase common shares of the Company. The Company uses the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.

The pro forma disclosures below are provided as if the Company had adopted the fair value-based recognition method requirements under Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock-Based Compensation", as amended by SFAS No. 148.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company's stock options.

In calculating the fair value of options issued under the 1990 Plan for key employees and outside directors, the Company has used the following assumptions for first quarter 2003 and first quarter 2002, respectively: (1) dividend yield of .8%, (2) expected volatility of 34% and 33%, (3) risk-free interest rate of 3.0% and 4.6% and (4) expected lives of 4.9 years. The per share weighted average fair value of options granted during first quarter 2003 and first quarter 2002 was $8.50 and $10.75, respectively.

Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123, the Company would have recorded net income and earnings per share as follows:

(In millions, except per share data)                                  2003                        2002
                                                                      ----                        ----

Net income                                                            $43.9                      $43.4
Add:  Stock compensation cost recorded under APB
    Opinion No. 25, net of tax                                           .3                          -
Deduct:  Stock compensation cost calculated under SFAS
    No. 123, net of tax                                                (3.0)                      (2.1)
                                                                      -----                      -----
Pro forma net income                                                  $41.2                      $41.3
                                                                      =====                      =====
Earnings per share:
    Basic as reported                                                 $ .38                      $ .41
    Basic pro forma                                                   $ .36                      $ .39

     Diluted as reported                                              $ .38                      $ .39
     Diluted pro forma                                                $ .36                      $ .38

NOTE 4. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income (expense) and total comprehensive income are shown below:

                                                                  QUARTER                     QUARTER
                                                                   ENDED                       ENDED
                                                               MARCH 30, 2003              MARCH 31, 2002
                                                               --------------              --------------
                                                                             (In thousands)
Net income                                                         $43,893                     $43,440
Other comprehensive income (expense):
Translation adjustments and other                                   27,933                      (1,533)
                                                                   -------                     -------
Total Comprehensive income                                         $71,826                     $41,907
                                                                   =======                     =======

The change of $29.5 million between years primarily reflects a strengthening of the Canadian dollar versus a relatively stable Canadian dollar during the first quarter last year.

NOTE 5. SEGMENT REPORTING
The Company operates exclusively in the food-service industry and has determined its reportable segments based on the Company's methods of internal reporting and management structure. The Company's reportable segments are Wendy's, Tim Hortons and Baja Fresh. There were no material amounts of revenues or transfers among reportable segments. The following table presents information about reportable segments:

                                                                       (In thousands)
                                              ---------------------------------------------------------------
                                                WENDY'S       TIM HORTONS        BAJA FRESH           TOTAL
                                                -------       -----------        ----------           -----

QUARTER ENDED MARCH 30, 2003
Revenues                                       $486,987         $172,841         $   34,196         $694,024
   % of total                                      70.2%            24.9%               4.9%           100.0%
Income before interest and income taxes          48,761           38,824                442           88,027
   % of total                                      55.4%            44.1%                .5%           100.0%
Capital expenditures                             41,225           21,841              5,770           68,836
Goodwill, net                                    43,973              453            229,089          273,515
QUARTER ENDED MARCH 31, 2002
Revenues                                       $469,712         $142,684            $     -         $612,396
   % of total                                      76.7%            23.3%                 -            100.0%
Income before interest and income taxes          56,391           31,496                  -           87,887
   % of total                                      64.2%            35.8%                 -            100.0%
Capital expenditures                             53,320           19,658                  -           72,978
Goodwill, net                                    43,074              617                  -           43,691


A reconciliation of reportable segment income before income taxes to consolidated income before income taxes follows:

                                                                            (In thousands)
                                                          -------------------------------------------------

                                                                QUARTER                        QUARTER
                                                                 ENDED                          ENDED
                                                            MARCH 30, 2003                 MARCH 31, 2002
                                                            --------------                 --------------

Income before income taxes                                     $ 88,027                      $ 87,887
Corporate charges (1)                                           (19,443)                      (19,207)
                                                               --------                      --------
Consolidated income before income taxes                        $ 68,584                      $ 68,680
                                                               ========                      ========

(1) Corporate charges include certain overhead costs and interest income and expense. In the fourth quarter of 2002, the Company revised the allocation of costs between the Wendy's segment and corporate charges as a result of a change in its methods of internal reporting and management structure. The prior year quarter amounts have been reclassified to conform with the current year presentation.

NOTE 6. INTANGIBLE ASSETS
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) effective December 31, 2001. SFAS No. 142 provides the accounting guidelines for goodwill and other intangibles. Under SFAS No. 142, the amortization of goodwill and other indefinite-lived intangibles is prohibited and these assets must be tested for impairment annually (or in interim periods if events indicate possible impairment). The Company tested for goodwill impairment as of year-end 2002, and no impairment was indicated.

The table below presents amortizable and unamortizable intangible assets as of March 30, 2003 and December 29, 2002 (in thousands):

                                                           MARCH 30, 2003                             DECEMBER 29, 2002
                                              --------------------------------------------------------------------------------------

                                               GROSS                        NET            GROSS                          NET
                                               CARRYING     ACCUMULATED     CARRYING       CARRYING      ACCUMULATED      CARRYING
                                               AMOUNT       AMORTIZATION    AMOUNT         AMOUNT        AMORTIZATION     AMOUNT
                                              ------------------------------------------  ------------------------------------------

 Amortizable intangible assets:
    Patents and trademarks                      $42,503       $(3,236)      $  39,267       $42,197        $(2,732)       $  39,465
    Purchase options                              7,500        (4,135)          3,365         7,500         (3,966)           3,534
    Other                                         5,313          (979)          4,334         5,190           (796)           4,394
                                                                             --------                                     ---------
                                                                             $ 46,966                                     $  47,393
                                                                             ========                                     =========
 Unamortizable intangible assets:
    Goodwill                                                                 $273,515                                     $ 272,325
                                                                             ========                                     =========

Total intangibles amortization expense was $811,000 for first quarter 2003 and $480,000 for first quarter 2002. The estimated annual intangibles amortization expense for each year through 2007 is $3.2 million. The $1.2 million increase in goodwill from December 29, 2002 primarily reflects the acquisition of eight franchise stores by Wendy's of Canada in the first quarter of 2003.

NOTE 7. ACQUISITIONS AND INVESTMENTS
In 2001, the Company formed a joint venture between Tim Hortons ("Hortons") and IAWS to build a par-baked goods manufacturing facility in Canada. The joint venture is owned and jointly controlled on a fifty-fifty basis by Hortons and IAWS. The Company has committed to invest approximately $49.6 million in this joint venture, of which $35.7 million was paid through December 29, 2002, and $4.0 million was paid in first quarter 2003.

On June 19, 2002, the Company completed its acquisition of Fresh Enterprises, Inc. ("Baja Fresh"), the owner and operator of the Baja Fresh Mexican Grill restaurant chain, pursuant to a Merger Agreement dated May 30, 2002. The results of Baja Fresh's operations have been included in the Company's Consolidated Financial Statements since June 19, 2002. If the acquisition had been completed as of the beginning of the first quarter of 2002, pro forma revenues, net income and basic and diluted earnings per common share would have been as follows (in thousands, except per share amounts):

                                              QUARTER
                                               ENDED
                                          MARCH 31, 2002
                                          --------------

Total revenues                               $635,153
Net income                                   $ 41,469
Earnings per common share:
    Basic                                        $.39
    Diluted                                      $.37

The above selected unaudited pro forma information for the quarter ended March 31, 2002 includes interest expense on the Company's $225 million of 6.2% senior notes that were issued in conjunction with the acquisition of Baja Fresh.

The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning of the period nor is it necessarily indicative of future results.

NOTE 8. GUARANTEES AND INDEMNIFICATIONS
The following table summarizes guarantees of the Company which are primarily comprised of certain lease and debt obligations related to franchisees and leases assigned to non-franchisees.

                                            BALANCE AT
 (In thousands):                          MARCH 30, 2003
                                          --------------
Franchisee lease and
loan guarantees:
    Wendy's                                  $122,139
    Baja Fresh                                  4,384
                                             --------
 Total                                       $126,523
                                             ========

Contingently liable
rent on leases:
    Wendy's                                  $ 22,080
                                             ========

Letters of credit:
    Wendy's                                  $  6,613

    Tim Hortons                                 2,430
                                             --------
                                             $  9,043
                                             ========
Total Guarantees                             $157,646
                                             ========

In addition to the above guarantees, the Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties under specified circumstances, such as lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial and other services), software licensors, marketing and advertising firms, securities underwriters and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company. Effective January 1, 2003 the Company adopted FIN No. 45 "Guarantor's Accounting and Disclosure
Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". In accordance with FIN No. 45 and based on available information, the Company accrued $.2 million in the first quarter of 2003 for guarantees and indemnities entered into between January 1, 2003 and March 30, 2003.

NOTE 9. DEBT
In the first quarter of 2003 the Company took two steps to increase its financial flexibility to respond to potential opportunities and longer term cash requirements.

On January 30, 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which increased its capacity to issue securities to $500 million. As of March 30, 2003, no securities under the Company's shelf registration statement were issued.

In the first quarter of 2003 the Company also entered into a new $200 million revolving credit facility that replaced the six revolving credit facilities totaling $200 million that were previously in place. The new revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio and limits on the amount of assets that can be sold and liens that can be placed on the Company's assets. At March 30, 2003, the Company was in compliance with its covenants under the revolving credit facility and no amounts under the revolving credit facility were outstanding.

NOTE 10.  RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets. The Company adopted this Statement in first quarter 2003 and its provisions did not have a significant impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of

Debt", and an amendment of that, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4, are effective for fiscal years beginning after May 15, 2002. The Company adopted these provisions in the first quarter 2003. The remaining provisions of this Statement were adopted by the Company for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 has not resulted in a significant impact to the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with the exit and disposal activities, including restructuring activities, that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement also addresses accounting and reporting standards for costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 in first quarter 2003. Such adoption did not result in a significant impact to the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting of Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified prospective method and Retroactive restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company will continue to follow the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships initiated after June 30, 2003. The guidance outlined in this Statement is to be applied prospectively. The Company is in the process of evaluating the impact of this Statement on its financial statements and will adopt the provisions in the third quarter of 2003.

FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of SFAS 5, 57 and 107 and rescission of FIN No. 34" was issued in November 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in the issuing of the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods after December 15, 2002. The Company adopted the disclosure requirements of FIN No. 45 in fourth quarter 2002 and the recognition provisions in first quarter 2003. Such adoption did not result in a significant impact to the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of "Accounting Research Bulletin" ("ARB") No. 51". This Interpretation clarifies the application of the majority voting interest requirement of ARB No. 51, "Consolidated Financial Statements", to certain types of variable interest entities that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company utilizes various advertising funds ("Funds") to administer its advertising programs. These Funds collect money from franchise and company operated restaurants to be used for mutually beneficial marketing programs. The Company is in the process of evaluating the impact of this Interpretation on its financial statements, including the classification of these Funds under FIN No.
46. The Company adopted the disclosure provisions of this Interpretation in the fourth quarter of 2002 and will adopt the remaining provisions in the third quarter of 2003. If it were determined that the consolidation of these Funds would be required under FIN No. 46, the Company does not expect this to have a material impact to annual consolidated net income.

In November 2002, the EITF released EITF No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor". EITF No. 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor. EITF No. 02-16 is effective for transactions entered into or modified after December 31, 2002. The Company adopted the provisions of EITF No. 02-16 in first quarter 2003. Such adoption did not result in a significant impact to the Company's financial statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------

The Company's net income increased 1% to $43.9 million while diluted earnings per common share was $.38 in the first quarter 2003 versus $.39 in 2002. Baja Fresh was purchased in June 2002 and is included in the current year's results. The overall impact of Baja Fresh, including interest expense on the senior notes issued in connection with the acquisition and Baja Fresh net income, was a decrease of approximately $.02 in earnings per share in the first quarter of 2003 compared to the prior year. Systemwide sales, which includes sales of both franchise and company operated restaurants, increased 7.1% to $2.3 billion. Same-store sales increased for Tim Hortons restaurants in the quarter, both in the U.S. and Canada. Same-store sales decreased for Wendy's and Baja Fresh restaurants during the quarter.




REVENUES

                                                                                           INCREASE FROM
                                      QUARTER ENDED                                         PRIOR YEAR
(in thousands):                           % of                            % of
                       March 30, 2003     Total      March 31, 2002       Total         Dollars       Percentage
                       --------------     -----      --------------       -----         -------       ----------

Retail sales
     Wendy's              $421,297          75.3%        $405,458          82.2%        $ 15,839           3.9%
     Tim Hortons           106,435          19.0%          87,629          17.8%          18,806          21.5%
     Baja Fresh             32,139           5.7%               -             -           32,139             -
                          --------                       --------                       --------
                          $559,871         100.0%        $493,087         100.0%        $ 66,784          13.5%
                          ========                       ========                       ========
Franchise revenues
     Wendy's              $ 65,690          49.0%        $ 64,254          53.9%        $  1,436           2.2%
     Tim Hortons            66,406          49.5%          55,055          46.1%          11,351          20.6%
     Baja Fresh              2,057           1.5%               -             -            2,057             -
                          --------                       --------                       --------
                          $134,153         100.0%        $119,309         100.0%        $ 14,844          12.4%
                          ========                       ========                       ========

Total Revenues
     Wendy's              $486,987          70.2%        $469,712          76.7%        $ 17,275           3.7%
     Tim Hortons           172,841          24.9%         142,684          23.3%          30,157          21.1%
     Baja Fresh             34,196           4.9%               -             -           34,196             -
                          --------                       --------                       --------
                          $694,024         100.0%        $612,396         100.0%        $ 81,628          13.3%
                          ========                       ========                       ========




WENDY'S
-------
RETAIL SALES
Total Wendy's retail sales for the first quarter 2003 increased $15.8 million, or 3.9%, to $421.3 million. Of this total, domestic Wendy's retail sales increased $13.2 million, or 3.6%, to $379.8 million in the quarter. For domestic company operated Wendy's restaurants, average sales decreased 4.0% to $319,691 per restaurant in the quarter, but the average number of restaurants increased by 87 compared to the prior year. Average same-store sales in Wendy's domestic company restaurants decreased 3.1% in the quarter. The average number of transactions in domestic company operated Wendy's restaurants decreased 2.9% in the quarter while the average check decreased .2%. Domestic selling prices increased .5% in the quarter.

Canadian Wendy's retail sales increased $2.6 million, or 10.0%, in the first quarter. Approximately half of this increase is due to strengthening of the Canadian dollar. Also, at quarter-end, the Company operated 142 Canadian Wendy's restaurants versus 127 in 2002. Canadian Wendy's average sales for company operated restaurants, in local currency, decreased 2.0% in the first quarter and same-store sales decreased .4%. Outside of North America, the Company only operates two stores.

FRANCHISE REVENUES
Total Wendy's franchise revenues increased $1.4 million, or 2.2%, to $65.7 million in the quarter. Royalties increased $.8 million, or 1.5%, to $54.6 million in the quarter. Average net sales at franchise domestic restaurants decreased 1.5% to $290,590 per restaurant in the quarter, while the total number of domestic Wendy's franchise restaurants increased by 135 (net) to 4,376. Average same-store sales at franchise domestic restaurants decreased 1.7% for the quarter. In local currency, Canadian Wendy's same-store franchise sales decreased 1.4% in the quarter, while other international same-store franchise sales increased .6% for the quarter.

TIM HORTONS
-----------
The significant majority of Hortons operations are in Canada. The strengthening of the Canadian dollar in the first quarter of 2003 versus first quarter 2002 increased amounts reported in U.S. dollars from Hortons on average by approximately 5.5%.

RETAIL SALES
Total Hortons retail sales increased $18.8 million, or 21.5%, to $106.4 million in the first quarter. The strengthening of the Canadian dollar accounted for approximately $4 million of the increase. Of the remaining $14.8 million, or 16%, increase, Canadian warehouse sales (sales of dry goods to franchisees) increased $17.9 million, or 23%, from $74.0 million last year. This reflected a 171 increase in the number of Hortons' Canadian franchised restaurants serviced and same-store sales growth in local currency of 3.9% for the quarter. Retail sales in the U.S. were $5.6 million in the quarter, down $2.7 million from the prior year, reflecting fewer company operated restaurants as Hortons continued the strategy of franchising company operated restaurants in the U.S.

FRANCHISE REVENUES
Total Hortons franchise revenues increased $11.4 million, or 20.6%, to $66.4 million in first quarter. The strengthening of the Canadian dollar accounted for approximately $3 million of the increase. Of the remaining $8.4 million, or 15%, increase, Canadian rental income from restaurants leased to franchisees increased $5.0 million, or 16.0% in the quarter. The increase reflected the increase in the number of Canadian restaurants leased to franchisees and higher average sales (rent is generally charged as a percent of sales). Canadian royalties also increased $1.4 million, or 13.3%, in the quarter. This reflected same-store sales increases in local currency of 3.9% for the quarter, and 171 additional franchise stores on a net basis. Total Hortons franchise fees increased $1.1 million to $10.1 million for the quarter, reflecting an increase in the number of businesses sold to franchisees.

BAJA FRESH
----------
Baja Fresh was purchased June 19, 2002 and therefore is not included in the Company's results in the first quarter of 2002.

RETAIL SALES
Total Baja Fresh retail sales were $32.1 million for the first quarter 2003. Same-stores sales in Baja Fresh company operated restaurants increased .1% for the quarter. As of March 30, 2003, there were 102 Baja Fresh company operated restaurants.

FRANCHISE REVENUES
Total Baja Fresh franchise revenues, were $2.1 million in the quarter. Of this total, royalties were $1.6 million and the remainder was comprised of franchise fees. Same-store sales at Baja Fresh franchise restaurants decreased 3.5% in the quarter. As of March 30, 2003, there were 124 Baja Fresh franchise restaurants.

COST OF SALES, COMPANY RESTAURANT OPERATING COSTS, AND OPERATING COSTS

(in thousands):
                                                                             Increase/(Decrease)
                                                Quarter Ended                 From Prior Year
                                   ------------------------------------  -----------------------------
                                      March 30, 2003   March 31, 2002      Dollars       Percentage
                                      --------------   --------------      -------       ----------

Cost of sales
-------------
     Wendy's                              $257,973        $245,135        $ 12,838           5.2%
     Tim Hortons                            84,150          69,141          15,009          21.7%
     Baja Fresh                             21,213               -          21,213             -
                                          --------        --------        --------          ----
                                          $363,336        $314,276        $ 49,060          15.6%
                                          ========        ========        ========          ====

Company restaurant operating costs
----------------------------------
     Wendy's                              $110,372        $102,545        $  7,827           7.6%
     Tim Hortons                             3,165           4,082            (917)        (22.5)%
     Baja Fresh                              7,751               -           7,751             -
                                          --------        --------        --------          ----
                                          $121,288        $106,627        $ 14,661          13.7%
                                          ========        ========        ========          ====

Operating costs
---------------
     Wendy's                              $  4,269        $  4,381       ($    112)         (2.6)%
     Tim Hortons                            26,417          20,775           5,642          27.2%
     Baja Fresh                                  -               -               -             -
                                          --------        --------        --------          ----
                                          $ 30,686        $ 25,156        $  5,530          22.0%
                                          ========        ========        ========          ====



WENDY'S
-------
COST OF SALES AND RESTAURANT OPERATING COSTS
Wendy's cost of sales includes food, paper and labor for company operated restaurants and the cost of goods sold to franchisees from Wendy's bun baking facilities. Total Wendy's cost of sales increased $12.8 million, or 5.2%, to $258.0 million in the quarter. Of this total, Wendy's domestic restaurant cost of sales increased $10.2 million, or 4.6%, to $230.6 million in the quarter. Wendy's domestic cost of sales as a percent of Wendy's domestic retail sales increased .6% in the quarter. Domestic food costs, as a percent of domestic retail sales, decreased .2% in the quarter, reflecting a decrease in beef (down 7.2%) and chicken costs, and a selling price increase of .5%. Domestic labor costs, as a percent of sales, increased .9% in the quarter, primarily reflecting the de-leverage impact of lower average sales and a slight average crew wage rate increase of 1.8%.

Wendy's company restaurant operating costs include costs necessary to manage and operate restaurants except cost of sales and depreciation. Total Wendy's company restaurant operating costs increased $7.8 million, or 7.6%, to $110.4 million in the quarter. Of this total, domestic Wendy's company restaurant operating costs increased $6.8 million, or 7.2%, to $101.8 million in the quarter. As a percent of retail sales, domestic restaurant costs increased .8% in the quarter. In general, costs as a percentage of retail sales were pressured from lower average sales because many costs are fixed or semi-fixed. In addition, higher utility costs reflecting the difficult weather throughout the first quarter of 2003 were only partially offset by reduced workers compensation expense.

As a percent of retail sales, Canadian Wendy's cost of sales increased .1% in the quarter reflecting lower average sales. Average wage rates increased .8% in the quarter. Canadian Wendy's company restaurant operating costs increased $1.0 million in the quarter reflecting the growth of the business. Outside of North America, the Company only operates two stores.

OPERATING COSTS
Wendy's operating costs include rent expense related to properties subleased to franchisees and costs related to operating and maintaining Wendy's bun making facilities. Total Wendy's operating costs decreased 2.6% to $4.3 million in the quarter, reflecting lower percentage rent due to lower average sales.

TIM HORTONS
-----------
COST OF SALES
Hortons' cost of sales includes food, paper and labor for company operated restaurants and the cost of goods sold to franchisees from Hortons' distribution warehouses and coffee roasting facility. Total Hortons cost of sales increased $15.0 million, or 21.7%, in the quarter. Of this increase, approximately $3 million is attributable to strengthening of the Canadian dollar. The Hortons' Canadian warehouse cost of sales increased $17.0 million, or 28%, to $78.2 million in the quarter. This increase reflects additional sales to Canadian franchisees due to a 171 store increase and higher average sales per restaurant. Warehouse cost of sales, as a percent of warehouse sales, increased to 80.5% in the first quarter 2003 from 78.4% in 2002. Hortons U.S. cost of sales were $3.4 million in the quarter, down $3.0 million from 2002, reflecting the continuing strategy to franchise company operated restaurants.

OPERATING COSTS
Hortons' operating costs include rent expense related to properties subleased to franchisees, cost of equipment sold to Hortons' franchisees as part of the initiation of the franchise business, costs to operate and maintain the distribution warehouses and coffee roasting facility, and training and other costs to ensure successful franchise openings. Total Hortons' operating costs increased $5.6 million, or 27.2%, to $26.4 million in the quarter. Approximately $1 million of the increase is attributable to the stronger Canadian dollar. Canadian Hortons' rent expense increased $2.3 million, or 28.0%, to $10.9 million in the quarter, reflecting the growth in the number of properties leased and then subleased to Canadian franchisees, as well as higher percentage rent due to higher sales. Rental income from these subleases is included in franchise revenues. Additionally, Canadian cost of equipment and other franchise costs increased $1.6 million to $6.7 million in the quarter and costs of operating and maintaining Canadian warehouse operations increased $.9 million to $6.4 million in the quarter.

BAJA FRESH
----------
COST OF SALES AND RESTAURANT OPERATING COSTS
Total Baja Fresh company restaurant cost of sales totaled $21.2 million for the first quarter 2003. Total Baja Fresh company restaurant operating costs totaled $7.8 million for the quarter.

CONSOLIDATED
------------
GENERAL AND ADMINISTRATIVE EXPENSES
Company general and administrative expenses increased $8.5 million, or 15.2%, to $64.8 million in the quarter. As a percent of revenues, costs were .1% higher in the quarter at 9.3% versus 9.2% last year. The dollar increase in 2003 includes incremental expenses for Baja Fresh of $3.1 million and an overall increase in salaries and benefits and insurance costs. If the incremental expense from Baja Fresh is excluded because the Company did not acquire Baja Fresh until June 2002 and therefore, no expense was recorded for Baja Fresh in the first quarter of 2002, general and administrative expenses increased 9.7% over last year.

DEPRECIATION AND AMORTIZATION EXPENSES
Depreciation and amortization expenses for the quarter increased over 2002 reflecting the Company's information technology initiatives and additional restaurant development.

OTHER INCOME
Other income includes expenses (income) that are not directly derived from the Company's primary businesses. This includes income from the Company's investments in joint ventures and other minority investments. Expenses include store closures, other asset write-offs, and reserves for international and legal issues.

Consolidated other income increased $2.6 million over the prior year quarter. Included in this increase is equity income related to the Company's joint venture with IAWS Group/Cuisine de France, as well as favorable currency adjustments associated with the strengthening of the Canadian dollar.

FOREIGN CURRENCY
The primary currency exposure the Company has is to the Canadian dollar. The results of Wendy's and Hortons' Canadian operations are translated into U.S. dollars. In addition, various cross border transactions must be "marked to market" each quarter with the income impact included in "Other Income". The impact on first quarter 2003 diluted earnings per share was approximately $.015, including both amounts reflected in Other Income and the favorable impact of translating Wendy's and Hortons Canadian operations.

                              COMPREHENSIVE INCOME
                              --------------------

Comprehensive income increased $29.9 million in the quarter and includes net income, which increased $.4 million, and translation and other adjustments caused by changes in foreign currency. The translation and other adjustments in the current quarter increased $29.5 million versus 2002, reflecting a strengthening Canadian dollar. During first quarter 2002, the Canadian dollar was relatively stable (see Note 4 to the Consolidated Condensed Financial Statements).

                               FINANCIAL POSITION
                               ------------------

OVERVIEW
The Company continues to maintain a strong balance sheet to support system growth and financial flexibility. The long-term debt-to-equity and debt-to-total capitalization ratios were 46% and 32%, respectively, at March 30, 2003. Standard & Poor's and Moody's rate the Company's senior unsecured debt BBB+ and Baa-1, respectively. Overall cash was reduced $45 million during the quarter. Cash generated by operations was offset by capital expenditures. In addition, the Company used $35.9 million to repurchase common shares and paid $6.9 million in dividends.

COMPARATIVE CASH FLOW
Cash flow from operations was $63.2 million for the first quarter 2003 and $73.3 million for the prior year. The most significant components of the 2003 decrease include increased tax payments of $21.5 million, primarily due to improved prior year operating results, partially offset by higher net income plus depreciation and amortization of $6.3 million.

Net cash used in investing activities totaled $68.0 million in the first quarter 2003 compared to $78.9 million in 2002. The $10.9 million decrease primarily relates to a decrease in joint venture and equity investments of $12.2 million. In 2002, the Company invested $9.0 million for a 45% interest in Cafe Express, an owner of fast casual restaurants, and invested $7.3 million in a joint venture with IAWS Group/Cuisine de France. In 2003, the Company invested $4.0 million in this joint venture. Capital expenditures of $68.8 million for the first quarter of 2003 are comparable to $73.0 million for the first quarter of 2002.

Financing activities used cash of $40.2 million in the first quarter of 2003 compared to a net cash inflow of $26.7 million in 2002. The difference is primarily due to common shares repurchased in 2003 and reduced proceeds from the exercise of options in 2003 compared to 2002. Proceeds from the exercise of stock options were $30.5 million higher in 2002 than 2003. In the first quarter of 2003, $35.9 million was used to repurchase 1.4 million common shares compared to no common shares repurchased in the first quarter of 2002. Since 1998 and through the end of the first quarter of 2003, the Company has repurchased 36.1 million common and exchangeable shares for $863 million. As of March 30, 2003, $187 million remained under the repurchase authorization as approved by the Company's Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities should provide for the Company's projected short-term and long-term cash requirements, including cash for capital expenditures, future acquisitions of restaurants from franchisees or other corporate purposes. The Company is committed to a strong capital structure and financial profile, and intends to maintain an investment grade rating. If additional funds are needed for mergers, acquisitions or other strategic investments, the Company believes it could borrow additional cash and still maintain its investment grade rating. In the event the Company's rating declines, the Company may incur an increase in borrowing costs. If the decline in the rating is significant, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company's credit ratings include sales and cost trends, margins at Wendy's U.S. company restaurants, the Company's cash position, cash flow, capital expenditures and capitalization, and stability of earnings.

In the first quarter of 2003, the Company took two steps to increase its financial flexibility to respond to potential opportunities and longer term cash requirements. These included filing a shelf registration statement on Form S-3 with the Securities and Exchange Commission to issue up to $500 million of securities and entering into a new $200 million revolving credit facility. The new $200 million revolving credit facility replaced the six revolving credit facilities totaling $200 million that were previously in place. The new revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio and limits on the amount of assets that can be sold and liens that can be placed on the Company's assets. At March 30, 2003, the Company was in compliance with its covenants under the revolving credit facility and no amounts under the revolving credit facility were outstanding.

The Company does not have significant term debt maturities until 2005. The Company believes it will be able to pay or refinance future term debt obligations based on its strong financial condition and sources of cash described in the preceding paragraphs.

                              MANAGEMENT'S OUTLOOK
                              --------------------

The Company continues to employ its strategic initiatives as outlined in its 10-K/A filed with the Securities and Exchange Commission on April 22, 2003. These initiatives include leveraging the Company's core assets, growing same-store sales, improving store-level productivity to enhance margins, improving underperforming operations, developing profitable new restaurants and implementing new technology initiatives. The Company intends to allocate resources to improve long-term return on assets and invested capital, and to remain focused on established long-term operational strategies of exceeding customer expectations, fostering a performance-driven culture, delivering a balanced message of brand equity plus value in marketing, growing a healthy restaurant system and partnering finance with operations.

New restaurant development will continue to be very important to the Company. The Company currently estimates that it will open between 560-605 new Wendy's, Hortons and Baja Fresh restaurants during 2003 (both company and franchise), subject to the continued ability of the Company and its franchisees to complete permitting and meet other conditions and to comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. This would be a growth rate of approximately 5% to 6%, including store closures. The new unit openings will be concentrated in North America, specifically Wendy's U.S., Hortons Canada and Baja Fresh. First quarter development for 2003 and 2002 is summarized in the chart below:

                           FIRST           FIRST           FULL YEAR
                        QUARTER 2003   QUARTER 2002      2003 OUTLOOK
                     ---------------------------------------------------

Wendy's                      33             45             295-315
Hortons                      33             26             195-210
Baja Fresh*                  17              6               70-80
                             --             --             -------
    Totals                   83             77             560-605
                             ==             ==             =======

* Baja Fresh was acquired by the Company on June 19, 2002. Information prior to that date is included for informational purposes only.

The Company will continue to evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures that could add to the Company's long-term earnings growth. In first quarter 2003, the Company made an additional investment of $4.0 million in its joint venture investment between Hortons Canada and IAWS Group/Cuisine de France. Capital expenditures for 2003 are expected to be in the range of $325 million to $365 million for new restaurant development, remodeling, maintenance and technology initiatives. The Company also plans to invest $50 million to $60 million on new business opportunities and to expand its Hortons joint venture facility in Canada.

The Company has set a goal in the range of $2.02 to $2.08 for its 2003 earnings per share. This would be an increase of 7% to 10% from 2002. The Company's long-term earnings per share goal continues to be 12% to 15%.

                                   MARKET RISK
                                   -----------

The Company's exposure to various market risks remains substantially the same as reported at December 29, 2002. The Company's disclosures about market risk are incorporated herein by reference from page 11 of the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 22, 2003.

The following is a summary of derivative contracts entered into and outstanding as of March 30, 2003.

FOREIGN EXCHANGE RISK
The Company's exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar. The exposure to Canadian dollar exchange rates on the Company's 2003 cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company's Canadian operations to the Company's U.S. operations. In aggregate, these amounts are anticipated to be in excess of $100 million in 2003.

The Company seeks to manage its cash flow, net income, and balance sheet exposure to changes in the value of foreign currencies. The Company may use derivative products to reduce the risk of a significant negative impact on its U.S. dollar cash flow or income. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flow. The Company does not speculate in foreign currency and does not hedge foreign currency translation or foreign currency net assets and liabilities.

Forward currency contracts with a notional amount of $15.0 million were outstanding as of March 30, 2003 to sell Canadian dollars and buy U.S. dollars. These contracts do not extend beyond June 2003 and are considered to be highly effective cash flow hedges according to criteria specified in SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". In accordance with SFAS No. 133, the Company defers unrealized gains and losses arising from these contracts until the related transactions occur. The fair value loss on the contracts at March 30, 2003 of $.6 million is included in accumulated other comprehensive expense and is expected to be reclassified to earnings in 2003 and offset against the underlying transactions when the transactions occur. Fair values are determined from quoted market prices.

INTEREST RATE RISK
The Company is exposed to interest rate risk impacting its net borrowing costs. The Company seeks to manage its exposure to interest rate risk and to lower its net borrowing costs by managing the mix of fixed and floating rate instruments based on capital markets and business conditions.

To manage interest rate risk, the Company has entered into an interest rate swap, effectively converting some of its fixed interest rate debt to variable interest rates. By entering into the interest rate swap, the Company agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principle amount. The Company does not enter into speculative swaps or other financial contracts.

The interest rate swap outstanding on March 30, 2003 is for the notional amount of $100.0 million and meets specific conditions of SFAS No. 133 to be considered a highly effective fair value hedge of a portion of the Company's long term debt. Accordingly, gains and losses arising from the swap are completely offset against gains or losses of the underlying debt obligation. The fair value loss on the interest rate swap was $.5 million at March 30, 2003 based on quoted market prices. The swap matures in December 2005.

                         SYSTEMWIDE RESTAURANTS BY TYPE
                         ------------------------------

The number of systemwide restaurants open as of March 30, 2003 and March 31, 2002 by type was as follows:


                                           AS OF                       AS OF                      INCREASE/(DECREASE)
                                      MARCH 30, 2003               MARCH 31, 2002                  FROM PRIOR YEAR
                               ------------------------------------------------------------------------------------------------
Wendy's
-------
   Company                                 1,334                       1,236                              98
   Franchise                               4,928                       4,828                             100
                               ------------------------------------------------------------------------------------------------
Total Wendy's                              6,262                       6,064                             198
                               ================================================================================================
Tim Hortons
-----------
   Company                                    69                          84                             (15)
   Franchise                               2,304                       2,101                             203
                               ------------------------------------------------------------------------------------------------
Total Tim Hortons                          2,373                       2,185                             188
                               ================================================================================================
Baja Fresh*
-----------
   Company                                   102                          72                              30
   Franchise                                 124                          86                              38
                               ------------------------------------------------------------------------------------------------
Total Baja Fresh                             226                         158                              68
                               ================================================================================================

Total System                               8,861                       8,407                             454
                               ================================================================================================

* Baja Fresh was acquired by the Company on June 19, 2002. Information prior to that date is included for informational purposes only.


                    SYSTEMWIDE RESTAURANTS BY GEOGRAPHIC AREA
                    -----------------------------------------

The number of systemwide restaurants open as of March 30, 2003 and March 31, 2002 by geographic area was as follows:

                                           AS OF                       AS OF                      INCREASE/(DECREASE)
                                      MARCH 30, 2003               MARCH 31, 2002                  FROM PRIOR YEAR
                               ------------------------------------------------------------------------------------------------
Wendy's
-------
   Domestic                                5,564                       5,345                             219
   Canada                                    355                         339                              16
   Other International                       343                         380                             (37)
                               ------------------------------------------------------------------------------------------------
Total Wendy's                              6,262                       6,064                             198
                               ================================================================================================
Tim Hortons
-----------
   U.S.                                      160                         143                              17
   Canada                                  2,213                       2,042                             171
                               ------------------------------------------------------------------------------------------------
Total Tim Hortons                          2,373                       2,185                             188
                               ================================================================================================
Baja Fresh*
----------
   Domestic                                  226                         158                              68
                               ================================================================================================

Total System                               8,861                       8,407                             454
                               ================================================================================================

* Baja Fresh was acquired by the Company on June 19, 2002. Information prior to that date is included for informational purposes only.

                      RECENTLY ISSUED ACCOUNTING STANDARDS
                      ------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets. The Company adopted this Statement in first quarter 2003 and its provisions did not have a significant impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4, are effective for fiscal years beginning after May 15, 2002. The Company adopted these provisions in the first quarter 2003. The remaining provisions of this Statement were adopted by the Company for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 has not resulted in a significant impact to the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with the exit and disposal activities, including restructuring activities, that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement also addresses accounting and reporting standards for costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 in first quarter 2003. Such adoption did not result in a significant impact to the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting of Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified prospective method and Retroactive restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company will continue to follow the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships initiated after June 30, 2003. The guidance outlined in this Statement is to be applied prospectively. The Company is in the process of evaluating the impact of this Statement on its financial statements and will adopt the provisions in the third quarter of 2003.

FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of SFAS 5, 57 and 107 and rescission of FIN No. 34" was issued in November 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in the issuing of the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 in fourth quarter 2002 and the recognition provisions in first quarter 2003. Such adoption did not result in a significant impact to the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of "Accounting Research Bulletin" ("ARB") No. 51". This Interpretation clarifies the application of the majority voting interest requirement of ARB No. 51, "Consolidated Financial Statements", to certain types of variable interest entities that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise hold a variable interest that is acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company utilizes various advertising funds ("Funds") to administer its advertising programs. These Funds collect money from franchise and company operated restaurants to be used for mutually beneficial marketing programs. The Company is in the process of evaluating the impact of this Interpretation on its financial statements, including the classification of these Funds under FIN No.
46. The Company adopted the disclosure provisions of this Interpretation in the fourth quarter of 2002 and will adopt the remaining provisions in the third quarter of 2003. If it were determined that the consolidation of these Funds would be required under FIN No. 46, the Company does not expect this to have a material impact to annual consolidated net income.

In November 2002, the EITF released EITF No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor". EITF No. 02-16 provides guidance on the recognition of cash consideration received by a customer from a vendor. EITF No. 02-16 is effective for transactions entered into or modified after December 31, 2002. The Company adopted the provisions of EITF No. 02-16 in first quarter 2003. Such adoption did not result in a significant impact to the Company's financial statements.

                              SAFE HARBOR STATEMENT
                              ---------------------

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing heavy price discounting; changes in economic conditions; changes in consumer perceptions of food safety; harsh weather, particularly in the first and fourth quarters; changes in consumer tastes; labor and benefit costs; legal claims; risks inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully complete transactions designed to improve its return on investment; and other factors set forth in Exhibit 99(a) attached hereto.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  This information is incorporated by reference from the section titled "Market Risk" on page 20 of this Form 10-Q.

Item 4.  Controls and Procedures

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

                           PART II: OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)  Index to Exhibits on Page 29.

(b) The Company filed three reports on Form 8-K for the quarter ended March 30, 2003. The first report on Form 8-K was filed January 9, 2003 as the Company issued a press release announcing sales results for 2002, the fourth quarter and December 2002. A copy of the press release was attached to the filing.

     The second report on Form 8-K was filed January 31, 2003 as the Company issued a press release announcing its fourth quarter and full year 2002 results. A copy of the press release was attached to the filing.

     The third report on Form 8-K was filed February 3, 2003 as the Company issued a press release announcing its financial goals for 2003. A copy of the press release was attached to the filing.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WENDY'S INTERNATIONAL, INC.
                                       ---------------------------
                                               (Registrant)


Date:   MAY 13, 2003                   /s/ Kerrii B. Anderson
       -------------                   -----------------------------
                                       Kerrii B. Anderson
                                       Executive Vice President and
                                       Chief Financial Officer

                                 CERTIFICATIONS

I, John T. Schuessler, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Wendy's International, Inc.;

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003
                                       /s/ John T. Schuessler
                                       ----------------------------------------
                                       Name: John T. Schuessler
                                       Title:  Chief Executive Officer

                                 CERTIFICATIONS

I, Kerrii B. Anderson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Wendy's International, Inc.;

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003
                                       /s/ Kerrii B. Anderson
                                       ----------------------------------------
                                       Name: Kerrii B. Anderson
                                       Title:  Chief Financial Officer

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS


        Exhibit
         Number                     Description                        Page No.
         ------                     -----------                        --------

         99(a)                   Safe Harbor Under                     30 - 31
                               the Private Securities
                            Litigation Reform Act of 1995


         99(b)                    Certification of                        32
                              Chief Executive Officer


         99(c)                    Certification of                        33
                              Chief Financial Officer



   The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instrument do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.