Form 10-Q
period 2003-06-29
WENDYS INTERNATIONAL INC
filed 2003-08-12
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 29, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from             to
                               -----------     ------------

Commission File Number 1-8116

                           WENDY'S INTERNATIONAL, INC.
      --------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

       Ohio                                                 31-0785108
---------------------------                            ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio     43017-0256
----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

(Registrant's telephone number, including area code)   614-764-3100
                                                       -----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No        .
    ------      ------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   X     No        .
    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                             Outstanding at August 3, 2003
--------------------------------------------         -----------------------------
Common shares, $.10 stated value                          113,469,000 shares
Exhibit index on page 31.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                Pages
                                                                                                -----
PART I:  Financial Information

         Item 1. Financial Statements:

                 Consolidated Condensed Statements of Income for the quarters and
                 year-to-date periods ended June 29, 2003 and June 30, 2002 ..............     3 - 4

                 Consolidated Condensed Balance Sheets as of June 29, 2003
                 and December 29, 2002 ...................................................     5 - 6

                 Consolidated Condensed Statements of Cash Flows for the
                 year-to-date periods ended June 29, 2003 and June 30, 2002 ..............         7

                 Notes to the Consolidated Condensed Financial Statements ................    8 - 15

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ...........................   16 - 28

         Item 3. Quantitative and Qualitative Disclosures about Market Risk ..............        28

         Item 4. Controls and Procedures .................................................        28

PART II:  Other Information

          Item 4. Submission of Matters to a Vote of Security Holders ....................        29

          Item 6. Exhibits and Reports on Form 8-K .......................................        29

          Signature ......................................................................        30

          Index to Exhibits ..............................................................        31

          Exhibit 10 .....................................................................   32 - 41

          Exhibit 31(a) ..................................................................        42

          Exhibit 31(b) ..................................................................        43

          Exhibit 32(a) ..................................................................        44

          Exhibit 32(b) ..................................................................        45

          Exhibit 99 .....................................................................   46 - 47

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                          (In thousands, except per share data)
                                             QUARTER ENDED    QUARTER ENDED
                                             JUNE 29, 2003    JUNE 30, 2002
                                             -------------    -------------
REVENUES
    Retail sales                                $ 639,017       $ 548,834
    Franchise revenues                            146,968         135,213
                                                ---------       ---------
                                                  785,985         684,047
                                                ---------       ---------
COSTS AND EXPENSES
    Cost of sales                                 411,337         342,427
    Company restaurant operating costs            132,170         113,471
    Operating costs                                29,143          26,760
    General and administrative expenses            63,245          58,832
    Depreciation of property and equipment         40,721          35,177
    Other income                                   (1,480)            (39)
    Interest expense                               11,167           8,113
    Interest income                                  (848)         (1,445)
                                                ---------       ---------
                                                  685,455         583,296
                                                ---------       ---------

INCOME BEFORE INCOME TAXES                        100,530         100,751
INCOME TAXES                                       39,415          37,026
                                                ---------       ---------
NET INCOME                                      $  61,115       $  63,725
                                                =========       =========


BASIC EARNINGS PER COMMON SHARE                 $     .54       $     .58
                                                =========       =========

DILUTED EARNINGS PER COMMON SHARE               $     .53       $     .54
                                                =========       =========

DIVIDENDS PER COMMON SHARE                      $     .06       $     .06
                                                =========       =========

BASIC SHARES                                      113,465         110,551
                                                =========       =========

DILUTED SHARES                                    114,337         117,155
                                                =========       =========


         The accompanying Notes are an integral part of the Consolidated
                        Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                              (In thousands, except per share data)
                                             YEAR-TO-DATE ENDED   YEAR-TO-DATE ENDED
                                               JUNE 29, 2003        JUNE 30, 2002
                                               -------------        -------------
REVENUES
    Retail sales                                $ 1,198,888          $ 1,041,921
    Franchise revenues                              281,121              254,522
                                                -----------          -----------
                                                  1,480,009            1,296,443
                                                -----------          -----------
COSTS AND EXPENSES
    Cost of sales                                   774,673              656,703
    Company restaurant operating costs              253,458              220,098
    Operating costs                                  59,829               51,916
    General and administrative expenses             128,022              115,082
    Depreciation of property and equipment           78,802               67,919
    Other income                                     (4,685)                (641)
    Interest expense                                 22,695               18,786
    Interest income                                  (1,899)              (2,851)
                                                -----------          -----------
                                                  1,310,895            1,127,012
                                                -----------          -----------

INCOME BEFORE INCOME TAXES                          169,114              169,431
INCOME TAXES                                         64,106               62,266
                                                -----------          -----------
NET INCOME                                      $   105,008          $   107,165
                                                ===========          ===========

BASIC EARNINGS PER COMMON SHARE                 $       .92          $       .99
                                                ===========          ===========

DILUTED EARNINGS PER COMMON SHARE               $       .92          $       .93
                                                ===========          ===========

DIVIDENDS PER COMMON SHARE                      $       .12          $       .12
                                                ===========          ===========

BASIC SHARES                                        113,937              108,345
                                                ===========          ===========

DILUTED SHARES                                      114,680              116,282
                                                ===========          ===========


    The accompanying Notes are an integral part of the Consolidated Condensed
                             Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                      (Dollars in thousands)
                                  JUNE 29, 2003   DECEMBER 29, 2002
                                  -------------   -----------------
                                  (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents      $   148,605       $   171,944
    Accounts receivable, net            96,458            86,416
    Notes receivable, net               10,915            11,204
    Deferred income taxes               10,854            13,822
    Inventories and other               49,812            47,433
                                   -----------       -----------
                                       316,644           330,819
                                   -----------       -----------

PROPERTY AND EQUIPMENT               2,775,457         2,594,571
    Accumulated depreciation          (827,120)         (743,305)
                                   -----------       -----------
                                     1,948,337         1,851,266
                                   -----------       -----------

NOTES RECEIVABLE, NET                   19,429            20,548
GOODWILL, NET                          279,503           272,325
DEFERRED INCOME TAXES                   63,505            48,966
INTANGIBLE ASSETS, NET                  47,066            47,393
OTHER ASSETS                           110,329            96,044
                                   -----------       -----------
                                   $ 2,784,813       $ 2,667,361
                                   ===========       ===========

         The accompanying Notes are an integral part of the Consolidated
                         Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         (Dollars in thousands)
                                                     JUNE 29, 2003   DECEMBER 29, 2002
                                                     -------------   -----------------
                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                  $    91,017       $   134,208
    Accrued expenses:
      Salaries and wages                                   36,987            44,932
      Taxes                                                78,880            77,956
      Insurance                                            42,502            42,898
      Other                                                60,416            55,308
    Current portion of long-term obligations                5,045             4,773
                                                      -----------       -----------
                                                          314,847           360,075
                                                      -----------       -----------
LONG-TERM OBLIGATIONS
    Term debt                                             626,112           627,053
    Capital leases                                         63,353            54,626
                                                      -----------       -----------
                                                          689,465           681,679
                                                      -----------       -----------

DEFERRED INCOME TAXES                                     116,687           108,906
OTHER LONG-TERM LIABILITIES                                84,342            68,096

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, Authorized:  250,000 shares
    Common stock, $.10 stated value per share,
      Authorized:  200,000,000 shares,
      Issued and Exchangeable:
      115,068,000 and 114,692,000 shares,
       respectively                                        11,507            10,895
    Capital in excess of stated value                       8,372                --
    Retained earnings                                   1,586,130         1,498,607
    Accumulated other comprehensive
      income (expense)                                     15,084           (60,897)
                                                      -----------       -----------
                                                        1,621,093         1,448,605
    Treasury stock, at cost:
      1,597,000 shares at June 29, 2003                   (41,621)               --
                                                      -----------       -----------
                                                        1,579,472         1,448,605
                                                      -----------       -----------
                                                      $ 2,784,813       $ 2,667,361
                                                      ===========       ===========

         The accompanying Notes are an integral part of the Consolidated
                        Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      (In thousands)
                                                 YEAR-TO-DATE    YEAR-TO-DATE
                                                    ENDED           ENDED
                                                 JUNE 29, 2003   JUNE 30, 2002
                                                 -------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $ 152,663       $ 198,124
                                                   ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from property dispositions               10,197           7,407
    Capital expenditures                            (124,358)       (146,997)
    Acquisition of Baja Fresh                             --        (287,542)
    Acquisition of franchises                         (9,600)           (746)
    Principal payments on notes receivable             6,348          11,039
    Investment in joint venture and other             (6,215)        (22,054)
    Other investing activities                        (2,281)         (1,266)
                                                   ---------       ---------
        Net cash used in investing activities       (125,909)       (440,159)
                                                   ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of senior notes,
      net of issuance costs                               --         224,345
    Proceeds from employee stock
      options exercised                                7,487          61,506
    Repurchase of common stock                       (41,621)             --
    Principal payments on
      long-term obligations                           (2,271)         (2,174)
    Dividends paid on common and
      exchangeable shares                            (13,688)        (13,216)
                                                   ---------       ---------
        Net cash provided by (used in)
          financing activities                       (50,093)        270,461
                                                   ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        (23,339)         28,426

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                171,944         111,121
                                                   ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 148,605       $ 139,547
                                                   =========       =========
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
    Interest paid                                  $  22,538       $  18,604
    Income taxes paid                                 79,111          37,887
    Capitalized lease obligations incurred             5,448           3,173
NON-CASH INVESTING AND FINANCING ACTIVITIES
    $2.50 Term Convertible Securities,
      Series A, converted and redeemed                    --       $ 200,000

         The accompanying Notes are an integral part of the Consolidated
                         Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy's International, Inc. and Subsidiaries (the "Company") as of June 29, 2003 and December 29, 2002, and the condensed results of operations and comprehensive income (see Note 4) for the quarters and year-to-date periods ended June 29, 2003 and June 30, 2002 and cash flows for the year-to-date periods ended June 29, 2003 and June 30, 2002. All of these financial statements are unaudited with the exception of the December 29, 2002 balance sheet, which is derived from audited financial statements. The Notes to the audited Consolidated Financial Statements, which are contained in the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 22, 2003, should be read in conjunction with these Consolidated Condensed Financial Statements.

NOTE 2.  NET INCOME PER SHARE

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations include assumed conversions of stock options, net of shares assumed to be repurchased from the proceeds, and company-obligated mandatorily redeemable preferred securities converted in the second quarter of 2002, when outstanding and dilutive, and the elimination of after-tax related expenses. Options to purchase 4.7 million shares of common stock in the current quarter and 6.9 million shares year-to-date, and 2.7 million shares in the prior year quarter and year-to-date, were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they are antidilutive.

The computations of basic and diluted earnings per common share are shown below:

                                                                   QUARTER           QUARTER       YEAR-TO-DATE  YEAR-TO-DATE
                                                                     ENDED            ENDED            ENDED        ENDED
                                                                JUNE 29, 2003    JUNE 30, 2002    JUNE 29, 2003  JUNE 30, 2002
                                                                -------------    -------------    -------------  -------------
                                                                           (In thousands, except per share data)
Income for computation of basic earnings
  per common share                                                $ 61,115        $ 63,725          $105,008        $107,165
Interest savings (net of income taxes)
  on assumed conversions                                                --              --                --           1,395
                                                                  --------        --------          --------        --------
Income for computation of diluted earnings
  per common share                                                $ 61,115        $ 63,725          $105,008        $108,560
                                                                  ========        ========          ========        ========
Weighted average shares outstanding for computation of basic
  earnings per common share                                        113,465         110,551           113,937         108,345
Dilutive stock options                                                 872           2,199               743           1,948
Assumed conversions                                                     --           4,405                --           5,989
                                                                  --------        --------          --------        --------

Weighted average shares outstanding for computation of
  diluted earnings  per common share                               114,337         117,155           114,680         116,282
                                                                  ========        ========          ========        ========

Basic earnings per common share                                   $    .54        $    .58          $    .92        $    .99
                                                                  ========        ========          ========        ========
Diluted earnings per common share                                 $    .53        $    .54          $    .92        $    .93
                                                                  ========        ========          ========        ========

NOTE 3.  STOCK OPTIONS

The Company has various stock option plans that provide options for certain employees and outside directors to purchase common shares of the Company. The Company uses the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees".

The pro forma disclosures below are provided as if the Company had adopted the cost recognition requirements under Statement of Financial Accounting Standards ("SFAS") No. 123 - "Accounting for Stock-Based Compensation", as amended by SFAS No. 148.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company's stock options.

In calculating the fair value of options issued under the WeShare Plan, the Company has used the following assumptions for second quarter 2003 and 2002, respectively: (1) dividend yield of .8%, (2) expected volatility of 30% and 32%,
(3) risk-free interest rate of 2.1% and 3.8% and (4) expected lives of 2.7 years. The per share weighted average fair value of options granted under the WeShare Plan during second quarter 2003 and 2002 was $5.10 and $8.93, respectively.

In calculating the fair value of options issued under the 1990 Plan for key employees and outside directors, the Company has used the following assumptions for second quarter 2003 and 2002, respectively: (1) dividend yield of .8%, (2) expected volatility of 34% and 33%, (3) risk-free interest rate of 3.0% and 4.7% and (4) expected lives of 4.9 years. The per share weighted average fair value of options granted during second quarter 2003 and 2002 was $8.88 and $12.93, respectively. The Company used the following assumptions for first quarter 2003 and 2002, respectively: (1) dividend yield of .8%, (2) expected volatility of 34% and 33%, (3) risk-free interest rate of 3.0% and 4.6% and (4) expected lives of 4.9 years. The per share weighted average fair value of options granted under the 1990 Plan during first quarter 2003 and 2002 was $8.50 and $10.75, respectively.

Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123, the Company would have recorded net income and earnings per share as follows:

                                                                 QUARTER             QUARTER         YEAR-TO-DATE     YEAR-TO-DATE
                                                                  ENDED               ENDED              ENDED          ENDED
                                                              JUNE 29, 2003       JUNE 30, 2002      JUNE 29, 2003   JUNE 30, 2002
                                                              -------------       -------------      -------------   -------------
(In millions, except per share data)
Net income                                                       $  61.1           $  63.7           $ 105.0           $ 107.2
Add: Stock compensation cost recorded under APB
    Opinion No. 25, net of tax                                        --                --                .3                --
Deduct:  Stock compensation cost calculated under SFAS
    No. 123, net of tax                                             (3.5)             (2.9)             (6.3)             (5.1)
                                                                 -------           -------           -------           -------
Pro forma net income                                             $  57.6           $  60.8           $  99.0           $ 102.1
                                                                 =======           =======           =======           =======
Earnings per share:
    Basic as reported                                            $   .54           $   .58           $   .92           $   .99
    Basic pro forma                                              $   .51           $   .55           $   .87           $   .94


    Diluted as reported                                          $   .53           $   .54           $   .92           $   .93
    Diluted pro forma                                            $   .51           $   .52           $   .87           $   .90


The impact of applying SFAS No. 123 in this proforma disclosure is not indicative of future results.

NOTE 4.  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income and total comprehensive income are shown below:

                                                   QUARTER          QUARTER        YEAR-TO-DATE     YEAR-TO-DATE
                                                    ENDED            ENDED            ENDED             ENDED
                                                JUNE 29, 2003    JUNE 30, 2002    JUNE 29, 2003     JUNE 30, 2002
                                                -------------    -------------    -------------     --------------
                                                                           (In thousands)
Net income                                        $ 61,115          $63,725          $105,008          $107,165
Other comprehensive income:
       Translation adjustments and other            48,048           21,665            75,981            20,132
                                                  --------          -------          --------          --------
Total comprehensive income                        $109,163          $85,390          $180,989          $127,297
                                                  ========          =======          ========          ========

Other comprehensive income for each period primarily reflects a strengthening Canadian dollar.

NOTE 5.  SEGMENT REPORTING

The Company operates exclusively in the food-service industry and has determined its reportable segments based on the Company's methods of internal reporting and management structure. The Company's reportable segments are Wendy's, Tim Hortons and Baja Fresh. There were no material amounts of revenues or transfers among reportable segments for the quarters and year-to-date periods ended June 29, 2003 and June 30, 2002. The following table presents information about reportable segments (in thousands):

                                           QUARTER ENDED                                        YEAR-TO-DATE ENDED
                            --------------------------------------------       ---------------------------------------------------
                             June 29,     % of         June 30,    % of          June 29,        % of         June 30,        % of
                              2003        Total         2002       Total          2003          Total          2002          Total
                            --------      -----       --------     -----       ----------       -----       ----------       -----
REVENUES
    Wendy's                 $549,152       69.9%      $524,962      76.7%      $1,036,139        70.0%      $  994,674        76.7%
    Tim Hortons              198,279       25.2%       159,085      23.3%         371,120        25.1%         301,769        23.3%
    Baja Fresh*               38,554        4.9%            --        --           72,750         4.9%              --          --
                            --------      -----       --------     -----       ----------       -----       ----------       -----
                            $785,985      100.0%      $684,047     100.0%      $1,480,009       100.0%      $1,296,443       100.0%
                            ========      =====       ========     =====       ==========       =====       ==========       =====

INCOME BEFORE INTEREST
AND INCOME TAXES
    Wendy's                 $ 70,773       57.8%      $ 77,942      66.2%      $  119,534        56.8%      $  132,923        65.1%
    Tim Hortons               50,171       41.0%        39,879      33.8%          88,995        42.3%          71,375        34.9%
    Baja Fresh*                1,532        1.2%            --        --            1,974          .9%              --          --
                            --------      -----       --------     -----       ----------       -----       ----------       -----
                            $122,476      100.0%      $117,821     100.0%      $  210,503       100.0%      $  204,298       100.0%
                            ========      =====       ========     =====       ==========       =====       ==========       =====

CAPITAL EXPENDITURES
    Wendy's                 $ 41,010       73.8%      $ 61,102      82.5%      $   82,235        66.1%      $  114,422        77.8%
    Tim Hortons               10,591       19.1%        12,917      17.5%          32,432        26.1%          32,575        22.2%
    Baja Fresh*                3,921        7.1%            --        --            9,691         7.8%              --          --
                            --------      -----       --------     -----       ----------       -----       ----------       -----
                            $ 55,522      100.0%      $ 74,019     100.0%      $  124,358       100.0%      $  146,997       100.0%
                            ========      =====       ========     =====       ==========       =====       ==========       =====

* The results of Baja Fresh's operations for the period June 19, 2002 through June 30, 2002 totaled $178,000 and were included in other income.

A reconciliation of reportable segment income before interest and income taxes to consolidated interest and income before income taxes follows:

                                                                   (In thousands)
                                           -------------------------------------------------------------
                                              QUARTER         QUARTER       YEAR-TO-DATE   YEAR-TO-DATE
                                               ENDED           ENDED           ENDED          ENDED
                                           JUNE 29, 2003   JUNE 30, 2002   JUNE 29, 2003   JUNE 30, 2002
                                           -------------   -------------   -------------   -------------
Income before interest and income taxes      $ 122,476       $ 117,821       $ 210,503       $ 204,298
Corporate charges (1)                          (21,946)        (17,070)        (41,389)        (34,867)
                                             ---------       ---------       ---------       ---------
Consolidated income before income taxes      $ 100,530       $ 100,751       $ 169,114       $ 169,431
                                             =========       =========       =========       =========

(1) Corporate charges include certain overhead costs and interest income and expense. In the fourth quarter of 2002, the Company revised the allocation of costs between the Wendy's segment and corporate charges as a result of a change in its methods of internal reporting and management structure. The prior year quarter and year-to-date amounts have been reclassified to conform with the current year presentation.

NOTE 6.  INTANGIBLE ASSETS

The table below presents amortizable and unamortizable intangible assets as of June 29, 2003 and December 29, 2002 (in thousands):

                                                JUNE 29, 2003                            DECEMBER 29, 2002
                                     -------------------------------------     -------------------------------------
                                       GROSS                        NET         GROSS                          NET
                                     CARRYING     ACCUMULATED     CARRYING     CARRYING     ACCUMULATED     CARRYING
                                      AMOUNT     AMORTIZATION      AMOUNT       AMOUNT     AMORTIZATION      AMOUNT
                                     --------    ------------     --------     --------    ------------     --------
Amortizable intangible assets:
   Patents and trademarks             $43,353      $ (3,786)      $ 39,567      $42,197      $ (2,732)      $ 39,465
   Purchase options                     7,500        (4,305)         3,195        7,500        (3,966)         3,534
   Other                                5,498        (1,194)         4,304        5,190          (796)         4,394
                                                                  --------                                  --------
                                                                  $ 47,066                                  $ 47,393
                                                                  ========                                  ========
Unamortizable intangible assets:
   Goodwill                                                       $279,503                                  $272,325
                                                                  ========                                  ========

Total intangibles amortization expense was $861,000 and $1.7 million for the quarter and year-to-date ended June 29, 2003, respectively, and $507,000 and $1.0 million for the quarter and year-to-date ended June 30, 2002, respectively. The estimated annual intangibles amortization expense for each year through 2007 is $3.3 million. The $7.2 million increase in goodwill from December 29, 2002 primarily reflects the Company's preliminary goodwill allocation related to its acquisition of five Baja Fresh franchise stores in second quarter 2003 and eight Wendy's Canada franchise stores in first quarter of 2003. Goodwill is assigned to the Company's reportable segments as follows (in thousands):

                         June 29, 2003   December 29, 2002
                         -------------   -----------------
GOODWILL, NET
Wendy's                    $ 44,127           $ 42,897
Tim Hortons                     454                538
Baja Fresh                  234,922            228,890
                           --------           --------
                           $279,503           $272,325
                           ========           ========

Under SFAS No. 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually (or in interim periods if events indicate possible impairment). The Company tested for goodwill impairment as of year-end 2002, and no impairment was indicated.

NOTE 7.  ACQUISITIONS AND INVESTMENTS

In 2001, the Company formed a joint venture between Tim Hortons ("Hortons") and IAWS Group/Cuisine de France ("IAWS") to build a par-baked goods manufacturing facility in Canada. The joint venture is owned and jointly controlled on a fifty-fifty basis by Hortons and IAWS. The Company has committed to invest approximately $49.6 million in this joint venture, of which $35.7 million was invested through December 29, 2002, and an additional $6.2 million has been invested year-to-date in 2003.

On June 19, 2002, the Company completed its acquisition of Fresh Enterprises, Inc. ("Baja Fresh"), the owner and operator of the Baja Fresh Mexican Grill restaurant chain, pursuant to a Merger Agreement dated May 30, 2002. The results of Baja Fresh's operations have been included in the Company's Consolidated Financial Statements since June 19, 2002.

If the acquisition had been completed as of the beginning of each of the periods indicated below, pro forma revenues, net income and basic and diluted earnings per common share would have been as follows (in thousands, except per share amounts):

                                   QUARTER        YEAR-TO-DATE
                                    ENDED            ENDED
                                JUNE 30, 2002    JUNE 30, 2002
                                -------------    -------------
Total revenues                  $     710,964    $   1,346,117
Net income                      $      60,400    $     101,869
Earnings per common share:
    Basic                       $         .55    $         .94
    Diluted                     $         .51    $         .89

The above selected unaudited pro forma information for the quarter and year-to-date ended June 30, 2002 includes interest expense on the Company's $225 million of 6.20% senior notes that were issued in conjunction with the acquisition of Baja Fresh. In addition, both the quarter and year-to-date periods exclude expenses incurred by Baja Fresh in conjunction with its previously planned public offering.

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

                                                                  BALANCE AT
                                                                JUNE 29, 2003
                                                                -------------
(In thousands):
 Franchisee and other lease and loan guarantees:
    Wendy's                                                       $116,594
    Tim Hortons                                                      8,502
    Baja Fresh                                                       4,276
                                                                  --------
       Total                                                      $129,372
                                                                  ========
 Contingently liable rent on leases:
    Wendy's                                                       $ 22,648
                                                                  ========
 Letters of credit:
    Wendy's                                                        $ 6,470
    Tim Hortons                                                      2,905
    Baja Fresh                                                         600
                                                                  --------
                                                                   $ 9,975
                                                                  ========
 Total guarantees and indemnifications                            $161,995
                                                                  ========

In addition to the above guarantees, the Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties under specified circumstances, such as lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial and other services), software licensors, marketing and advertising firms, securities underwriters and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company. Effective January 1, 2003 the Company adopted Financial Accounting Standards Board Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees of Indebtedness of Others". In accordance with FIN No. 45 and based on available information, the Company has accrued $.2 million for guarantees and indemnities entered into between January 1, 2003 and June 29, 2003.

NOTE 9.  DEBT

In the first quarter of 2003 the Company took two steps to increase its financial flexibility to respond to potential opportunities and longer term cash requirements.

On January 30, 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which increased its capacity to issue securities to $500 million. As of June 29, 2003, no securities under the Company's shelf registration statement have been issued.

In the first quarter of 2003, the Company also entered into a new $200 million revolving credit facility that replaced the six revolving credit facilities totaling $200 million that were previously in place. The new revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio and limits on the amount of assets that can be sold and liens that can be placed on the Company's assets. At June 29, 2003, the Company was in compliance with its covenants under the revolving credit facility and no amounts under the revolving credit facility were outstanding. The Company does not have significant term debt maturities until 2005.

NOTE 10.  POTENTIAL ACQUISITION OF FRANCHISE STORES

On August 5, 2003, the Company announced plans to acquire 69 franchise-owned and operated Wendy's restaurants in Orlando and Tampa. The transaction is expected to cost between $82 million and $87 million, and close in the second half of 2003. The Company plans to pay for the assets with a combination of cash and short-term financing.

NOTE 11.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets. The Company adopted this Statement in first quarter 2003 and its provisions did not have a significant impact on the Company's financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: prospective method, modified prospective method and retroactive restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company will continue to follow the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships initiated after June 30, 2003. The guidance outlined in this Statement is to be applied prospectively. The Company will adopt this Statement in the third quarter of 2003, however, it does not expect this Statement to have a significant impact on its financial statements.

FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of SFAS 5, 57 and 107 and rescission of FIN No. 34" was issued in November 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in the issuing of the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods after December 15, 2002. The Company adopted the disclosure requirements of FIN No. 45 in fourth quarter 2002 and the recognition provisions in first quarter 2003. Such adoption did not result in a significant impact to the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of "Accounting Research Bulletin" ("ARB") No. 51". This Interpretation clarifies the application of the majority voting interest requirement of ARB No. 51, "Consolidated Financial Statements", to certain types of variable interest entities that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company utilizes various advertising funds ("Funds") to administer its advertising programs. These Funds collect money from franchise and company operated restaurants to be used for mutually beneficial marketing programs. The Company is in the process of evaluating the impact of this Interpretation on its financial statements, including the classification of these Funds under FIN No.
46. The Company adopted the disclosure provisions of this Interpretation in the fourth quarter of 2002 and will adopt the remaining provisions in the third quarter of 2003. If it is determined that the consolidation of these Funds would be required under FIN No. 46, the Company does not expect this to have a material impact to its annual consolidated net income.

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

In July 2003, the EITF released EITF No. 03-03, "Applicability of Topic No. D-79 to Claims-Made Insurance Policies". This EITF clarifies that a claims-made insurance policy that provides coverage for specific known claims prior to the policy period contains a retroactive provision that should be accounted for accordingly; either separately, if practicable, or, if not practicable, the claims-made insurance policy should be accounted for entirely as a retroactive contract. The Company does not expect this Statement to have a significant impact on its financial statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The Company's net income decreased 4.1% to $61.1 million in the current quarter, and 2.0% to $105.0 million year-to-date. Diluted earnings per share ("EPS") was $.53 and $.92 in the current year quarter and year-to-date, versus $.54 and $.93 respectively in the prior year. Various state tax law changes resulted in an increase in the Company's effective tax rate, which decreased EPS $.03 for second quarter 2003. The overall impact of Baja Fresh, including earnings less interest expense on the senior notes issued in conjunction with the acquisition, was approximately $.015 EPS in the quarter and $.035 EPS year-to-date. The Canadian dollar has strengthened throughout 2003 and EPS has benefited approximately $.045 in the quarter and $.065 year-to-date.

Same-store sales increased for Tim Hortons restaurants in the quarter and year-to-date, both in the U.S. and Canada. Same-store sales decreased for Wendy's and Baja Fresh restaurants during the quarter and year-to-date.


REVENUES                                                                            INCREASE FROM
                                         QUARTER ENDED                               PRIOR YEAR
                      ----------------------------------------------------      ------------------------
(In thousands):                          %                           %
                      June 29, 2003    Total     June 30, 2002     Total         Dollars      Percentage
                      -------------   --------   -------------    --------      --------      ----------
Retail sales
   Wendy's              $476,049       74.5  %      $452,141       82.4  %      $ 23,908        5.3  %
   Tim Hortons           126,637       19.8  %        96,693       17.6  %        29,944       31.0  %
   Baja Fresh             36,331        5.7  %            --         --           36,331         --
                        --------      --------      --------      --------      --------
                        $639,017      100.0  %      $548,834      100.0  %      $ 90,183       16.4  %
                        ========      ========      ========      ========      ========

Franchise revenues
   Wendy's              $ 73,103       49.7  %      $ 72,821       53.9  %      $    282         .4  %
   Tim Hortons            71,642       48.8  %        62,392       46.1  %         9,250       14.8  %
   Baja Fresh              2,223        1.5  %            --         --            2,223         --
                        --------      --------      --------      --------      --------
                        $146,968      100.0  %      $135,213      100.0  %      $ 11,755        8.7  %
                        ========      ========      ========      ========      ========
Total revenues
   Wendy's              $549,152       69.9  %      $524,962       76.7  %      $ 24,190        4.6  %
   Tim Hortons           198,279       25.2  %       159,085       23.3  %        39,194       24.6  %
   Baja Fresh             38,554        4.9  %            --         --           38,554         --
                        --------      --------      --------      --------      --------
                        $785,985      100.0  %      $684,047      100.0  %      $101,938       14.9  %
                        ========      ========      ========      ========      ========

REVENUES

                                                                                      INCREASE FROM
                                         YEAR-TO-DATE                                  PRIOR YEAR
                      -------------------------------------------------------    -------------------------
(In thousands):                           %                             %
                      June 29, 2003     Total       June 30, 2002     Total         Dollars     Percentage
                      -------------     -----       -------------     -----         --------    ----------
Retail sales
   Wendy's              $  897,346       74.9%        $  857,599       82.3%        $ 39,747        4.6%
   Tim Hortons             233,072       19.4%           184,322       17.7%          48,750       26.4%
   Baja Fresh               68,470        5.7%                --         --           68,470        --
                        ----------      -----         ----------      -----         --------
                        $1,198,888      100.0%        $1,041,921      100.0%        $156,967       15.1%
                        ==========      =====         ==========      =====         ========

Franchise revenues
   Wendy's              $  138,793       49.4%        $  137,075       53.9%        $  1,718        1.3%
   Tim Hortons             138,048       49.1%           117,447       46.1%          20,601       17.5%
   Baja Fresh                4,280        1.5%                --         --            4,280        --
                        ----------      -----         ----------      -----         --------
                        $  281,121      100.0%        $  254,522      100.0%        $ 26,599       10.5%
                        ==========      =====         ==========      =====         ========

Total revenues
   Wendy's              $1,036,139       70.0%        $  994,674       76.7%        $ 41,465        4.2%
   Tim Hortons             371,120       25.1%           301,769       23.3%          69,351       23.0%
   Baja Fresh               72,750        4.9%                --         --           72,750        --
                        ----------      -----         ----------      -----         --------
                        $1,480,009      100.0%        $1,296,443      100.0%        $183,566       14.2%
                        ==========      =====         ==========      =====         ========

WENDY'S

RETAIL SALES

Total Wendy's retail sales for the second quarter increased $23.9 million, or 5.3%, to $476.0 million and $39.7 million, or 4.6%, to $897.3 million year-to-date. Of this total, domestic Wendy's retail sales increased $15.8 million, or 3.9%, to $421.6 million in the quarter and $29.0 million, or 3.8%, to $801.5 million year-to-date. For domestic company operated Wendy's restaurants, the average number of restaurants increased by 84 in the quarter and 85 year-to-date. Average sales decreased 3.4% to $352,892 per restaurant in the quarter and 3.7% to $672,666 year-to-date. Average same-store sales in Wendy's domestic company restaurants decreased 2.3% in the quarter and 2.7% year-to-date. The domestic company operated Wendy's restaurant sales declines resulted from average number of transaction decreases of 1.3% in the quarter and 2.1% year-to-date, and average check decreases of 1.1% in the quarter and .6% year-to-date. Domestic selling prices increased .5% in both the quarter and year-to-date.

Canadian Wendy's retail sales increased $8.3 million, or 25.2%, in the second quarter and $10.9 million, or 18.4%, year-to-date. Approximately 41% and 44% of the increase is due to strengthening of the Canadian dollar in the quarter and year-to-date, respectively. Also, at quarter-end, the Company operated 143 Canadian Wendy's restaurants versus 126 in 2002. Canadian Wendy's same-store average sales for company operated restaurants, in local currency, increased 2.1% in the second quarter and 1.0% year-to-date. Outside of North America, the Company only operates two stores.

FRANCHISE REVENUES

Total Wendy's franchise revenues increased $.3 million, or .4%, to $73.1 million in the quarter and $1.7 million, or 1.3%, to $138.8 million year-to-date. Royalties increased $.8 million, or 1.3%, to $61.3 million in the quarter and $1.6 million, or 1.4%, to $115.9 million year-to-date. While the average number of domestic Wendy's franchise restaurants increased by 136 in the quarter and 134 year-to-date for a total of 4,405, this growth was substantially offset by average net sales decreases at franchise domestic restaurants of 1.7% to $322,978 per restaurant in the quarter and 1.5% to $614,067 year-to-date.
Average same-store sales at franchise domestic restaurants decreased 2.0% for the quarter and 1.9% year-to-date. In local currency, Canadian Wendy's same-store franchise restaurant sales increased .4% in the quarter and decreased ..4% year-to-date, while other international same-store franchise sales increased 1.9% for the quarter and 1.3% year-to-date.

TIM HORTONS

The significant majority of Tim Hortons ("Hortons") operations are in Canada. The strengthening of the Canadian dollar in the current year versus 2002 increased amounts reported in U.S. dollars from Hortons on average by approximately 9.8% in the quarter and 7.5% year-to-date.

RETAIL SALES

Total Hortons retail sales increased $29.9 million, or 31.0%, to $126.6 million in the second quarter and $48.8 million, or 26.4%, to $233.1 million year-to-date. The strengthening of the Canadian dollar accounted for approximately $9 million of the increase in the quarter and $14 million year-to-date. The remaining increase reflected Canadian warehouse sales (sales of dry goods to franchisees) which increased $23.7 million, or 28.3%, in the quarter and $41.6 million, or 26.4%, year-to-date. This reflected a net increase of 154 Hortons' Canadian franchised restaurants serviced compared to June 30, 2002 and same-store sales growth in local currency of 4.0% for the quarter and year-to-date. Retail sales in the U.S. decreased $3.2 million to $4.4 million in the quarter, and $5.9 million to $10.1 million year-to-date, reflecting fewer company operated restaurants as Hortons continued the strategy of franchising company operated restaurants in the U.S.

FRANCHISE REVENUES

Total Hortons franchise revenues increased $9.3 million, or 14.8%, to $71.6 million in the second quarter and $20.6 million, or 17.5%, to $138.0 million year-to-date. The strengthening of the Canadian dollar accounted for approximately $6 million of the increase in the quarter and $9 million year-to-date. Of the remaining $3.3 million, or 5.0%, increase in the quarter and $11.6 million, or 10.0%, increase year-to-date, Canadian rental income from restaurants leased to franchisees increased $6.2 million, or 17.0%, in the quarter and $11.2 million, or 16.5%, year-to-date. The increase reflected the growth in the number and average sales of franchise stores (rent is generally charged as a percent of sales). Canadian royalties also increased $1.6 million, or 12.9%, in the quarter and $3.1 million, or 13.1%, year-to-date. This reflected same-store sales increases in local currency of 4.0% for the quarter and year-to-date, and a net increase of 154 franchise stores compared to June 30, 2002. Total Hortons franchise fees decreased $3.3 million, or 38.4%, for the quarter and $2.2 million, or 12.8%, year-to-date, reflecting a decrease in the number of businesses sold to franchisees versus last year.

BAJA FRESH

The results of Baja Fresh's operations have been included in the Company's consolidated financial statements since June 19, 2002. For the period June 19, 2002 through June 30, 2002, Baja Fresh's operations totaled $178,000 and were included in other income in the Company's income statement.

RETAIL SALES

Total Baja Fresh retail sales were $36.3 million for the second quarter 2003 and $68.5 million year-to-date. Total same-stores sales in Baja Fresh company operated restaurants decreased 5.1% for the quarter and 2.8% year-to-date. As of June 29, 2003, there were 112 Baja Fresh company operated restaurants.

FRANCHISE REVENUES

Total Baja Fresh franchise revenues were $2.2 million in the quarter and $4.3 million year-to-date. Of this total, royalties were $1.8 million in the quarter and $3.4 million year-to date. The remainder was comprised of franchise fees. Same-store sales at Baja Fresh franchise restaurants decreased 8.5% in the quarter and 6.3% year-to-date. As of June 29, 2003, there were 129 Baja Fresh franchise restaurants.

\     COST OF SALES, COMPANY RESTAURANT OPERATING COSTS, AND OPERATING COSTS

                                                                             INCREASE/(DECREASE)
                                               QUARTER-TO-DATE                 FROM PRIOR YEAR
                                       -----------------------------      -------------------------
(In thousands):
                                       June 29, 2003   June 30, 2002      Dollars        Percentage
                                       -------------   -------------      -------        ----------
Cost of sales
   Wendy's                                $287,696        $267,396         $20,300             7.6%
   Tim Hortons                              99,354          75,031          24,323            32.4%
   Baja Fresh                               24,287              --          24,287              --
                                          --------        --------         -------
                                          $411,337        $342,427         $68,910            20.1%
                                          ========        ========         =======
Company restaurant operating costs
   Wendy's                                $120,420        $109,536         $10,884             9.9%
   Tim Hortons                               3,148           3,935            (787)          (20.0)%
   Baja Fresh                                8,602              --           8,602              --
                                          --------        --------         -------
                                          $132,170        $113,471         $18,699            16.5%
                                          ========        ========         =======
Operating costs
   Wendy's                                $  4,540        $  4,556         $   (16)           (0.4)%
   Tim Hortons                              24,603          22,204           2,399            10.8%
   Baja Fresh                                   --              --              --              --
                                          --------        --------         -------
                                          $ 29,143        $ 26,760         $ 2,383             8.9%
                                          ========        ========         =======


                                                                             INCREASE/(DECREASE)
                                               YEAR-TO-DATE                    FROM PRIOR YEAR
                                       -----------------------------       -------------------------
(In thousands):
                                       June 29, 2003   June 30, 2002       Dollars       Percentage
                                       -------------   -------------       -------       ----------
Cost of sales
   Wendy's                                $545,669        $512,531        $  33,138            6.5%
   Tim Hortons                             183,504         144,172           39,332           27.3%
   Baja Fresh                               45,500              --           45,500             --
                                          --------        --------        ---------
                                          $774,673        $656,703        $ 117,970           18.0%
                                          ========        ========        =========
Company restaurant operating costs
   Wendy's                                $230,792        $212,081        $  18,711            8.8%
   Tim Hortons                               6,313           8,017           (1,704)         (21.3)%
   Baja Fresh                               16,353              --           16,353             --
                                          --------        --------        ---------
                                          $253,458        $220,098        $  33,360           15.2%
                                          ========        ========        =========

Operating costs
   Wendy's                                $  8,809        $  8,937        $    (128)          (1.4)%
   Tim Hortons                              51,020          42,979            8,041           18.7%
   Baja Fresh                                   --              --               --             --
                                          --------        --------        ---------
                                          $ 59,829        $ 51,916        $   7,913           15.2%
                                          ========        ========        =========

WENDY'S

COST OF SALES AND RESTAURANT OPERATING COSTS

Wendy's cost of sales includes food, paper and labor for company operated restaurants and the cost of goods sold to franchisees from Wendy's bun baking facilities. Total Wendy's cost of sales increased $20.3 million, or 7.6%, to $287.7 million in the quarter and $33.1 million, or 6.5%, to $545.7 million year-to-date. The increase in cost of sales is primarily due to an increase in the number of company operated stores and higher cost of sales as a percent of retail sales, partially offset by lower average and same store sales. Wendy's domestic restaurant cost of sales increased $14.1 million, or 5.9%, to $253.1 million in the quarter and $24.3 million, or 5.3%, to $483.7 million year-to-date. Wendy's domestic cost of sales as a percent of Wendy's domestic retail sales increased 1.1% in the quarter and .9% for the year-to-date. Domestic food costs, as a percent of domestic retail sales, increased .3% in the quarter and were even year-to-date. Food cost was adversely impacted by a shift in product mix to lower margin items in the quarter. The increase in the quarter also reflects an increase in beef and chicken costs of 1.2%. Domestic labor costs, as a percent of sales, increased .9% in the quarter and year-to-date, primarily reflecting the de-leverage impact of lower average sales and a slight average crew wage rate increase of 1.6% for the quarter and 1.7% year-to-date.

Wendy's company restaurant operating costs include costs necessary to manage and operate restaurants other than cost of sales and depreciation. In general, costs as a percentage of retail sales were pressured from lower average sales because many costs are fixed or semi-fixed. Total Wendy's company restaurant operating costs increased $10.9 million, or 9.9%, to $120.4 million in the quarter and $18.7 million, or 8.8%, to $230.8 million year-to-date. Of this total, domestic Wendy's company restaurant operating costs increased $8.7 million, or 8.6%, to $109.7 million in the quarter and $15.6 million, or 7.9%, to $211.6 million year-to-date.

As a percent of retail sales, Canadian Wendy's cost of sales increased .9% in the quarter and .6% year-to-date reflecting an increase in labor and food costs. Canadian Wendy's company restaurant operating costs increased $2.2 million in the quarter and $3.2 million year-to-date primarily reflecting the stronger Canadian dollar. Outside of North America, the Company only operates two stores.

OPERATING COSTS

Wendy's operating costs include rent expense related to properties subleased to franchisees and costs related to operating and maintaining Wendy's bun making facilities. Total Wendy's operating costs were comparable to the prior year, decreasing .4% to $4.5 million in the quarter and 1.4% to $8.8 million year-to-date.

TIM HORTONS

COST OF SALES

Hortons' cost of sales includes food, paper and labor for company operated restaurants and the cost of goods sold to franchisees from Hortons' distribution warehouses and coffee roasting facility. Total Hortons cost of sales increased $24.3 million, or 32.4%, in the quarter and $39.3 million, or 27.3%, year-to-date. The strengthening of the Canadian dollar accounted for approximately $7 million of the increase in the quarter and $11 million year-to-date. Of the remaining $17.3 million increase in the quarter and $28.3 million year-to-date, Hortons' Canadian warehouse cost of sales increased $18.1 million, or 27.0%, to $92.3 million in the quarter and $33.8 million, or 27.0%, to $169.2 million year-to-date. This increase reflects additional sales to Canadian franchisees due to an increase in the number of franchise restaurants and higher average sales per restaurant. Hortons U.S. cost of sales were $2.5 million in the quarter and $5.9 million year-to-date, down $2.3 million and $5.2 million from 2002, respectively, reflecting the continuing strategy to franchise company operated restaurants.

OPERATING COSTS

Hortons' operating costs include rent expense related to properties subleased to franchisees, cost of equipment sold to Hortons' franchisees as part of the initiation of the franchise business, costs to operate and maintain the distribution warehouses and coffee roasting facility, and training and other costs to ensure successful franchise openings. Total Hortons' operating costs increased $2.4 million, or 10.8%, to $24.6 million in the quarter and $8.0 million, or 18.7%, to $51.0 million year-to-date. Approximately $2 million of the increase in the quarter and $3 million year-to-date is attributable to the stronger Canadian dollar. Of the remaining increase, Canadian Hortons' rent expense increased $1.3 million, or 14.4%, to $11.2 million in the quarter and $3.6 million, or 20.9%, to $22.0 million year-to-date, reflecting the growth in the number of properties leased and then subleased to Canadian franchisees, as well as higher percentage rent due to higher sales. Rental income from these subleases is included in franchise revenues. Costs of operating and maintaining Canadian warehouse operations increased $1.0 million to $7.0 million in the quarter and $1.9 million to $13.5 million year-to-date. Partially offsetting these increases, total Hortons cost of equipment and other franchise costs decreased $2.1 million to $5.3 million in the quarter and $1.1 million to $13.2 million year-to-date.

BAJA FRESH

COST OF SALES AND RESTAURANT OPERATING COSTS

Total Baja Fresh company restaurant cost of sales totaled $24.3 million for the second quarter and $45.5 million year-to-date 2003. Total Baja Fresh company restaurant operating costs totaled $8.6 million for the quarter and $16.4 million for the year-to-date.

CONSOLIDATED

GENERAL AND ADMINISTRATIVE EXPENSES

Company general and administrative expenses increased $4.4 million, or 7.5%, to $63.2 million in the quarter and $12.9 million, or 11.2%, to $128.0 million for the year-to-date. As a percent of revenues, costs were .6% lower in the quarter at 8.0% and .2% lower year-to-date at 8.7%. The dollar increase in 2003 includes incremental expenses for Baja Fresh of $2.7 million for the quarter and $5.8 million year-to-date, and the impact of the stronger Canadian dollar. If the incremental expense from Baja Fresh is excluded because the Company did not acquire Baja Fresh until June 19, 2002, general and administrative expenses increased 2.8% and 6.2% over the prior year quarter and year-to-date, respectively. As a percent of revenues, the decrease from the prior year quarter and year-to-date primarily reflects lower performance-based bonuses, as well as controlled overhead costs.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses for the quarter and year-to-date increased over 2002 reflecting the Company's information technology initiatives and additional restaurant development.

OTHER INCOME

Other income includes expense and income that are not directly derived from the Company's primary businesses. This includes income from the Company's investments in joint ventures and other minority investments. Expenses include store closures, other asset write-offs, and reserves for international and legal issues.

Consolidated other income increased $1.4 million over the prior year quarter and $4.0 million over the prior year-to-date. Included in this increase is equity income related to the Company's joint venture with IAWS Group/Cuisine de France, as well as favorable currency adjustments associated with the strengthening of the Canadian dollar.

INTEREST EXPENSE

Interest expense increased $3.1 million in the quarter and $3.9 million year-to-date, primarily reflecting $225 million of 6.20% senior notes issued by the Company in the second quarter 2002 to fund the Baja Fresh acquisition.

INCOME TAXES

Income tax expense increased $2.4 million in the quarter and $1.8 million year-to-date, reflecting the impact of state tax law changes during the second quarter which increased the Company's effective rate for the second quarter to 39.2% and 37.9% year-to-date, compared to a first quarter 2003 rate of 36.0%. In addition to the current year increases, all previously deferred tax liabilities were adjusted to the new higher rate. The 2002 effective tax rate was 36.75% for the second quarter and year-to-date June 30, 2002. The 2003 second quarter change resulted in the Company recording approximately $3.2 million in additional tax expense in the quarter, or $0.03 per share.

FOREIGN CURRENCY

The primary currency exposure the Company has is to the Canadian dollar. The results of Wendy's and Hortons' Canadian operations are translated into U.S. dollars. In addition, various cross border transactions must be "marked to market" each quarter with the income impact included in "Other Income". The positive impact on second quarter 2003 diluted earnings per share was approximately $.045 and $.065 for year-to-date, including marked-to-market amounts and the favorable impact of translating Wendy's and Hortons Canadian operations.

                              COMPREHENSIVE INCOME

Comprehensive income increased $23.8 million in the quarter and $53.7 million year-to-date and includes net income, which decreased $2.6 million in the quarter and $2.2 million year-to-date, and translation and other adjustments caused by changes in foreign currency. The translation and other adjustments increased $26.4 million in the quarter and $55.9 million year-to-date, reflecting a stronger Canadian dollar.

                               FINANCIAL POSITION

OVERVIEW

The Company continues to maintain a strong balance sheet to support system growth and financial flexibility. The long-term debt-to-equity and debt-to-total capitalization ratios were 44% and 30%, respectively, at June 29, 2003. Standard & Poor's and Moody's rate the Company's senior unsecured debt BBB+ and Baa-1, respectively. Cash increased $21.7 million during the quarter and decreased $23.3 million year-to-date. Year-to-date cash generated by operations was offset by capital expenditures and the repurchase of common stock.

COMPARATIVE CASH FLOW

Cash flow from operations was $152.7 million year-to-date, a decrease of $45.5 million compared to the prior year. The most significant component of the 2003 decrease was increased tax payments of $41.2 million in the current year.

Net cash used in investing activities totaled $125.9 million year-to-date compared to $440.2 million for prior year-to-date. The $313.4 million decrease in cash used primarily relates to the acquisition of Baja Fresh in the second quarter 2002 for $287.5 million. The difference also includes lower 2003 capital expenditures of $22.6 million due to timing of payments, and a decrease in joint venture and equity investments of $15.8 million. Year-to-date through second quarter 2002, the Company invested $9.0 million for a 45% interest in Cafe Express, an owner of fast casual restaurants, and invested an additional $13.1 million in a joint venture with IAWS Group/Cuisine de France. Year-to-date 2003, the Company has invested an additional $6.2 million in this joint venture.

Financing activities used cash of $50.1 million year-to-date 2003 compared to a net cash inflow of $270.5 million in 2002. The difference of $320.6 million is primarily due to proceeds from the issuance of senior notes of $224.3 million in the second quarter 2002, reduced proceeds from the exercise of employee stock options and common shares repurchased in 2003. Proceeds from the exercise of stock options were $54.0 million higher in the prior year. A total of $41.6 million was used to repurchase 1.6 million common shares in 2003 compared to no common shares repurchased in the first six months of 2002. As of the end of the second quarter 2003, $180 million remained under the repurchase authorization as approved by the Company's Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities should provide for the Company's projected short-term and long-term cash requirements, including cash for capital expenditures, future acquisitions of restaurants from franchisees or other corporate purposes. The Company is committed to a strong capital structure and financial profile, and intends to maintain an investment grade rating. If additional funds are needed for mergers, acquisitions or other strategic investments, the Company believes it could borrow additional cash and still maintain its investment grade rating. In the event the Company's rating declines, the Company may incur an increase in borrowing costs. If the decline in the rating is significant, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company's credit ratings include sales and cost trends, margins at Wendy's U.S. company restaurants, the Company's cash position, cash flow, capital expenditures and capitalization and stability of earnings.

On August 5, 2003, the Company announced its potential acquisition of 69 franchise-owned and operated Wendy's restaurants in Orlando and Tampa, Florida. The transaction is expected to cost between $82 million and $87 million, and close in the second half of 2003. The Company plans to pay for the assets with a combination of cash and short-term financing. The acquisition of the restaurants is part of the Company's strategic plan to allocate capital efficiently into its core business. Additionally, the Company plans to refranchise restaurants to facilitate future growth and diversity. The Company expects some of these restaurants to be included as part of this refranchising strategy during the remainder of 2003 and in 2004.

In the first quarter of 2003, the Company took two steps to increase its financial flexibility to respond to potential opportunities and longer term cash requirements. These included filing a shelf registration statement on Form S-3 with the Securities and Exchange Commission to issue up to $500 million of securities and entering into a new $200 million revolving credit facility. The new $200 million revolving credit facility replaced the six revolving credit facilities totaling $200 million that were previously in place. The new revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio, and limits on the amount of assets that can be sold and liens that can be placed on the Company's assets. At June 29, 2003, the Company was in compliance with its covenants under the revolving credit facility and no amounts under that facility were outstanding.

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

New restaurant development will continue to be very important to the Company. The Company currently estimates that it will open between 560-605 new Wendy's, Hortons and Baja Fresh restaurants during 2003 (both company and franchise), subject to the continued ability of the Company and its franchisees to complete permitting and meet other conditions and to comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. This would be a net growth rate of approximately 5% to 6%, including store closures. The new unit openings will be concentrated in North America, specifically Wendy's U.S., Hortons Canada and Baja Fresh. Second quarter and year-to-date new restaurant development for 2003 and 2002 is summarized in the chart below:

                                   SECOND               SECOND         YEAR-TO-DATE      YEAR-TO-DATE         FULL YEAR
                                QUARTER 2003        QUARTER 2002           2003              2002            2003 OUTLOOK
                                ------------        ------------           ----              ----            ------------
Wendy's                              58                  53                  91                 98              295-315
Hortons                              21                  33                  54                 59              195-210
Baja Fresh*                          15                   3                  32                  9                70-80
                                     --                 ---                 ---               ----              -------
    Totals                           94                  89                 177                166              560-605
                                     ==                 ===                 ===                ===              =======

* Baja Fresh was acquired by the Company on June 19, 2002. Information prior to that date is included for informational purposes only.

The Company will continue to evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures that could add to the Company's long-term earnings growth. Year-to-date 2003, the Company has made an additional investment of $6.2 million in its joint venture investment between Hortons Canada and IAWS Group/Cuisine de France. Capital expenditures for 2003 are expected to be in the range of $325 million to $365 million for new restaurant development, remodeling, maintenance and technology initiatives. In 2003, the Company also plans to invest $10 million to $20 million on new business opportunities and to expand its Hortons joint venture facility in Canada. This is reduced from the Company's previous plans to invest $50 million to $60 million in 2003 due to the current economic environment.

The Company has set a revised goal in the range of $1.97 to $2.03 for its 2003 earnings per share. This would be an increase of 4% to 7% from 2002. This revision from the previous range of $2.02 to $2.08 includes current projections for Baja Fresh, a continuation of current Canadian currency trends, and tax rate changes. The Company is maintaining its long-term annual EPS growth goal of 12% to 15%, and will be evaluating the longer term impact of the tax rate change and other factors during the remainder of 2003.

                                   MARKET RISK

The Company's exposure to various market risks remains substantially the same as reported at December 29, 2002. The Company's disclosures about market risk are incorporated herein by reference from page 11 of the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 22, 2003.

The following is a summary of derivative contracts entered into and outstanding as of June 29, 2003.

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

Forward currency contracts with a notional amount of $37.0 million were outstanding as of June 29, 2003 to sell Canadian dollars and buy U.S. dollars. These contracts do not extend beyond December 2003 and are considered to be highly effective cash flow hedges according to criteria specified in SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". In accordance with SFAS No. 133, the Company defers unrealized gains and losses arising from these contracts until the related transactions occur. The fair value loss on the contracts at June 29, 2003 of $1.4 million is included in accumulated other comprehensive expense and is expected to be reclassified to earnings in 2003 and offset against the underlying transactions when the transactions occur. Fair values are determined from quoted market prices.

In addition to the above forward currency contracts entered into as of June 29, 2003, the Company has also entered into additional forward contracts in the third quarter to reduce volatility from foreign exchange fluctuation between the U.S. dollar and Canadian dollar.

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

The interest rate swap outstanding on June 29, 2003 is for the notional amount of $100.0 million and meets specific conditions of SFAS No. 133 to be considered a highly effective fair value hedge of a portion of the Company's long term debt. Accordingly, gains and losses arising from the swap are completely offset against gains or losses of the underlying debt obligation. The fair value gain on the interest rate swap was $.8 million at June 29, 2003 based on quoted market prices. The swap matures in December 2005.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                             SYSTEMWIDE RESTAURANTS

                                                                        INCREASE /                                    INCREASE /
                               AS OF               AS OF                (DECREASE)                AS OF               (DECREASE)
                           JUNE 29, 2003      MARCH 30, 2003        FROM PRIOR QUARTER        JUNE 30, 2002         FROM PRIOR YEAR
                           -------------      --------------        ------------------        -------------         ---------------
Wendy's
   U.S.
     Company                   1,201                1,188                      13                 1,117                      84
     Franchise                 4,405                4,376                      29                 4,262                     143
                               -----                -----                      --                 -----                     ---
                               5,606                5,564                      42                 5,379                     227
                               =====                =====                      ==                 =====                     ===
Canada
     Company                     143                  142                       1                   126                      17
     Franchise                   213                  213                       0                   214                      (1)
                                 ---                  ---                       -                   ---                      --
                                 356                  355                       1                   340                      16
                                 ===                  ===                       =                   ===                      ==
Other International
     Company*                      4                    4                       0                     5                      (1)
     Franchise                   342                  339                       3                   359                     (17)
                                 ---                  ---                       -                   ---                     ----
                                 346                  343                       3                   364                     (18)
                                 ===                  ===                       =                   ===                     ====
*Includes two Hawaii Stores

Total Wendy's
     Company                   1,348                1,334                      14                 1,248                     100
     Franchise                 4,960                4,928                      32                 4,835                     125
                               -----                -----                      --                 -----                     ---
                               6,308                6,262                      46                 6,083                     225
                               =====                =====                      ==                 =====                     ===
Tim Hortons
   U.S.
     Company                      28                   35                      (7)                   47                     (19)
     Franchise                   134                  125                       9                    99                      35
                                 ---                  ---                       -                    --                      --
                                 162                  160                       2                   146                      16
                                 ===                  ===                       =                   ===                      ==
Canada
     Company                      34                   34                       0                    30                       4
     Franchise                 2,189                2,179                      10                 2,035                     154
                               -----                -----                      --                 -----                     ---
                               2,223                2,213                      10                 2,065                     158
                               =====                =====                      ==                 =====                     ===
Total Tim Hortons
     Company                      62                   69                      (7)                   77                     (15)
     Franchise                 2,323                2,304                      19                 2,134                     189
                               -----                -----                      --                 -----                     ---
                               2,385                2,373                      12                 2,211                     174
                               =====                =====                      ==                 =====                     ===
Baja Fresh
     Company                     112                  102                      10                    81                      31
     Franchise                   129                  124                       5                    92                      37
                                 ---                  ---                       -                    --                      --
Total Baja Fresh                 241                  226                      15                   173                      68
                                 ===                  ===                      ==                   ===                      ==
Total System
     Company                   1,522                1,505                      17                 1,406                     116
     Franchise                 7,412                7,356                      56                 7,061                     351
                               -----                -----                      --                 -----                     ---
                               8,934                8,861                      73                 8,467                     467
                               =====                =====                      ==                 =====                     ===

SYSTEMWIDE RESTAURANT SALES

                                                                      INCREASE FROM
                              QUARTER ENDED                             PRIOR YEAR
                  ----------------------------------------   ----------------------------------
(In thousands):                      %                           %
                  June 29, 2003    Total     June 30, 2002     Total      Dollars    Percentage
                  -------------    -----     -------------     -----      -------    ----------
Wendy's             $2,015,432       76.9%     $1,969,492       82.1%   $   45,940         2.3%
Tim Hortons            525,766       20.1%        428,220       17.9%       97,546        22.8%
Baja Fresh              78,692        3.0%             --         --        78,692          --
                    ----------    -------      ----------    -------    ----------
                    $2,619,890      100.0%     $2,397,712      100.0%   $  222,178         9.3%
                    ==========    =======      ==========    =======    ==========

                                                                      INCREASE FROM
                                 YEAR-TO-DATE                           PRIOR YEAR
                   ---------------------------------------   -------------------------------------
(In thousands):                        %                        %
                   June 29, 2003     Total   June 30, 2002     Total       Dollars      Percentage
                   -------------     -----   -------------     -----       -------      ----------
Wendy's             $3,808,005       77.4%     $3,731,534       82.3%     $ 76,471         2.0%
Tim Hortons            965,448       19.6%        803,558       17.7%      161,890        20.1%
Baja Fresh             148,653        3.0%             --         --       148,653          --
                    ----------      -------    ----------     -------     --------
                    $4,922,106      100.0%     $4,535,092      100.0%     $387,014         8.5%
                    ==========      =======    ==========     =======     ========

Systemwide sales include sales of both franchise and company operated restaurants. Sales to franchisees from Wendy's bun baking facilities and sales to franchisees from Tim Hortons' coffee roaster and distribution warehouses are not included in systemwide sales. Management believes that systemwide sales information is useful in analyzing the Company's revenues because franchisees pay royalties and rent to the Company based on a percentage of sales and because it provides a high-level measure of how the overall system is growing. Royalties and rent are included in franchise revenues in the Company's income statement.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets. The Company adopted this Statement in first quarter 2003 and its provisions did not have a significant impact on the Company's financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: prospective method, modified prospective method and retroactive restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company will continue to follow the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships initiated after June 30, 2003. The guidance outlined in this Statement is to be applied prospectively. The Company will adopt this Statement in the third quarter of 2003, however, it does not expect this Statement to have a significant impact on its financial statements.

FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of SFAS 5, 57 and 107 and rescission of FIN No. 34" was issued in November 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under guarantees. This Interpretation clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in the issuing of the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The recognition provisions of FIN No. 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods after December 15, 2002. The Company adopted the disclosure requirements of FIN No. 45 in fourth quarter 2002 and the recognition provisions in first quarter 2003. Such adoption did not result in a significant impact to the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of "Accounting Research Bulletin" ("ARB") No. 51". This Interpretation clarifies the application of the majority voting interest requirement of ARB No. 51, "Consolidated Financial Statements", to certain types of variable interest entities that do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise hold a variable interest that is acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company utilizes various advertising funds ("Funds") to administer its advertising programs. These Funds collect money from franchise and company operated restaurants to be used for mutually beneficial marketing programs. The

Company is in the process of evaluating the impact of this Interpretation on its financial statements, including the classification of these Funds under FIN No.
46. The Company adopted the disclosure provisions of this Interpretation in the fourth quarter of 2002 and will adopt the remaining provisions in the third quarter of 2003. If it is determined that the consolidation of these Funds would be required under FIN No. 46, the Company does not expect this to have a material impact to annual consolidated net income.

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

Emerging Issue Task Force 03-03, "Applicability of Topic No. D-79 to Claims-Made Insurance Policies" was issued in July 2003. This Issue clarifies that a claims-made insurance policy that provides coverage for specific known claims prior to the policy period contains a retroactive provision that should be accounted for accordingly; either separately, if practicable, or, if not practicable, the claims-made insurance policy should be accounted for entirely as a retroactive contract. The Company does not expect this Statement to have a significant impact on the financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This information is incorporated by reference from the section titled "Market Risk" on page 24 of this Form 10-Q.

Item 4.  Controls and Procedures

(a) The Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b) No change was made in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)   The Annual Meeting of the Company's shareholders was held April 23, 2003.

(b) The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director:

   Director                                  For            Withheld
   --------                                  ---            --------
James V. Pickett                          91,870,493        1,225,739
Thomas F. Keller                          91,779,317        1,316,918
David P. Lauer                            91,867,160        1,229,074
James F. Millar                           91,845,461        1,250,770

The following directors did not stand for reelection at the meeting (the year in which each director's term expires is indicated in parenthesis): Ernest S. Hayeck (2004), Janet Hill (2004), True H. Knowles (2004), Paul D. House (2004), Thekla R. Shackelford (2005), John T. Schuessler (2005), Kerrii B. Anderson
(2005), and William E. Kirwan (2005).

Ms. Shackelford retired as a director of the Company effective July 23, 2003. Ann B. Crane was appointed as a director on that date to fill the vacancy created by Ms. Shackelford's retirement as a director.

(c) The following table sets forth the brief description of the other matter voted on at the Annual Meeting and the number of votes cast for, against or abstaining from, as well as broker nonvotes on the matter:

                                                                                                             Broker
                                           For                    Against              Abstain              Nonvotes
                                           ---                    -------              -------              --------
Approval of an amendment to the
Company's 1990 Stock Option Plan        73,647,887               18,499,694            948,026                  --

Item 6. Exhibits and Reports on Form 8-K.

(a)   Index to Exhibits on Page 31.

(b) The Company filed four reports on Form 8-K for the quarter ended June 29, 2003. The first report on Form 8-K was filed April 7, 2003 as the Company issued a press release reporting March 2003 sales results and reiterating management's 2003 earnings per share growth goal. A copy of the press release was attached to the filing.

      The second report on Form 8-K was filed April 23, 2003 as the Company issued a press release and other financial information regarding its first quarter 2003 results. A copy of the press release and other financial information was attached to the filing.

      The third report on Form 8-K was filed May 6, 2003 as the Company issued a press release reporting April 2003 sales results and reiterating management's 2003 earnings per share growth goal. A copy of the press release was attached to the filing.

      The fourth report on form 8-K was filed June 2, 2003 as the Company issued a press release reporting May 2003 sales results. A copy of the press release was attached to the filing.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WENDY'S INTERNATIONAL, INC.
                                                   (Registrant)

Date:   August 12, 2003                     /s/ Kerrii B. Anderson
                                            ----------------------
                                            Kerrii B. Anderson
                                            Executive Vice President and
                                            Chief Financial Officer

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS

              Exhibit
               Number                            Description                           Page No.
               ------                            -----------                           --------
               10                      Sample Indemnification Agreement                32 - 41
                                       between the Company and each of
                                        Messrs. House, Hayeck, Keller,
                                       Kirwan, Knowles, Lauer, Millar,
                                        Pickett, Schuessler and Mses.
                                   Anderson, Crane, Hill and Shackelford

               31(a)                      Rule 13a-14(a)/15d-14(a)                        42
                                               Certification of
                                           Chief Executive Officer

               31(b)                     Rule 13a-14(a)/15d-14(a)                         43
                                               Certification of
                                           Chief Financial Officer

               32(a)                    Section 1350 Certification of                     44
                                           Chief Executive Officer


               32(b)                    Section 1350 Certification of                     45
                                           Chief Financial Officer


               99                             Safe Harbor Under                        46 - 47
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