Form 10-Q
period 2003-09-28
WENDYS INTERNATIONAL INC
filed 2003-11-10
CIK 105668

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                       to
                               -------------------------------------

Commission File Number 1-8116
                       ------

                           WENDY'S INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Ohio                                      31-0785108
     -------------------------------                  ---------------------
     (State or other jurisdiction of                   (I.R.S.  Employer
     incorporation or organization)                  Identification Number)


     P.O. Box 256, 4288 West Dublin-Granville Road, Dublin, Ohio 43017-0256
     ----------------------------------------------------------------------
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

Yes  X    No   .
    ---     ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X    No   .
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at November 2, 2003
---------------------------------             -------------------------------

Common shares, $.10 stated value                    113,935,000 shares
Exhibit index on page 28.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                       Pages
                                                                                       -----
PART I:     Financial Information

      Item 1.     Financial Statements:

        Consolidated Condensed Statements of Income for the
          quarters and year-to-date periods ended September 28, 2003
          and September 29, 2002                                                       3 - 4

        Consolidated Condensed Balance Sheets as of September 28, 2003
          and December 29, 2002                                                        5 - 6

        Consolidated Condensed Statements of Cash Flows for the
          year-to-date periods ended September 28, 2003 and
          September 29, 2002                                                             7

        Notes to the Consolidated Condensed Financial Statements                       8 - 14


      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                         15 - 27

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk               27

      Item 4.  Controls and Procedures                                                  27

PART II:    Other Information

      Item 6.  Exhibits and Reports on Form 8-K                                         27

        Signature                                                                       28

        Index to Exhibits                                                               29

        Exhibit 31(a)                                                                   30

        Exhibit 31(b)                                                                   31

        Exhibit 32(a)                                                                   32

        Exhibit 32(b)                                                                   33

        Exhibit 99                                                                    34 - 35

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            (In thousands, except per share data)
                                                                         QUARTER ENDED              QUARTER ENDED
                                                                       SEPTEMBER 28, 2003        SEPTEMBER 29, 2002
                                                                       ------------------        ------------------
REVENUES
    Retail sales                                                           $ 648,887                  $ 578,358
    Franchise revenues                                                       157,641                    143,775
                                                                           ---------                  ---------
                                                                             806,528                    722,133
                                                                           ---------                  ---------
COSTS AND EXPENSES
    Cost of sales                                                            417,031                    362,715
    Company restaurant operating costs                                       137,130                    122,591
    Operating costs                                                           32,441                     31,339
    General and administrative expenses                                       64,538                     63,568
    Depreciation of property and equipment                                    40,491                     34,293
    Other expense (income)                                                      (897)                     1,417
    Interest expense                                                          11,509                     11,570
    Interest income                                                           (1,504)                    (1,633)
                                                                           ---------                  ---------
                                                                             700,739                    625,860
                                                                           ---------                  ---------

INCOME BEFORE INCOME TAXES                                                   105,789                     96,273
INCOME TAXES                                                                  39,501                     35,380
                                                                           ---------                  ---------
NET INCOME                                                                 $  66,288                  $  60,893
                                                                           =========                  =========


BASIC EARNINGS PER COMMON SHARE                                                 $.58                       $.53
                                                                                ====                       ====

DILUTED EARNINGS PER COMMON SHARE                                               $.58                       $.52
                                                                                ====                       ====

DIVIDENDS PER COMMON SHARE                                                      $.06                       $.06
                                                                                ====                       ====

BASIC SHARES                                                                 113,437                    115,689
                                                                             =======                    =======

DILUTED SHARES                                                               114,465                    117,430
                                                                             =======                    =======


        The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.


                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        (In thousands, except per share data)
                                                                       YEAR-TO-DATE ENDED    YEAR-TO-DATE ENDED
                                                                       SEPTEMBER 28, 2003     SEPTEMBER 29, 2002
                                                                       ------------------    -------------------
REVENUES
    Retail sales                                                           $ 1,847,775            $ 1,620,279
    Franchise revenues                                                         438,762                398,297
                                                                           -----------            -----------
                                                                             2,286,537              2,018,576
                                                                           -----------            -----------
COSTS AND EXPENSES
    Cost of sales                                                            1,188,791              1,019,418
    Company restaurant operating costs                                         393,634                342,689
    Operating costs                                                             92,270                 83,255
    General and administrative expenses                                        192,560                178,650
    Depreciation of property and equipment                                     119,293                102,212
    Other expense (income)                                                      (5,715)                   776
    Interest expense                                                            34,204                 30,356
    Interest income                                                             (3,403)                (4,484)
                                                                           -----------            -----------
                                                                             2,011,634              1,752,872
                                                                           -----------            -----------

INCOME BEFORE INCOME TAXES                                                     274,903                265,704
INCOME TAXES                                                                   103,607                 97,646
                                                                           -----------            -----------
NET INCOME                                                                 $   171,296            $   168,058
                                                                           ===========            ===========

BASIC EARNINGS PER COMMON SHARE                                                  $1.51                  $1.52
                                                                                 =====                  =====

DILUTED EARNINGS PER COMMON SHARE                                                $1.49                  $1.45
                                                                                 =====                  =====

DIVIDENDS PER COMMON SHARE                                                        $.18                   $.18
                                                                                  ====                   ====

BASIC SHARES                                                                   113,771                110,793
                                                                               =======                =======

DILUTED SHARES                                                                 114,616                116,665
                                                                               =======                =======


        The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 (Dollars in thousands)
                                                     SEPTEMBER 28, 2003            DECEMBER 29, 2002
                                                     ------------------            -----------------
                                                        (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                           $   213,494                  $   171,944
    Accounts receivable, net                                 91,911                       86,416
    Notes receivable, net                                    14,039                       11,204
    Deferred income taxes                                    13,856                       13,822
    Inventories and other                                    74,428                       47,433
                                                        -----------                  -----------
                                                            407,728                      330,819
                                                        -----------                  -----------

PROPERTY AND EQUIPMENT                                    2,837,156                    2,588,695
    Accumulated depreciation                               (859,499)                    (743,305)
                                                        -----------                  -----------
                                                          1,977,657                    1,845,390
                                                        -----------                  -----------

NOTES RECEIVABLE, NET                                        16,522                       20,548
GOODWILL                                                    280,011                      272,325
DEFERRED INCOME TAXES                                        64,260                       48,966
INTANGIBLE ASSETS, NET                                       46,266                       47,393
OTHER ASSETS                                                127,457                       96,044
                                                        -----------                  -----------
                                                        $ 2,919,901                  $ 2,661,485
                                                        ===========                  ===========

        The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                       (Dollars in thousands)
                                                                              SEPTEMBER 28, 2003       DECEMBER 29, 2002
                                                                              ------------------       -----------------
                                                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                            $    94,677              $   134,208
    Accrued expenses:
      Salaries and wages                                                             44,658                   44,932
      Taxes                                                                          91,958                   77,956
      Insurance                                                                      42,480                   42,898
      Other                                                                          67,672                   55,308
    Current portion of long-term obligations                                         55,104                    4,773
                                                                                -----------              -----------
                                                                                    396,549                  360,075
                                                                                -----------              -----------
LONG-TERM OBLIGATIONS
    Term debt                                                                       626,575                  627,053
    Capital leases                                                                   64,151                   54,626
                                                                                -----------              -----------
                                                                                    690,726                  681,679
                                                                                -----------              -----------

DEFERRED INCOME TAXES                                                               122,164                  108,906
OTHER LONG-TERM LIABILITIES                                                          75,193                   62,220

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, Authorized:  250,000 shares
    Common stock, $.10 stated value per share,
      Authorized:  200,000,000 shares,
      Issued and Exchangeable:
      115,301,000 and 114,692,000 shares,
      respectively                                                                   11,530                   10,895
    Capital in excess of stated value                                                13,968                        0
    Retained earnings                                                             1,645,611                1,498,607
    Accumulated other comprehensive
      income (expense)                                                               14,155                  (60,897)
                                                                                -----------              -----------
                                                                                  1,685,264                1,448,605
    Treasury stock, at cost:
      1,881,000 shares at September 28, 2003                                        (49,995)                       0
                                                                                -----------              -----------
                                                                                  1,635,269                1,448,605
                                                                                -----------              -----------
                                                                                $ 2,919,901              $ 2,661,485
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

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   (In thousands)
                                                                       YEAR-TO-DATE              YEAR-TO-DATE
                                                                           ENDED                     ENDED
                                                                     SEPTEMBER 28, 2003        SEPTEMBER 29, 2002
                                                                     ------------------        ------------------


NET CASH PROVIDED BY OPERATING ACTIVITIES                                $ 270,563                 $ 334,228
                                                                         ---------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from property dispositions                                     13,409                    19,301
    Capital expenditures                                                  (218,872)                 (234,800)
    Acquisition of Baja Fresh                                                    0                  (287,374)
    Acquisition of franchises                                               (9,600)                     (746)
    Principal payments on notes receivable                                   7,427                    13,280
    Investment in joint venture and other                                   (6,215)                  (27,834)
    Proceeds from sale of Conference Cup                                         0                    19,959
    Other investing activities                                              (3,329)                   (4,375)
                                                                         ---------                 ---------
      Net cash used in investing activities                               (217,180)                 (502,589)
                                                                         ---------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of debt, net of
      issuance costs                                                        49,975                   224,359
    Proceeds from employee stock
      options exercised                                                     12,216                    75,223
    Repurchase of common stock                                             (49,995)                  (24,723)
    Principal payments on
      long-term obligations                                                 (3,535)                   (3,251)
    Dividends paid on common and
      exchangeable shares                                                  (20,494)                  (20,155)
                                                                         ---------                 ---------
      Net cash provided by (used in)
         financing activities                                              (11,833)                  251,453
                                                                         ---------                 ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                       41,550                    83,092
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                      171,944                   111,121
                                                                         ---------                 ---------
                                                                         $ 213,494                 $ 194,213
                                                                         =========                 =========
CASH AND CASH EQUIVALENTS AT END OF PERIOD

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
    Interest paid                                                        $  22,058                 $  20,155
    Income taxes paid                                                      104,042                    46,892
    Capitalized lease obligations incurred                                   7,426                     8,727
NON-CASH INVESTING AND FINANCING ACTIVITIES
    $2.50 Term Convertible Securities,
      Series A, converted and redeemed                                           0                 $ 200,000



        The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  MANAGEMENT'S STATEMENT
In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy's International, Inc. and Subsidiaries (the "Company") as of September 28, 2003 and December 29, 2002, and the condensed results of operations and comprehensive income (see Note 4) for the quarters and year-to-date periods ended September 28, 2003 and September 29, 2002, and cash flows for the year-to-date periods ended September 28, 2003 and September 29, 2002. All of these financial statements are unaudited with the exception of the December 29, 2002 balance sheet, which is derived from audited financial statements. The Notes to the audited Consolidated Financial Statements, which are contained in the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 22, 2003, should be read in conjunction with these Consolidated Condensed Financial Statements.

NOTE 2.  NET INCOME PER SHARE
Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations include assumed conversions of stock options, net of shares assumed to be repurchased from the proceeds, and company-obligated mandatorily redeemable preferred securities converted in the second quarter of 2002, when outstanding and dilutive, and the elimination of after-tax related expenses. Options to purchase 4.6 million shares of common stock in the current quarter and year-to-date, and 3.3 million shares and 3.4 million shares in the prior year quarter and year-to-date, respectively, were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they are antidilutive.

The computations of basic and diluted earnings per common share are shown below:



                                                                      QUARTER           QUARTER        YEAR-TO-DATE    YEAR-TO-DATE
                                                                       ENDED             ENDED             ENDED           ENDED
                                                                    SEPTEMBER 28,     SEPTEMBER 29,    SEPTEMBER 28,   SEPTEMBER 29,
                                                                        2003              2002             2003            2002
                                                                    -------------     ------------     -------------   -------------
                                                                                  (In thousands, except per share data)

Income for computation of basic earnings per common share             $ 66,288          $ 60,893         $171,296       $168,058


Interest savings (net of income taxes) on assumed conversions                0                 0                0          1,395
                                                                      --------          --------         --------       --------


Income for computation of diluted earnings per common share           $ 66,288          $ 60,893         $171,296       $169,453
                                                                      ========          ========         ========       ========


Weighted average shares outstanding for computation of basic
  earnings per common share                                            113,437           115,689          113,771        110,793

Dilutive stock options                                                   1,028             1,741              845          1,879

Assumed conversions                                                          0                 0                0          3,993
                                                                      --------          --------         --------       --------

Weighted average shares outstanding for computation of diluted
  earnings  per common share                                           114,465           117,430          114,616        116,665
                                                                      ========          ========         ========       ========

Basic earnings per common share                                           $.58              $.53            $1.51          $1.52
                                                                          ====              ====            =====          =====
Diluted earnings per common share                                         $.58              $.52            $1.49          $1.45
                                                                          ====              ====            =====          =====

NOTE 3.  STOCK OPTIONS
The Company has various stock option plans that provide options for certain employees and outside directors to purchase common shares of the Company. The Company uses the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

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

Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123, the Company would have recorded net income and earnings per share as follows:

                                                             QUARTER              QUARTER           YEAR-TO-DATE      YEAR-TO-DATE
                                                              ENDED                ENDED               ENDED             ENDED
                                                          SEPTEMBER 28,        SEPTEMBER 29,       SEPTEMBER 28,      SEPTEMBER 29,
                                                              2003                 2002                2003               2002
                                                          -------------        -------------       -------------      -------------
(In millions, except per share data)

Net income                                                    $66.3                $60.9               $171.3            $168.1
Add:  Stock compensation cost recorded under APB
    Opinion No. 25, net of tax                                   .1                    0                   .4                 0
Deduct:  Stock compensation cost calculated under
    SFAS No. 123, net of tax                                   (4.0)                (3.4)               (10.9)             (8.4)
                                                              -----                -----               ------            ------
Pro forma net income                                          $62.4                $57.5               $160.8            $159.7
                                                              =====                =====               ======            ======
Earnings per share:
    Basic as reported                                          $.58                 $.53                $1.51             $1.52
                                                               ====                 ====                =====             =====
    Basic pro forma                                            $.55                 $.50                $1.41             $1.44
                                                               ====                 ====                =====             =====


     Diluted as reported                                       $.58                 $.52                $1.49             $1.45
                                                               ====                 ====                =====             =====
     Diluted pro forma                                         $.55                 $.49                $1.42             $1.39
                                                               ====                 ====                =====             =====

The impact of applying SFAS No. 123 in this proforma disclosure is not necessarily indicative of future results.

NOTE 4.  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
The components of other comprehensive income (expense) and total comprehensive income are shown below (in thousands):

                                                           QUARTER               QUARTER           YEAR-TO-DATE        YEAR-TO-DATE
                                                            ENDED                 ENDED                ENDED               ENDED
                                                         SEPTEMBER 28,         SEPTEMBER 29,       SEPTEMBER 28,       SEPTEMBER 29,
                                                             2003                 2002                 2003                 2002
                                                         -------------        --------------       -------------       -------------
 Net income                                                $66,288                $60,893            $171,296            $168,058
 Other comprehensive income (expense):
       Translation adjustments and other                      (929)               (18,230)             75,052               1,902
                                                           -------                -------            --------            --------
 Total comprehensive income                                $65,359                $42,663            $246,348            $169,960
                                                           =======                =======            ========            ========

Other comprehensive income (expense) is primarily comprised of translation adjustments related to fluctuations in the Canadian dollar. During the third quarter 2003, there was a slight weakening in the Canadian dollar versus a significant weakening in the same quarter a year ago. For year-to-date 2003, there was a significant strengthening in the Canadian dollar versus a slight strengthening in 2002. At the end of the third quarter 2003, the Canadian exchange rate was $1.35 versus $1.57 at December 29, 2002. At the end of the third quarter 2002, the Canadian exchange rate was $1.58 versus $1.59 at December 30, 2001. Other comprehensive income (expense) for the quarter and year-to-date 2003 also includes $400,000 and $1.8 million, respectively, related to fair value losses on forward contracts.

NOTE 5.  SEGMENT REPORTING
The Company operates exclusively in the food-service industry and has determined its reportable segments based on the Company's methods of internal reporting and management structure. The Company's reportable segments are Wendy's, Tim Hortons and Baja Fresh. There were no material amounts of revenues or transfers among reportable segments for the quarters and year-to-date periods ended September 28, 2003 and September 29, 2002. The following table presents information about reportable segments (in thousands):

                                             QUARTER ENDED                                   YEAR-TO-DATE ENDED
                         ------------------------------------------------       ----------------------------------------------------
                          SEPTEMBER 28,     % OF    SEPTEMBER 29,    % OF       SEPTEMBER 28,     % OF     SEPTEMBER 29,    % OF
                              2003         TOTAL        2002        TOTAL           2003          TOTAL        2002         TOTAL
                         --------------    -----    ------------    -----       -------------     -----    ------------    -------
REVENUES
    Wendy's                 $562,677       69.8%      $523,192      72.4%        $1,598,815        70.0%     $1,517,866     75.2%
    Tim Hortons              203,611       25.2%       163,647      22.7%           574,731        25.1%        465,416     23.1%
    Baja Fresh *              40,240        5.0%        35,294       4.9%           112,991         4.9%         35,294      1.7%
                            --------      ------      --------     ------        ----------       ------     ----------    ------
                            $806,528      100.0%      $722,133     100.0%        $2,286,537       100.0%     $2,018,576    100.0%
                            ========      ======      ========     ======        ==========       ======     ==========    ======

INCOME BEFORE INTEREST
AND INCOME TAXES
    Wendy's                  $72,830       56.9%       $71,393      60.6%          $192,364        56.9%       $204,138     63.4%
    Tim Hortons               56,295       44.0%        44,344      37.6%           145,290        42.9%        115,719     35.9%
    Baja Fresh *              (1,226)      (0.9)%        2,116       1.8%               748         0.2%          2,294      0.7%
                            --------      ------      --------     ------        ----------       ------     ----------    ------
                            $127,899      100.0%      $117,853     100.0%          $338,402       100.0%       $322,151    100.0%
                            ========      ======      ========     ======        ==========       ======     ==========    ======

CAPITAL EXPENDITURES
    Wendy's                  $58,106       61.5%       $67,434      76.8%          $140,341        64.1%       $181,856     77.4%
    Tim Hortons               29,349       31.0%        13,817      15.7%            61,781        28.2%         46,392     19.8%
    Baja Fresh *               7,059        7.5%         6,552       7.5%            16,750         7.7%          6,552      2.8%
                            --------      ------      --------     ------        ----------       ------     ----------    ------
                             $94,514      100.0%       $87,803     100.0%          $218,872       100.0%       $234,800    100.0%
                            ========      ======      ========     ======        ==========       ======     ==========    ======

* Baja Fresh was acquired by the Company on June 19, 2002. Information prior to that date is not included.

A reconciliation of reportable segment income before interest and income taxes to consolidated income before income taxes follows (in thousands):

                                                         QUARTER              QUARTER             YEAR-TO-DATE       YEAR-TO-DATE
                                                          ENDED                ENDED                 ENDED               ENDED
                                                       SEPTEMBER 28,        SEPTEMBER 29,         SEPTEMBER 28,      SEPTEMBER 29,
                                                           2003                 2002                  2003               2002
                                                       -------------        -------------         -------------      -------------
Income before interest and income taxes                  $127,899             $117,853              $338,402            $322,151
Corporate charges (1)                                     (22,110)             (21,580)              (63,499)            (56,447)
                                                         --------            ---------              --------            --------
Consolidated income before income taxes                  $105,789             $ 96,273              $274,903            $265,704
                                                         ========             ========              ========            ========

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

NOTE 6.  INTANGIBLE ASSETS
The table below presents amortizable and unamortizable intangible assets as of September 28, 2003 and December 29, 2002 (in thousands):

                                                   SEPTEMBER 28, 2003                              DECEMBER 29, 2002
                                         ---------------------------------------        ---------------------------------------
                                         GROSS                          NET             GROSS                          NET
                                         CARRYING     ACCUMULATED       CARRYING        CARRYING     ACCUMULATED       CARRYING
                                         AMOUNT       AMORTIZATION      AMOUNT          AMOUNT       AMORTIZATION      AMOUNT
                                         --------     ------------      --------        --------     ------------      --------
 Amortizable intangible assets:
    Patents and trademarks               $43,387       $(4,301)         $ 39,086        $42,197        $(2,732)        $ 39,465
     Purchase options                      7,500        (4,475)            3,025          7,500         (3,966)           3,534
     Other                                 5,505        (1,350)            4,155          5,190           (796)           4,394
                                                                        --------                                       --------
                                                                        $ 46,266                                       $ 47,393
                                                                        ========                                       ========
 Unamortizable intangible assets:
    Goodwill                                                            $280,011                                       $272,325
                                                                        ========                                       ========

Total intangibles amortization expense was $863,000 and $2.6 million for the quarter and year-to-date ended September 28, 2003, respectively, and $509,000 and $1.5 million for the quarter and year-to-date ended September 29, 2002, respectively. The estimated annual intangibles amortization expense for each year through 2007 is $3.4 million. The $7.7 million increase in goodwill from December 29, 2002, primarily reflects the Company's goodwill allocation related to its acquisition of five Baja Fresh franchise stores in second quarter 2003 and eight Wendy's Canada franchise stores in first quarter of 2003. Goodwill is assigned to the Company's reportable segments as follows (in thousands):


                               As of                      As of
                            September 28,              December 29,
                                2003                      2002
                           -------------               ------------
Goodwill, net
    Wendy's                   $ 44,118                  $ 42,897
    Tim Hortons                    434                       538
    Baja Fresh                 235,459                   228,890
                              --------                  --------
                              $280,011                  $272,325
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

If the acquisition had been completed as of the beginning of the period indicated below, pro forma revenues, net income and basic and diluted earnings per common share would have been as follows (in thousands, except per share amounts):

                                                          YEAR-TO-DATE
                                                              ENDED
                                                       SEPTEMBER 29, 2002
                                                       ------------------

Total revenues                                             $2,062,439
Net income                                                 $  162,525
Earnings per common share:
    Basic                                                       $1.47
    Diluted                                                     $1.41

The above selected unaudited pro forma information for the year-to-date ended September 29, 2002, includes interest expense on the Company's $225 million of 6.20% senior notes that were issued in conjunction with the acquisition of Baja Fresh. Expenses incurred by Baja Fresh in conjunction with its previously planned public offering were excluded from the calculations.

The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred at the beginning the period, nor is it necessarily indicative of future results.

NOTE 8. GUARANTEES AND INDEMNIFICATIONS The following table summarizes guarantees of the Company which are primarily comprised of certain lease and debt obligations related to franchisees and leases assigned to non-franchisees (in thousands):

                                                               BALANCE AT
                                                           SEPTEMBER 28, 2003
                                                           ------------------
 Franchisee and other lease and loan guarantees:
    Wendy's                                                     $129,995
    Tim Hortons                                                      458
    Baja Fresh                                                     4,138
                                                                --------
      Total                                                     $134,591
                                                                --------
 Contingently liable rent on leases:
    Wendy's                                                     $ 22,517
 Letters of credit:
    Wendy's                                                     $  6,631
    Tim Hortons                                                    3,075
    Baja Fresh                                                       600
                                                                --------
                                                                $ 10,306
                                                                --------
      Total guarantees and indemnifications                     $167,414
                                                                ========

In addition to the above guarantees, the Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties under specified circumstances, such as lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial and other services), software licensors, marketing and advertising firms, securities underwriters and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company. Effective January 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". In accordance with FIN No. 45 and based on available information, the Company has accrued $470,000 for guarantees and indemnities entered into between January 1, 2003 and September 28, 2003.

NOTE 9.  DEBT
In the first quarter of 2003 the Company took two steps to increase its financial flexibility to respond to potential opportunities and longer term cash requirements.

On January 30, 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which increased its capacity to issue securities up to $500 million. As of September 28, 2003, no securities under the Company's shelf registration statement have been issued.

The Company also entered into a new $200 million revolving credit facility that replaced the six revolving credit facilities totaling $200 million that were previously in place. The new revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio and limits on the amount of assets that can be sold and liens that can be placed on the Company's assets. As of September 28, 2003, the Company was in compliance with its covenants under the revolving credit facility and no amounts under the revolving credit facility were outstanding.

In the third quarter of 2003 the Company issued $50 million of commercial paper in connection with the acquisition of franchise-owned and operated Wendy's restaurants in Orlando and Tampa, Florida. The commercial paper is included in the current portion of long-term obligations in the Company's financial statements. The acquisition closed on the first day of the fourth quarter and cost approximately $87 million in total, which was paid in cash.

NOTE 10.  RECENTLY ISSUED ACCOUNTING STANDARDS
In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships initiated after June 30, 2003. The guidance outlined in this Statement is to be applied prospectively. The Company adopted this Statement in the third quarter of 2003. Such adoption did not result in an impact to the Company's financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of "Accounting Research Bulletin" ("ARB") No. 51". This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. FIN 46 is effective immediately to variable interests in a variable interest entity ("VIE") created or obtained after January 31, 2003. As amended by FASB Staff Position ("FSP") No. FIN 46-6, FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company adopted the disclosure provisions of this Interpretation in the fourth quarter of 2002, and will adopt the remaining provisions in the fourth quarter of 2003.

The FASB is currently proposing modifications and issuing FSPs that change and clarify FIN 46. These modifications and FSPs, when finalized, could impact the Company's analysis of the applicability of FIN 46 to entities that are franchisees of the Company's concepts, to the Horton's joint venture with IAWS Group/Cuisine de France, and to various advertising funds utilized by the Company to administer its advertising programs and certain other arrangements. The Company has no equity ownership interests in its franchisees and has a 50% equity ownership in the Horton's joint venture. The advertising funds collect money from franchise and company operated restaurants to be used for mutually beneficial marketing programs. None of these entities have been consolidated in the Company's third quarter financial statements. While the Company will continue to monitor and analyze developments regarding FIN 46 that would impact its applicability to some franchisee and other relationships and arrangements, at this time the Company does not believe that the consolidation of franchisees or other entities, if required, would materially impact its future operating results.

In July 2003, the EITF released EITF No. 03-03, "Applicability of Topic No. D-79, to Claims-Made Insurance Policies". This EITF clarifies that a claims-made insurance policy that provides coverage for specific known claims prior to the policy period contains a retroactive provision that should be accounted for accordingly; either separately, if practicable, or, if not practicable, the claims-made insurance policy should be accounted for entirely as a retroactive contract. The Company adopted the provisions of EITF No. 03-03 in the third quarter 2003. Such adoption did not result in an impact to the Company's financial statements.

NOTE 11.  SUBSEQUENT EVENT
On September 29, 2003, the Company acquired 68 franchise-owned and operated Wendy's restaurants in Orlando and Tampa, Florida. The transaction cost approximately $87 million, which was paid in cash.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The Company's net income increased 8.9% to $66.3 million in the current quarter, and 1.9% to $171.3 million year-to-date. Diluted earnings per share ("EPS") were $.58 and $1.49 in the current year quarter and year-to-date, respectively, versus $.52 and $1.45, respectively, in the prior year. The overall impact of Baja Fresh, including earnings less interest expense on the senior notes issued in conjunction with the acquisition, was an approximate $.025 EPS reduction in the current quarter versus $.015 EPS reduction in the prior year quarter and year-to-date, and a $.06 EPS reduction year-to-date 2003. The Canadian dollar has strengthened throughout 2003 and EPS has benefited approximately $.035 in the quarter and $.10 year-to-date 2003. In the third quarter 2002, the Company had a gain of $.02 per share from the sale of Tim Hortons' cup manufacturing business.

Same-store sales results as a percentage change for the quarter and year-to-date periods versus prior year are listed below:

                                           QUARTER                  QUARTER                YEAR-TO-DATE              YEAR-TO-DATE
                                            ENDED                    ENDED                    ENDED                      ENDED
                                     SEPTEMBER 28, 2003       SEPTEMBER 29, 2002        SEPTEMBER 28, 2003        SEPTEMBER 29, 2002
                                     ------------------       ------------------        ------------------        ------------------

Wendy's U.S. company                        0.5%                      5.0%                    (1.6%)                     5.9%
Wendy's U.S. franchise                      0.9%                      7.8%                    (0.9%)                     8.5%
Tim Hortons Canada                          5.5%                      5.8%                     4.5%                      7.7%
Tim Hortons U.S.                            6.8%                      8.8%                     3.6%                     10.9%
Baja Fresh total system                    (4.1%)                     1.2%                    (4.4%)                     3.8%


Revenues for the quarter and year-to-date periods were as follows (in thousands):

REVENUES

                                                                                                       INCREASE FROM
                                                  QUARTER ENDED                                          PRIOR YEAR
                              -------------------------------------------------------            --------------------------
                              SEPTEMBER 28,      % OF        SEPTEMBER 29,     % OF
                                  2003           TOTAL           2002          TOTAL              DOLLARS       PERCENTAGE
                              -------------      -----       -------------     -----              -------       ----------
RETAIL SALES
   Wendy's                     $487,917         75.2%         $449,909         77.8%              $38,008           8.4%
   Tim Hortons                  123,114         19.0%           95,325         16.5%               27,789          29.2%
   Baja Fresh                    37,856          5.8%           33,124          5.7%                4,732          14.3%
                               --------        ------         --------        ------              -------
                               $648,887        100.0%         $578,358        100.0%              $70,529          12.2%
                               ========        ======         ========        ======              =======

FRANCHISE REVENUES
   Wendy's                      $74,760         47.4%         $ 73,283         51.0%              $ 1,477           2.0%
   Tim Hortons                   80,497         51.1%           68,322         47.5%               12,175          17.8%
   Baja Fresh                     2,384          1.5%            2,170          1.5%                  214           9.9%
                               --------        ------         --------        ------              -------
                               $157,641        100.0%         $143,775        100.0%              $13,866           9.6%
                               ========        ======         ========        ======              =======

TOTAL REVENUES
   Wendy's                     $562,677         69.8%         $523,192         72.4%              $39,485           7.5%
   Tim Hortons                  203,611         25.2%          163,647         22.7%               39,964          24.4%
   Baja Fresh                    40,240          5.0%           35,294          4.9%                4,946          14.0%
                               --------        ------         --------        ------              -------
                               $806,528        100.0%         $722,133        100.0%              $84,395          11.7%
                               ========        ======         ========        ======              =======

REVENUES

                                                                                                            INCREASE FROM
                                                  YEAR-TO-DATE                                                PRIOR YEAR
                                  --------------------------------------------------------           ---------------------------
(In thousands):
                                  SEPTEMBER 28,       % OF       SEPTEMBER 29,       % OF
                                      2003            TOTAL          2002            TOTAL            DOLLARS         PERCENTAGE
                                  -------------      ------      -------------      ------            -------         ----------
RETAIL SALES
   Wendy's                        $1,385,262          75.0%       $1,307,508         80.7%             $77,754            5.9%
   Tim Hortons                       356,186          19.3%          279,647         17.3%              76,539           27.4%
   Baja Fresh *                      106,327           5.7%           33,124          2.0%              73,203            n/a
                                  ----------         -----        ----------        -----             --------
                                  $1,847,775         100.0%       $1,620,279        100.0%            $227,496           14.0%
                                  ==========         =====        ==========        ======            ========

FRANCHISE REVENUES
   Wendy's                          $213,553          48.7%         $210,358         52.8%             $ 3,195            1.5%
   Tim Hortons                       218,545          49.8%          185,769         46.7%              32,776           17.6%
   Baja Fresh *                        6,664           1.5%            2,170          0.5%               4,494            n/a
                                  ----------         -----        ----------        -----             --------
                                    $438,762         100.0%         $398,297        100.0%             $40,465           10.2%
                                  ==========         =====        ==========        ======            ========

TOTAL REVENUES
   Wendy's                        $1,598,815          69.9%       $1,517,866         75.2%             $80,949            5.3%
   Tim Hortons                       574,731          25.2%          465,416         23.1%             109,315           23.5%
   Baja Fresh *                      112,991           4.9%           35,294          1.7%              77,697            n/a
                                  ----------         -----        ----------        -----             --------
                                  $2,286,537         100.0%       $2,018,576        100.0%            $267,961           13.3%
                                  ==========         =====        ==========        ======            ========


* Baja Fresh was acquired by the Company on June 19, 2002. Information prior to that date is not included.

WENDY'S
RETAIL SALES
Total Wendy's retail sales for the third quarter increased $38.0 million, or 8.4%, to $487.9 million and $77.8 million, or 5.9%, to $1.4 billion year-to-date. Of this total, domestic Wendy's retail sales increased $27.8 million, or 6.9%, to $430.9 million in the quarter and $56.9 million, or 4.8%, to $1.2 billion year-to-date. For domestic company operated Wendy's restaurants, the average number of restaurants increased by 84 in the quarter and 82 year-to-date. Average sales decreased .5% to $356,230 per restaurant in the quarter and 2.3% to $1.0 million year-to-date. Same-store sales in Wendy's domestic company restaurants increased .5% in the quarter and decreased 1.6% year-to-date. The domestic company operated Wendy's restaurant same-store sales increase during the quarter reflects an increase in the number of transactions of .3% and an increase in the average check of .3%. The year-to-date decrease reflects a decrease in the number of transactions of 1.2% and average check of ..4%. Domestic selling prices increased .5% in both the quarter and year-to-date.

Canadian Wendy's retail sales increased $10.2 million, or 31.0%, in the third quarter and $21.2 million, or 22.9%, year-to-date. Approximately 41% and 43% of the increase is due to strengthening of the Canadian dollar in the quarter and year-to-date, respectively, as compared to the prior year. Also, at quarter-end, the Company operated 143 Canadian Wendy's restaurants versus 128 in 2002. Canadian Wendy's same-store sales for company operated restaurants, in local currency, increased 4.3% in the third quarter and 2.1% year-to-date. Outside of North America, the Company only operates two restaurants.

FRANCHISE REVENUES
Total Wendy's franchise revenues increased $1.5 million, or 2.0%, to $74.8 million in the quarter and $3.2 million, or 1.5%, to $213.6 million year-to-date. Royalties increased $2.7 million, or 4.5%, to $63.2 million in the quarter and $4.3 million, or 2.4%, to $179.1 million year-to-date, due primarily to an increase in franchise stores open. The average number of domestic Wendy's franchise restaurants increased by 145 in the quarter and year-to-date, to a total of 4,438 as of September 28, 2003. Average net sales at franchise domestic restaurants increased 1.0% to $329,767 per restaurant in the quarter and decreased .8% to $942,944 year-to-date. Same-store sales at franchise domestic restaurants increased .9% for the quarter and decreased .9% year-to-date. In local currency, Canadian Wendy's same-store franchise restaurant sales increased 2.6% in the quarter and .7% year-to-date, while other international same-store franchise sales increased 1.1% for the quarter and 1.2% year-to-date.

TIM HORTONS
The significant majority of Tim Hortons ("Hortons") operations are in Canada. The strengthening of the Canadian dollar in the current year versus 2002 increased amounts reported in U.S. dollars from Hortons on average by approximately 12% in the quarter and 9% year-to-date.

RETAIL SALES
Total Hortons retail sales increased $27.8 million, or 29.2%, to $123.1 million in the third quarter and $76.5 million, or 27.4%, to $356.2 million year-to-date. The strengthening of the Canadian dollar accounted for approximately $11 million of the increase in the quarter and $25 million year-to-date. The remaining increase reflected Canadian warehouse sales (sales of dry goods to franchisees) which increased $18.5 million, or 22.1%, in the quarter and $60.1 million, or 24.9%, year-to-date. This reflected a net increase of 159 Hortons' Canadian franchised restaurants serviced compared to September 29, 2002 and same-store sales growth in local currency of 5.5% for the quarter and 4.5% year-to-date. Retail sales in the U.S. decreased $2.7 million to $4.1 million in the quarter, and $8.6 million to $14.2 million year-to-date, reflecting fewer company operated restaurants as Hortons continued the strategy of franchising company operated restaurants in the U.S.

FRANCHISE REVENUES
Total Hortons franchise revenues increased $12.2 million, or 17.8%, to $80.5 million in the third quarter and $32.8 million, or 17.6%, to $218.5 million year-to-date. The strengthening of the Canadian dollar accounted for approximately $8 million of the increase in the quarter and $16 million year-to-date. Of the remaining $4.2 million, or 6.6%, increase in the quarter and $16.8 million, or 8.8%, increase year-to-date, Canadian rental income from restaurants leased to franchisees increased $5.7 million, or 15.1%, in the quarter and $17.0 million, or 16.0%, year-to-date. The increase reflected the growth in the number and average sales of franchise stores (rent is generally charged as a percent of sales). Canadian royalties also increased $1.9 million, or 15.2%, in the quarter and $5.0 million, or 13.8%, year-to-date. This reflected same-store sales increases in local currency of 5.5% for the quarter and 4.5% year-to-date, and a net increase of 159 Canadian franchise restaurants compared to September 29, 2002. Total Hortons franchise fees decreased $3.4 million, or 25.7%, for the quarter and $5.6 million, or 18.4%, year-to-date, reflecting a decrease in the number of full-sized businesses sold to franchisees versus last year.

BAJA FRESH
The results of Baja Fresh's operations have been included in the Company's consolidated financial statements since June 19, 2002.

RETAIL SALES
Total Baja Fresh retail sales were $37.9 million for the third quarter 2003, an increase of $4.7 million, or 14.3% from third quarter 2002, and were $106.3 million year-to-date. The increase in the third quarter 2003 over 2002 was driven by a 35% increase in the number of company operated restaurants open. As of September 28, 2003, there were 119 Baja Fresh company operated restaurants, which is an increase of 31 from 2002. Same-stores sales in Baja Fresh company operated restaurants decreased 3.1% for the quarter and 2.8% year-to-date.

FRANCHISE REVENUES
Total Baja Fresh franchise revenues were $2.4 million in the quarter, an increase of $214,000, or 9.9% from third quarter 2002, and were $6.7 million year-to-date. Royalties were $2.0 million in the quarter, an increase of $360,000, or 21.6% from third quarter 2002, and were $5.5 million year-to date. The remainder was comprised of franchise fees. Same-store sales at Baja Fresh franchise restaurants decreased 5.0% in the quarter and 5.8% year-to-date. As of September 28, 2003, there were 136 Baja Fresh franchise restaurants, which is an increase of 36 from 2002.

COST OF SALES, COMPANY RESTAURANT OPERATING COSTS, AND OPERATING COSTS

                                                                                                                 INCREASE FROM
                                                           QUARTER ENDED                                           PRIOR YEAR
                                       --------------------------------------------------------              -----------------------
                                       SEPTEMBER 28,      % OF        SEPTEMBER 29,      % OF
                                           2003           TOTAL           2002           TOTAL               DOLLARS     PERCENTAGE
                                       ------------       -----       -------------      -----               -------     ----------
COST OF SALES
   Wendy's                               $296,176         71.0%         $268,321         74.0%               $27,855        10.4%
   Tim Hortons                             96,230         23.1%           72,992         20.1%                23,238        31.8%
   Baja Fresh*                             24,625          5.9%           21,402          5.9%                 3,223        15.1%
                                         --------        ------         --------        ------               -------
                                         $417,031        100.0%         $362,715        100.0%               $54,316        15.0%
                                         ========        ======         ========        ======               =======

COMPANY RESTAURANT
OPERATING COSTS
   Wendy's                               $122,271         89.1%         $111,488         90.9%               $10,783         9.7%
   Tim Hortons                              2,986          2.2%            3,610          3.0%                  (624)      (17.3)%
   Baja Fresh*                             11,873          8.7%            7,493          6.1%                 4,380        58.5%
                                         --------        ------         --------        ------               -------
                                         $137,130        100.0%         $122,591        100.0%               $14,539        11.9%
                                         ========        ======         ========        ======               =======

OPERATING COSTS
   Wendy's                                $ 4,661         14.4%          $ 4,314         13.8%                $ 347          8.0%
   Tim Hortons                             27,780         85.6%           27,025         86.2%                  755          2.8%
   Baja Fresh*                                  0          0.0%                0          0.0%                  0            0.0%
                                         --------        ------         --------        ------               -------
                                          $32,441        100.0%          $31,339        100.0%                $1,102         3.5%
                                         ========        ======         ========        ======               =======

                                                                                                                 INCREASE FROM
                                                           YEAR-TO-DATE                                            PRIOR YEAR
                                       -------------------------------------------------------              ------------------------
(In thousands):
                                       SEPTEMBER 28,     % OF         SEPTEMBER 29,     % OF
                                           2003          TOTAL            2002          TOTAL               DOLLARS     PERCENTAGE
                                       -------------     ------       -------------     -----               --------    ----------
COST OF SALES
   Wendy's                              $  841,845        70.8%       $  780,852         76.6%              $ 60,993         7.8%
   Tim Hortons                             279,734        23.5%          217,164         21.3%                62,570        28.8%
   Baja Fresh *                             67,212         5.7%           21,402          2.1%                45,810         n/a
                                        ----------       ------       ----------        ------              --------
                                        $1,188,791       100.0%       $1,019,418        100.0%              $169,373        16.6%
                                        ==========       ======       ==========        ======              ========

COMPANY RESTAURANT
OPERATING COSTS
   Wendy's                                $353,063        89.7%         $323,569         94.4%              $ 29,494         9.1%
   Tim Hortons                               9,299         2.4%           11,627          3.4%                (2,328)      (20.0)%
   Baja Fresh *                             31,272         7.9%            7,493          2.2%                23,779         n/a
                                          --------       ------         --------        ------              --------
                                          $393,634       100.0%         $342,689        100.0%              $ 50,945        14.9%
                                          ========       ======         ========        ======              ========

OPERATING COSTS
   Wendy's                                 $13,470        14.6%          $13,251         15.9%              $    219         1.7%
   Tim Hortons                              78,800        85.4%           70,004         84.1%                 8,796        12.6%
   Baja Fresh *                                  0         0.0%                0          0.0%                     0         0.0%
                                           -------      -------          -------         -----               -------
                                           $92,270       100.0%          $83,255        100.0%               $ 9,015        10.8%
                                           =======       ======          =======        ======               =======

* Baja Fresh was acquired by the Company on June 19, 2002. Information prior to that date is not included.

WENDY'S
COST OF SALES AND RESTAURANT OPERATING COSTS
Wendy's cost of sales includes food, paper and labor for company operated restaurants and the cost of goods sold to franchisees from Wendy's bun baking facilities. Total Wendy's cost of sales increased $27.9 million, or 10.4%, to $296.2 million in the quarter and $61.0 million, or 7.8%, to $841.8 million year-to-date. The increase in cost of sales is primarily due to an increase in the number of company operated restaurants and higher food costs. Wendy's domestic restaurant cost of sales increased $21.3 million, or 8.9%, to $260.7 million in the quarter and $45.6 million, or 6.5%, to $744.5 million year-to-date. Wendy's domestic cost of sales as a percent of Wendy's domestic retail sales increased 1.1% in the quarter and 1.0% year-to-date. Domestic food costs, as a percent of domestic retail sales, increased .8% in the quarter and ..3% year-to-date. The increase in food costs reflects an increase in beef prices of 6.6% in the quarter and .3% year-to-date, a 30.7% increase in tomato prices in the quarter and 14.5% year-to-date, and an overall increase in other commodity prices. Domestic labor costs, as a percent of sales, increased .3% in the quarter and .7% year-to-date, primarily reflecting the de-leverage impact of lower average sales and a slight average crew wage rate increase of 1.3% for the quarter and 1.5% year-to-date.

Wendy's company restaurant operating costs include costs necessary to manage and operate restaurants other than cost of sales and depreciation. Total Wendy's company restaurant operating costs increased $10.8 million, or 9.7%, to $122.3 million in the quarter and $29.5 million, or 9.1%, to $353.1 million year-to-date. Of this total, domestic Wendy's company restaurant operating costs increased $8.2 million, or 8.0%, to $111.6 million in the quarter and $23.8 million, or 8.0%, to $323.1 million year-to-date. The increase in domestic Wendy's company restaurant operating costs is primarily due to an increase in the number of company operated restaurants. The number of domestic Wendy's company operated restaurants increased by 76 from 2002 to a total of 1,213 at September 28, 2003.

Canadian Wendy's cost of sales increased $6.4 million in the quarter, or 31.5%, and $13.9 million, or 23.5%, year-to-date. Canadian Wendy's company restaurant operating costs increased $2.5 million in the quarter and $5.7 million year-to-date. Approximately 40% of the increase in Wendy's Canada cost of sales and company restaurant operating costs for the quarter and year-to-date reflects the strengthening of the Canadian dollar. Canadian Wendy's same-store sales for company operated restaurants, in local currency, increased 4.3% in the quarter and 2.1% year-to-date. The number of Wendy's Canada company operated restaurants increased by 15 from 2002. Outside of North America, the Company only operates two restaurants.

OPERATING COSTS
Wendy's operating costs include rent expense related to properties subleased to franchisees and costs related to operating and maintaining Wendy's bun making facilities. Total Wendy's operating costs were comparable to the prior year with an increase of 8.0% to $4.7 million in the quarter and 1.7% to $13.5 million year-to-date.

TIM HORTONS
COST OF SALES
Hortons' cost of sales includes food, paper and labor for company operated restaurants and the cost of goods sold to franchisees from Hortons' distribution warehouses and coffee roasting facility. Total Hortons cost of sales increased $23.2 million, or 31.8%, in the quarter and $62.6 million, or 28.8%, year-to-date. The strengthening of the Canadian dollar accounted for approximately $9 million of the increase in the quarter and $20 million year-to-date. Of the remaining $14.2 million increase in the quarter and $42.6 million year-to-date, Hortons' Canadian warehouse cost of sales increased $15.7 million, or 24.0%, to $89.3 million in the quarter and $49.5 million, or 26.0%, to $258.5 million year-to-date. These increases were more than offset by the increase in retail sales previously discussed and reflect additional sales to Canadian franchisees due to an increase in the number of franchise restaurants and higher average sales per restaurant. Hortons U.S. cost of sales were $2.4 million in the quarter and $8.3 million year-to-date, a decrease of $1.9 million and $7.1 million from 2002, respectively, reflecting the continuing strategy to franchise company operated restaurants.

OPERATING COSTS
Hortons' operating costs include rent expense related to properties subleased to franchisees, cost of equipment sold to Hortons' franchisees as part of the initiation of the franchise business, costs to operate and maintain the distribution warehouses and coffee roasting facility, and training and other costs to ensure successful franchise openings. Total Hortons' operating costs increased $755,000, or 2.8%, to $27.8 million in the quarter and $8.8 million, or 12.6%, to $78.8 million year-to-date. Operating costs increased $3 million in the quarter and $6 million year-to-date due to the stronger Canadian dollar. Canadian Hortons' rent expense also increased $236,000 to $10.1 million in the quarter and $3.8 million, or 14.7%, to $32.1 million year-to-date, reflecting the growth in the number of properties leased and then subleased to Canadian franchisees, as well as higher percentage rent due to higher sales. Rental income from these subleases is included in franchise revenues. Costs of operating and maintaining Canadian warehouse operations increased $639,000 to $7.7 million in the quarter and $2.5 million to $21.2 million year-to-date. Partially offsetting these increases, total Hortons cost of equipment and other franchise costs decreased $2.7 million to $8.7 million in the quarter and $3.9 million to $21.9 million year-to-date.

BAJA FRESH
COST OF SALES AND RESTAURANT OPERATING COSTS
Total Baja Fresh company restaurant cost of sales totaled $24.6 million for the third quarter, an increase of $3.2 million, or 15.1%, from third quarter 2002, and were $67.2 million year-to-date 2003. Total Baja Fresh company restaurant operating costs totaled $11.9 million for the quarter, an increase of $4.4 million from third quarter 2002, and were $31.3 million for the year-to-date.

CONSOLIDATED
GENERAL AND ADMINISTRATIVE EXPENSES
Consolidated general and administrative expenses increased $1.0 million, or 1.5%, to $64.5 million in the quarter and $13.9 million, or 7.8%, to $192.6 million for the year-to-date. As a percent of revenues, costs were .8% lower in the quarter at 8.0% and .5% lower year-to-date at 8.4%. As a percent of revenues, the decrease from the prior year quarter and year-to-date primarily reflects lower performance-based bonuses, as well as controlled overhead costs. The dollar increase for year-to-date 2003 includes incremental expenses for Baja Fresh of $6.0 million and the impact of the stronger Canadian dollar. If the incremental expense from Baja Fresh is excluded, general and administrative expenses increased 4.5% over the prior year-to-date. The Company believes it is useful to provide the impact that Baja Fresh had on general and administrative expenses since the results of Baja Fresh's operations have only been included in the Company's financial statements since June 19, 2002.

DEPRECIATION OF PROPERTY AND EQUIPMENT
Consolidated depreciation of property and equipment for the quarter and year-to-date increased from 2002 reflecting the Company's information technology initiatives and additional restaurant development.

OTHER EXPENSE AND INCOME
Consolidated other income includes expenses and income that are not directly derived from the Company's primary businesses. This includes income from the Company's investments in joint ventures and other minority investments. Expenses include store closures, other asset write-offs, and reserves for international and legal issues.

Consolidated other expense and income improved $2.3 million over the prior year quarter and $6.5 million over the prior year-to-date. Included in this improvement is equity income related to the Company's joint venture with IAWS Group/Cuisine de France, as well as favorable currency adjustments in the year-to-date period associated with the strengthening of the Canadian dollar. Partly offsetting the higher income was the gain from selling the Hortons cup manufacturing business in the third quarter of 2002.

INCOME TAXES
Consolidated income tax expense increased $4.1 million in the quarter and $6.0 million year-to-date. The Company's effective tax rate increased to 37.34% in the quarter from 36.75% in the third quarter of 2002, and 37.69% from 36.75% for the year-to-date. The increases in the quarter and year-to-date periods both include the impact from state tax law changes, particularly in Ohio, that took effect during second quarter 2003. The increases also reflect a greater portion of income from Hortons Canada, including higher earnings and a stronger Canadian dollar, which has the impact of increasing the consolidated effective tax rate.

FOREIGN CURRENCY
The primary currency exposure the Company has is to the Canadian dollar. The results of Wendy's and Hortons' Canadian operations are translated into U.S. dollars. In addition, various cross border transactions must be "marked to market" each quarter with the income impact included in "Other Income". The positive impact on third quarter 2003 diluted earnings per share was approximately $.035 and $.10 year-to-date, including marked-to-market amounts and the favorable impact of translating Wendy's and Hortons' Canadian operations. For the quarter and year-to-date periods 2003, the average Canadian exchange rate was $1.38 and $1.43, respectively, versus $1.56 and $1.57 for the prior year quarter and year-to-date.

                              COMPREHENSIVE INCOME
Comprehensive income increased $22.7 million in the quarter and $76.4 million year-to-date and includes net income, which increased $5.4 million in the quarter and $3.2 million year-to-date, and translation and other adjustments that primarily include the effects from changes in foreign currency, primarily the Canadian dollar. Translation and other adjustments increased $17.3 million in the quarter and $73.2 million year-to-date, reflecting a stronger Canadian dollar.

                               FINANCIAL POSITION
OVERVIEW
The Company continues to maintain a strong balance sheet to support system growth and financial flexibility. The long-term debt-to-equity and debt-to-total capitalization ratios were 42% and 30%, respectively, at September 28, 2003. Standard & Poor's and Moody's rate the Company's senior unsecured debt BBB+ and Baa-1, respectively. Cash increased $64.9 million during the quarter and $41.6 million year-to-date primarily reflecting the $50 million commercial paper issued in anticipation of a fourth quarter franchise acquisition. Year-to-date cash generated by operations was more than offset by capital expenditures, the repurchase of common stock and the payment of dividends.

COMPARATIVE CASH FLOWS
Cash flows from operations were $270.6 million year-to-date, a decrease of $63.7 million compared to the prior year. The most significant component of the 2003 decrease was increased tax payments of $57.2 million in the current year.

Net cash used in investing activities totaled $217.2 million year-to-date compared to $502.6 million for the prior year-to-date. The $285.4 million decrease in cash used primarily relates to the acquisition of Baja Fresh in the second quarter 2002 for $287.4 million. The difference also includes lower 2003 capital expenditures of $15.9 million due to timing of payments, and a decrease in joint venture and equity investments of $21.6 million. In the prior year the Company received $20.0 million from the sale of the Hortons cup manufacturing business. Year-to-date through third quarter 2002, the Company invested $9.0 million for a 45% interest in Cafe Express, an owner of fast casual restaurants, and invested an additional $18.3 million in a joint venture with IAWS Group/Cuisine de France. Year-to-date 2003, the Company has invested an additional $6.2 million in this joint venture.

Financing activities used cash of $11.8 million year-to-date 2003 compared to a net cash inflow of $251.5 million in 2002. The difference of $263.3 million is primarily due to proceeds from the issuance of debt of $224.4 million in the second quarter 2002 compared to $50.0 million year-to-date 2003, reduced proceeds from the exercise of employee stock options and a greater number of common shares repurchased in 2003. Proceeds from the exercise of stock options were $63.0 million higher in the prior year. A total of $50.0 million was used to repurchase 1.9 million common shares in 2003 compared to 731,500 common shares repurchased for $24.7 million in the first nine months of 2002. As of the end of the third quarter 2003, $173 million remained under the repurchase authorization as approved by the Company's Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities should provide for the Company's projected short-term and long-term cash requirements, including cash for capital expenditures, future acquisitions of restaurants from franchisees or other corporate purposes. The Company is committed to a strong capital structure and financial profile, and intends to maintain an investment grade rating. If additional funds are needed for mergers, acquisitions or other strategic investments, the Company believes it could borrow additional cash and still maintain its investment grade rating. In the event the Company's rating declines, the Company may incur an increase in borrowing costs. If the decline in the rating is significant, it is possible that the Company would not be able to borrow on acceptable terms.

Factors that could be significant to the determination of the Company's credit ratings include sales and cost trends, margins at Wendy's U.S. company restaurants, the Company's cash position, cash flow, capital expenditures and capitalization and stability of earnings.

In the third quarter of 2003 the Company issued $50 million of commercial paper in connection with the acquisition of 68 franchise-owned and operated Wendy's restaurants in Orlando and Tampa, Florida. The acquisition closed on the first day of the fourth quarter and cost approximately $87 million in total, which was paid in cash. The Company plans to refranchise some of the 68 acquired restaurants during the remainder of 2003 and 2004.

In the first quarter of 2003, the Company took two steps to increase its financial flexibility to respond to potential opportunities and longer term cash requirements. These included filing a shelf registration statement on Form S-3 with the Securities and Exchange Commission to issue up to $500 million of securities and entering into a new $200 million revolving credit facility. The new $200 million revolving credit facility replaced the six revolving credit facilities totaling $200 million that were previously in place. The new revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio, and limits on the amount of assets that can be sold and liens that can be placed on the Company's assets. As of September 28, 2003, the Company was in compliance with its covenants under the revolving credit facility and no amounts under that facility were outstanding.

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

Third quarter and year-to-date new restaurant development for 2003 and 2002 is summarized in the chart below:


                                      THIRD               THIRD          YEAR-TO-DATE       YEAR-TO-DATE         FULL YEAR
                                  QUARTER 2003        QUARTER 2002           2003               2002            2003 OUTLOOK
                                  ------------        ------------       ------------       ------------        ------------

Wendy's                                68                   71                159                169              295-315
Hortons                                56                   55                110                114              195-210
Baja Fresh *                           14                   17                 46                 26                70-80
                                      ---                  ---                ---                ---              -------
    Totals                            138                  143                315                309              560-605
                                      ===                  ===                ===                ===              =======

* Baja Fresh was acquired by the Company on June 19, 2002. Information prior to that date is included for informational purposes only.

The Company will continue to evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures that could add to the Company's long-term earnings growth. Year-to-date 2003, the Company has made an additional investment of $6.2 million in its joint venture investment between Hortons Canada and IAWS Group/Cuisine de France. Capital expenditures for 2003 are expected to be in the range of $325 million to $365 million for new restaurant development, remodeling, maintenance and technology initiatives. In 2003, the Company also plans to invest $7 million to $10 million on new business opportunities and to expand its Hortons joint venture facility in Canada.

The Company's anticipated diluted earnings per share is in the range of $1.97 to $2.03 for the full year 2003, which would be an increase of 4% to 7% from 2002. The Company is maintaining its long-term annual EPS growth goal of 12% to 15%, and will be evaluating the longer term impact of the tax rate change and other factors during the remainder of 2003.

                                   MARKET RISK
The Company's exposure to various market risks remains substantially the same as of December 29, 2002. The Company's disclosures about market risk are incorporated herein by reference from page 11 of the Company's Form 10-K/A filed with the Securities and Exchange Commission on April 22, 2003.

The following is a summary of derivative contracts entered into and outstanding as of September 28, 2003:

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

The Company seeks to manage its cash flows, net income, and balance sheet exposure to changes in the value of foreign currencies. The Company may use derivative products to reduce the risk of a significant negative impact on its U.S. dollar cash flows or income. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. The Company does not speculate in foreign currency and does not hedge foreign currency translation or foreign currency net assets and liabilities.

Forward currency contracts to sell Canadian dollars and buy $77.0 million U.S. dollars were outstanding as of September 28, 2003. These contracts mature at various dates through January 2005 and are considered to be highly effective cash flow hedges according to criteria specified in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In accordance with SFAS No. 133 the Company defers unrealized gains and losses arising from these contracts until the related transactions occur. The fair value loss on the contracts as of September 28, 2003 of $1.8 million is included as a component of accumulated other comprehensive income and will be reclassified to earnings and offset against the underlying transactions when the transactions occur. Fair values are determined from quoted market prices.

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

The interest rate swap outstanding on September 28, 2003 is for the notional amount of $100.0 million and meets specific conditions of SFAS No. 133 to be considered a highly effective fair value hedge of a portion of the Company's long-term debt. Accordingly, gains and losses arising from the swap are completely offset against gains or losses of the underlying debt obligation. The fair value gain on the interest rate swap was $576,000 as of September 28, 2003 based on quoted market prices. The swap matures in December 2005.

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                             SYSTEMWIDE RESTAURANTS

                                      AS OF           AS OF            INCREASE/                  AS OF                INCREASE /
                                   SEPTEMBER 28,      JUNE 29,         (DECREASE)              SEPTEMBER 29,           (DECREASE)
                                       2003            2003         FROM PRIOR QUARTER             2002              FROM PRIOR YEAR
                                  -------------      --------      ------------------         -------------         ---------------
Wendy's
   U.S
     Company                            1,213           1,201               12                    1,137                      76
     Franchise                          4,438           4,405               33                    4,291                     147
                                       ------          ------           ------                   ------                  ------
                                        5,651           5,606               45                    5,428                     223
                                       ======          ======           ======                   ======                  ======

   Canada
     Company                              143             143                0                      128                      15
     Franchise                            214             213                1                      216                      (2)
                                       ------          ------           ------                   ------                  ------
                                          357             356                1                      344                      13
                                       ======          ======           ======                   ======                  ======

   Other International
     Company *                              4               4                0                        5                      (1)
     Franchise                            343             342                1                      356                     (13)
                                       ------          ------           ------                   ------                  ------
                                          347             346                1                      361                     (14)
                                       ======          ======           ======                   ======                  ======

*Includes two Hawaii Stores

Total Wendy's
     Company                            1,360           1,348               12                    1,270                      90
     Franchise                          4,995           4,960               35                    4,863                     132
                                       ------          ------           ------                   ------                  ------
                                        6,355           6,308               47                    6,133                     222
                                       ======          ======           ======                   ======                  ======

Tim Hortons
   U.S
     Company                               26              28               (2)                      42                     (16)
     Franchise                            140             134                6                      111                      29
                                       ------          ------           ------                   ------                  ------
                                          166             162                4                      153                      13
                                       ======          ======           ======                   ======                  ======

   Canada
     Company                               35              34                1                       28                       7
     Franchise                          2,238           2,189               49                    2,079                     159
                                       ------          ------           ------                   ------                  ------
                                        2,273           2,223               50                    2,107                     166
                                       ======          ======           ======                   ======                  ======

Total Tim Hortons
     Company                               61              62               (1)                      70                      (9)
     Franchise                          2,378           2,323               55                    2,190                     188
                                       ------          ------           ------                   ------                  ------
                                        2,439           2,385               54                    2,260                     179
                                       ======          ======           ======                   ======                  ======

Baja Fresh
     Company                              119             112                7                       88                      31
     Franchise                            136             129                7                      100                      36
                                       ------          ------           ------                   ------                  ------
Total Baja Fresh                          255             241               14                      188                      67
                                       ======          ======           ======                   ======                  ======

Total System
     Company                            1,540           1,522               18                    1,428                     112
     Franchise                          7,509           7,412               97                    7,153                     356
                                       ------          ------           ------                   ------                  ------
                                        9,049           8,934              115                    8,581                     468
                                       ======          ======           ======                   ======                  ======

                      RECENTLY ISSUED ACCOUNTING STANDARDS
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships initiated after June 30, 2003. The guidance outlined in this Statement is to be applied prospectively. The Company adopted this Statement in third quarter 2003. Such adoption did not have an impact on the Company's financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of "Accounting Research Bulletin" ("ARB") No. 51". This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests. FIN 46 is effective immediately to variable interests in a variable interest entity ("VIE") created or obtained after January 31, 2003. As amended by FASB Staff Position ("FSP") No. FIN 46-6, FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company adopted the disclosure provisions of this Interpretation in the fourth quarter of 2002, and will adopt the remaining provisions in the fourth quarter of 2003.

The FASB is currently proposing modifications and issuing FSPs that change and clarify FIN 46. These modifications and FSPs, when finalized, could impact the Company's analysis of the applicability of FIN 46 to entities that are franchisees of the Company's concepts, to the Horton's joint venture with IAWS Group/Cuisine de France, and to various advertising funds utilized by the Company to administer its advertising programs and certain other arrangements. The Company has no equity ownership interests in its franchisees and has a 50% equity ownership in the Horton's joint venture. The advertising funds collect money from franchise and company operated restaurants to be used for mutually beneficial marketing programs. None of these entities have been consolidated in the Company's third quarter financial statements. While the Company will continue to monitor and analyze developments regarding FIN 46 that would impact its applicability to some franchisee and other relationships and arrangements, at this time the Company does not believe that the consolidation of franchisees or other entities, if required, would materially impact its future operating results.

Emerging Issue Task Force 03-03, "Applicability of Topic No. D-79 to Claims-Made Insurance Policies" was issued in July 2003. This Issue clarifies that a claims-made insurance policy that provides coverage for specific known claims prior to the policy period contains a retroactive provision that should be accounted for accordingly; either separately, if practicable, or, if not practicable, the claims-made insurance policy should be accounted for entirely as a retroactive contract. The Company adopted the provisions of EITF No. 03-03 in third quarter 2003. Such adoption did not result in an impact to the Company's financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 This information is incorporated by reference from the section titled "Market Risk" on page 23 of this Form 10-Q.

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

                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Index to Exhibits on Page 29.

(b) The Company filed four reports on Form 8-K for the quarter ended September 28, 2003. The first report on Form 8-K was filed July 7, 2003 as the Company issued a press release announcing an increase in its effective tax rate, preliminary second quarter 2003 earnings per share, a revised earnings per share goal for 2003, and June 2003 sales results. A copy of the press release was attached to the filing.

      The second report on Form 8-K was filed July 24, 2003 as the Company issued a press release and other financial information regarding its second quarter 2003 results. A copy of the press release and other financial information was attached to the filing.

      The third report on Form 8-K was filed August 5, 2003 as the Company issued a press release reporting preliminary July 2003 sales results and plans to acquire Wendy's restaurants from retiring Florida franchisees. A copy of the press release was attached to the filing.

      The fourth report on form 8-K was filed September 3, 2003 as the Company issued a press release reporting August 2003 sales results. A copy of the press release was attached to the filing.

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



                                            WENDY'S INTERNATIONAL, INC.
                                            ---------------------------
                                                  (Registrant)


Date:   November 10, 2003                   /s/ Kerrii B. Anderson
                                            ----------------------
                                            Kerrii B. Anderson
                                            Executive Vice President and
                                            Chief Financial Officer

                  WENDY'S INTERNATIONAL, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS


              Exhibit
               Number                            Description                           Page No.
               ------                            -----------                           --------

               31(a)                       Rule 13a-14(a)/15d-14(a)                       30
                                               Certification of
                                           Chief Executive Officer


               31(b)                       Rule 13a-14(a)/15d-14(a)                       31
                                               Certification of
                                           Chief Financial Officer

               32(a)                    Section 1350 Certification of                     32
                                           Chief Executive Officer


               32(b)                    Section 1350 Certification of                     33
                                           Chief Financial Officer


                 99                           Safe Harbor Under                        34 - 35
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