Form 10-K
period 2003-12-28
WENDYS INTERNATIONAL INC
filed 2004-03-12
CIK 105668

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2003

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-8116

WENDY’S INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Ohio	31-0785108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 256, 4288 West Dublin- Granville Road, Dublin, Ohio	43017-0256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 614-764-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $.10 stated value (114,410,324 shares outstanding at March 1, 2004)	New York Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒  NO  ☐.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which such voting stock was last sold, as of June 29, 2003, was $3,282,311,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Financial Statements and Other Information furnished with the Definitive 2004 Proxy Statement dated March 2, 2004 are incorporated by reference into Parts I and II.

Portions of the Definitive 2004 Proxy Statement dated March 2, 2004 are incorporated by reference into Parts II and III.

Exhibit index on pages 16-18.

PART I

Item 1.	Business

The Company

Wendy’s International, Inc. was incorporated in 1969 under the laws of the State of Ohio. Wendy’s International, Inc. and its subsidiaries are collectively referred to herein as the “Company.”

The Company is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service and fast-casual restaurants serving high quality food. At December 28, 2003, there were 6,481 Wendy’s restaurants (“Wendy’s”) in operation in the United States and in 21 other countries and territories. Of these restaurants, 1,465 were operated by the Company and 5,016 by the Company’s franchisees.

At December 28, 2003, the Company and its franchisees operated 2,527 Tim Hortons (“Hortons”) restaurants with 2,343 restaurants in Canada and 184 restaurants in the United States. Of these restaurants open at December 28, 2003, only 57 were company operated.

Additionally, at December 28, 2003, the Company and its franchisees operated 283 Baja Fresh restaurants in 25 states. This included 132 company operated restaurants and 151 franchise restaurants.

Operations

Each Wendy’s restaurant offers a relatively standard menu featuring hamburgers and filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. Wendy’s menu also includes chicken nuggets, chicken strips, chili, baked and French fried potatoes, prepared salads, desserts, soft drinks and other non-alcoholic beverages and children’s meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

Each Hortons unit offers coffee, cappuccino, fresh baked goods such as donuts, muffins, pies, croissants, tarts, cookies, cakes, bagels, and in some units, sandwiches, soups and fresh-baked breads.

Baja Fresh offers a range of fast-casual, fresh Mexican food. The menu includes a variety of fresh, flavorful food including burritos, tacos, quesadillas, nachos, tostadas, beans and rice.

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

Generally, the Company does not sell food or supplies to its Wendy’s franchisees. However, the Company has arranged for volume purchases of many of these products. Under the purchasing arrangements, independent distributors purchase certain products directly from approved suppliers and then store and sell them to local company and franchised restaurants. These programs help assure availability of products and provide quantity discounts, quality control and efficient distribution. These advantages are available both to the Company and to any franchisee who chooses to participate in the distribution program.

Under the Hortons Canada franchise arrangements, the franchisee is required to purchase certain products such as coffee, sugar and restaurant supplies from a Hortons’ subsidiary. All of these products are distributed from five warehouses located across Canada. Products are delivered to Hortons Canada restaurants primarily by Hortons’ fleet of trucks and trailers. The franchisees are also required to purchase par-baked products from an outside distributor that is provided with products from Hortons’ joint venture with IAWS Group/Cuisine de France. Both company and franchise stores of Hortons U.S. purchase products from a supplier that has been approved by the Company.

The New Bakery Co. of Ohio, Inc. (“Bakery”), a wholly-owned subsidiary of the Company, is a producer of buns for Wendy’s restaurants. At December 28, 2003, the Bakery supplied 723 restaurants operated by the Company and 2,308 restaurants operated by franchisees. At the present time, the Bakery does not manufacture or sell any other products.

See Note 6 on pages AA-36 and AA-37 and Note 13 on pages AA-43 and AA-44 of the Financial Statements and Other Information furnished with the Company’s 2004 Proxy Statement, which Notes are incorporated herein by reference, for further information regarding revenues, income before income taxes and total assets attributable to the Company’s segments and for financial information attributable to certain geographical areas.

Raw Materials

The Company and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products which are necessary to restaurant operations. The Company anticipates no such shortages of products and, in any event, alternate suppliers are available.

Trademarks and Service Marks of the Company

The Company has registered certain trademarks and service marks in the United States Patent and Trademark office and in international jurisdictions, some of which include “Wendy’s”, “Wendy”, “Old Fashioned Hamburgers”, “Quality Is Our Recipe”, “Tim Hortons”, “TimBits”, “Your Friend Along the Way” and “Baja Fresh”. The Company believes that these and other related marks are of material importance to the Company’s business. Domestic trademarks and service marks expire at various times from 2004 to 2032, while international trademarks and service marks have various durations of five to 20 years. The Company generally intends to renew trademarks and service marks which are scheduled to expire.

The Company entered into an Assignment of Rights Agreement with the Company’s Founder, R. David Thomas, and his wife dated as of November 5, 2000 (the “Assignment”). The Company has used Mr. Thomas, who was Senior Chairman of the Board until his death on January 8, 2002, as a spokesperson and focal point for its products and services for many years, and with the efforts and attributes of Mr. Thomas the Company has, through its extensive investment in the advertising and promotional use of Mr. Thomas’ name, likeness, image, voice, caricature, endorsement rights and photographs (the “Thomas Persona”), made the Thomas Persona well known in the U.S. and throughout North America and a valuable asset for both the Company and Mr. Thomas’ estate. Under the terms of the Assignment the Company acquired the entire right, title, interest and ownership in and to the Thomas Persona, including the sole and exclusive right to commercially use the Thomas Persona.

In 2001, the Company acquired rights for the continued use of the name and likeness of Mr. Ronald V. Joyce, a former director of the Company, following his retirement from the Company in 2001.

Seasonality

The Company’s business is moderately seasonal. Average restaurant sales are normally higher during the summer months than during the winter months.

Working Capital Practices

Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities should provide for the Company’s projected short-term and long-term cash requirements, including cash for capital expenditures, potential share repurchases, future acquisitions of restaurants from franchisees or other corporate purposes. The Company also has a commercial paper program that could provide additional working capital.

Competition

Each company and franchised restaurant is in competition with other food service operations within the same geographical area. The quick-service and fast-casual restaurant segments are highly competitive. The Company competes with other organizations primarily through the quality, variety and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by the Company and its competitors are also important factors. The price charged for each menu item may vary from market to market depending on competitive pricing and the local cost structure.

The Company’s competitive position at its Wendy’s restaurants is enhanced by its use of fresh ground beef, its unique and diverse menu, promotional products, its wide choice of condiments and the atmosphere and decor of its restaurants. Hortons is known for the freshness of its wide variety of baked goods and for its excellent coffee. Baja Fresh is known for fresh, flavorful Mexican food.

Research and Development

The Company engages in research and development on an ongoing basis, testing new products and procedures for possible introduction into the Company’s systems. While research and development operations are considered to be of prime importance to the Company, amounts expended for these activities are not deemed material.

Government Regulations

A number of states have enacted legislation which, together with rules promulgated by the Federal Trade Commission, affect companies involved in franchising. Much of the legislation and rules adopted have been aimed at requiring detailed disclosure to a prospective franchisee and periodic registration by the franchisor with state administrative agencies. Additionally, some states have enacted, and others have considered, legislation which governs the termination or non-renewal of a franchise agreement and other aspects of the franchise relationship. The United States Congress has also considered legislation of this nature. The Company has complied with requirements of this type in all applicable jurisdictions. The Company cannot predict the effect on its operations, particularly on its relationship with franchisees, of future enactment of additional legislation. Various other government initiatives such as minimum wage rates and taxes can all have a significant impact on the Company’s performance.

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

The Company’s principal sources of energy for its operations are electricity and natural gas. To date, the supply of energy available to the Company has been sufficient to maintain normal operations.

Acquisitions and Dispositions

The Company has from time to time acquired the interests of and sold Wendy’s, Hortons and Baja Fresh restaurants to franchisees, and it is anticipated that the Company may have opportunities for such transactions in the future. The Company generally retains a right of first refusal in connection with any proposed sale of a franchisee’s interest. The Company will continue to sell and acquire Wendy’s, Hortons and Baja Fresh restaurants in the future where prudent.

See Notes 8 and 9 on pages AA-39 and AA-40 of the Financial Statements and Other Information furnished with the Company’s 2004 Proxy Statement, which Notes are incorporated herein by reference, for further information regarding acquisitions and dispositions.

International Operations

Markets in Canada are currently being developed for both company owned and franchised restaurants. The Company has granted development rights for the countries and territories listed under Item 2 on page 8 of this Form 10-K.

Franchised Wendy’s Restaurants

As of December 28, 2003, the Company’s franchisees operated 5,016 Wendy’s restaurants in 50 states and 20 other countries and territories.

The rights and obligations governing the majority of franchised restaurants operating in the United States are set forth under Wendy’s Unit Franchise Agreement. This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Unit Franchise Agreement provides for a 20 year term and a 10 year renewal subject to certain conditions.

Wendy’s has in the past franchised under different agreements on a multi-unit basis; however, now it is generally the intent of the Company to grant new Wendy’s franchises on a unit-by-unit basis.

The Wendy’s Unit Franchise Agreement requires that the franchisee pay a royalty of 4% of gross sales, as defined in the agreement, from the operation of the restaurant. The agreement typically requires that the franchisee pay the Company a technical assistance fee. In the United States, the technical assistance fee required under a newly executed Unit Franchise Agreement is currently $25,000 for each restaurant.

The technical assistance fee is used to defray some of the costs to the Company in providing technical assistance in the development of the Wendy’s restaurant, initial training of franchisees or their operator and in providing other assistance associated with the opening of the Wendy’s restaurant. In certain limited instances (like the regranting of franchise rights or the relocation of an existing restaurant), Wendy’s may charge a reduced technical assistance fee or may waive the technical assistance fee. The Company does not select or employ personnel on behalf of the franchisees.

Wendy’s currently offers to qualified franchisees, pursuant to its Franchise Real Estate Development program, the option of Wendy’s locating and securing real estate for new store development. Under this program, Wendy’s obtains all licenses and permits necessary to construct and operate the restaurant, with the franchisee having the option of building the restaurant or having Wendy’s construct it. The franchisee pays Wendy’s a fee for this service and reimburses Wendy’s for all out-of-pocket costs and expenses Wendy’s incurs in locating, securing, and/or constructing the new store.

The rights and obligations governing franchisees who wish to develop internationally are currently contained in the Franchise Agreement and Services Agreement (the “Agreements”) which are issued upon approval of a restaurant site. The Agreements are for an initial term of 10 years or the term of the lease for the restaurant site, whichever is shorter. The Agreements license the franchisee to use the Company’s trademarks and know-how in the operation of the restaurant. Upon execution of the Agreements, the franchisee is required to pay a technical assistance fee. Generally, the technical assistance fee is $30,000 for each restaurant. Currently, the franchisee is required to pay monthly fees, usually 4%, based on the monthly gross sales of the restaurant, as defined in the Agreements.

See Schedule II on page 15 of this Form 10-K, and Management’s Discussion and Analysis on pages AA-1 through AA-23 and Note 10 on pages AA-40 and AA-41 of the Financial Statements and Other Information furnished with the Company’s 2004 Proxy Statement (Management’s Discussion and Analysis and Note 10 are incorporated herein by reference) for further information regarding reserves, commitments and contingencies involving franchisees.

Franchised Hortons Restaurants

As of December 28, 2003, the Company’s franchisees operated 2,311 Hortons restaurants in Canada and 159 restaurants in six states.

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

Hortons generally retains the right to reacquire a franchisee’s interest in a restaurant in the event the franchisee wants to sell its interest during the first five years of the term of the license agreement. After such period, Hortons generally retains a right of first refusal with regard to any proposed transfer of the franchisee’s interest in the restaurant, together with the right to consent to any transfer to a new franchisee.

Franchised Baja Fresh Restaurants

As of December 28, 2003, the Company’s franchisees operated 151 Baja Fresh restaurants in 20 states.

Each Baja Fresh area developer is required to enter into two types of agreements: an Area Development Agreement (“ADA”) and a franchise agreement for each restaurant opened under the ADA. The ADA establishes the timing and number of stores to be developed in an area. Pursuant to the current ADA, a franchisee is required to pay a non-refundable $50,000 initial franchise fee for the first restaurant, and an initial development fee equal to $17,500 multiplied by the total number of restaurants required under the ADA (excluding the first restaurant). As each new site is accepted, the franchisee signs a franchise agreement and lease on the premises and pays an initial franchise fee of $35,000, $17,500 of which is paid in cash and $17,500 of which is paid by crediting a portion of the initial development fee paid by the franchisee. Other than this credit, the development fee is non-refundable. The current ADA fixes royalties payable to the Company under each single restaurant franchise agreement to 5% of the franchisee’s gross sales. For restaurants currently opened pursuant to older ADAs, lower initial franchise fees and royalty rates may apply (as low as a $20,000 initial franchise fee and 4% royalty rate for certain franchisees, including those who had entered into ADAs with the Company prior to fiscal year ended 1999).

The ADAs have an initial term equal to the number of years over which the franchisee is required to open restaurants, typically 5 years, but provides the franchisee with an opportunity to enter into a successor ADA subject to certain conditions. The single restaurant franchise agreements typically have a 10-year initial term, but provide the franchisee with an opportunity to enter into two successive 5-year renewal franchise agreements subject to certain conditions.

Advertising and Promotions

The Company participates in various advertising funds established to collect and administer funds contributed for use in advertising through television, radio, newspapers, the internet and a variety of promotional campaigns. Separate advertising funds are administered for Wendy’s U.S., Wendy’s of Canada, Hortons Canada, Hortons U.S. and Baja Fresh. Contributions to the advertising funds are required to be made from both company operated and franchise restaurants and are based on a percent of restaurant retail sales. In addition to the contributions to the various advertising funds, the Company may require additional contributions to be made for both company operated and franchisee restaurants based on a percent of restaurant retail sales for the purpose of local and regional advertising programs. Required franchisee contributions to the advertising funds and for local and regional advertising programs are governed by the respective franchise agreements for Wendy’s, Hortons and Baja Fresh. Contributions by company operated restaurants for advertising and promotional programs are at the same percent of retail sales as franchised restaurants within each of the Wendy’s, Hortons, and Baja Fresh systems.

See Note 12 on pages AA-42 and AA-43 of the Financial Statements and Other Information furnished with the Company’s 2004 Proxy Statement, which Note is incorporated herein by reference, for further information regarding advertising.

Personnel

As of December 28, 2003, the Company employed approximately 53,000 people, of whom approximately 50,000 were employed in company operated restaurants. The total number of full-time employees at that date was approximately 10,800. The Company believes that its employee relations are satisfactory.

Availability of Information

The Company makes available through its internet website (www.wendys-invest.com) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

Item 2.	Properties

Wendy’s uses outside contractors in the construction of its restaurants. The restaurants are built to Company specifications as to exterior style and interior decor. The majority are free-standing, one-story brick buildings, substantially uniform in design and appearance, constructed on sites of approximately 40,000 square feet, with parking for approximately 45 cars. Some restaurants, located in downtown areas or shopping malls, are of a store-front type and vary according to available locations but generally retain the standard sign and interior decor. The typical new free-standing restaurant contains about 2,910 square feet and has a food preparation area, a dining room capacity for 94 persons and a double pick-up window for drive-through service. The restaurants are generally located in urban or heavily populated suburban areas, and their success depends upon serving a large number of customers. Wendy’s provides a facility for rural and less populated areas that has a building size of 2,123 square feet and approximately 60 seats. This unit provides full double drive-through capacity. Wendy’s also operates restaurants in special site locations such as travel centers, gas station/convenience stores, military bases, arenas, malls, hospitals, airports and college campuses.

Hortons uses outside contractors in the construction of its restaurants. The restaurants are built to Company specifications as to exterior style and interior decor. The standard Hortons restaurant currently being built consists of a free-standing producing unit ranging from 1,400 to 3,090 square feet. Each of these includes a bakery capable of supplying fresh baked goods throughout the day. In addition, Hortons has restaurants that are 550 to 1,000 square foot drive-through-only units, kiosks, full-service carts and mobile carts which are typically located in high traffic areas. Some of these drive-thru only units, kiosks and carts have production facilities on site.

There are also Wendy’s and Hortons concepts combined in one free-standing unit which averages about 5,780 square feet. These units share a common dining room seating from 104 to 127 persons. Each unit has separate food preparation and storage areas and most have separate pick-up windows for each concept.

Baja Fresh uses outside contractors for the majority of the construction of its restaurants. The restaurants are built to Company specifications as to exterior style and interior decor. The majority are end-cap or highly visible locations with the capability of having an outside patio. The locations are generally from 2,000 to 2,500 square feet in high-density, urban markets, and 2,500 to 3,000 square feet in suburban markets.

The Company remodels its restaurants on a periodic basis to maintain a fresh image, providing convenience for its customers and increasing the overall efficiency of restaurant operations.

At December 28, 2003, the Company and its franchisees operated 6,481 Wendy’s restaurants. Of the 1,465 company operated Wendy’s restaurants, the Company owned the land and building for 687 restaurants, owned the building and held long-term land leases for 513 restaurants and held leases covering land and building for 265 restaurants. The Company’s land and building leases are written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 1% to 10%) of annual sales in excess of specified amounts. Some of the real estate owned by the Company is subject to mortgages which mature over various terms. The Company also owned land and buildings for, or leased, 413 Wendy’s restaurant locations which were leased or subleased to franchisees. Surplus land and buildings are generally held for sale.

At December 28, 2003, there were 2,527 Hortons restaurants, of which all but 57 were franchise operated. Of the 2,470 franchised restaurants, 419 were owned by Hortons and leased to franchisees, 1,405 were leased by Hortons and in turn subleased to franchisees, with the remainder either owned or leased directly by the franchisee. The Company’s land and building leases are generally for terms of 10 to 20 years, and often have one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate.

At December 28, 2003, there were 283 Baja Fresh restaurants, of which 132 were company operated restaurants and 151 were franchise restaurants. The Company held leases for all 132 company operated restaurants. The Company’s leases are written for terms of 5 to 10 years with one or more five-year renewal options. Certain leases require the payment of additional rent equal to a percentage (ranging from 3% to 6%) of annual sales in excess of specified amounts. The majority of Baja Fresh’s franchised restaurants are either owned or leased directly by the franchisee.

The Bakery operates two facilities in Zanesville, Ohio that produce hamburger buns for Wendy’s restaurants. The hamburger buns are distributed to both company operated and franchisee restaurants using primarily the Bakery’s fleet of trucks. As of December 28, 2003, the Bakery employed approximately 350 people at the two facilities that had a combined size of approximately 205,000 square feet.

See the location of company and franchise restaurants listed under Item 2 on pages 7 and 8 of this Form 10-K.

	Wendy’s		Hortons		Baja Fresh
State	Company	Franchise	Company	Franchise	Company	Franchise
Alabama	—	103	—	—	—	—
Alaska	—	9	—	—	—	—
Arizona	40	49	—	—	17	—
Arkansas	—	60	—	—	—	—
California	41	210	—	—	60	75
Colorado	47	79	—	—	—	5
Connecticut	4	38	—	—	—	—
Delaware	—	17	—	—	—	—
Florida	210	263	—	—	—	6
Georgia	47	233	—	—	2	—
Idaho	—	26	—	—	—	2
Illinois	105	112	—	—	10	1
Indiana	5	171	—	—	—	3
Iowa	—	43	—	—	—	—
Kansas	19	55	—	—	—	2
Kentucky	3	131	—	1	—	—
Louisiana	60	62	—	—	—	—
Maine	5	20	2	6	—	—
Maryland	—	108	—	—	8	4
Massachusetts	57	33	—	—	—	3
Michigan	39	238	3	64	—	6
Minnesota	32	30	—	—	—	—
Mississippi	8	81	—	—	—	—
Missouri	26	69	—	—	—	1
Montana	—	16	—	—	—	—
Nebraska	—	32	—	—	—	—
Nevada	—	49	—	—	8	7
New Hampshire	3	23	—	—	—	—
New Jersey	15	120	—	—	—	3
New Mexico	—	37	—	—	—	—
New York	70	154	—	51	—	2
North Carolina	37	199	—	—	2	4
North Dakota	—	7	—	—	—	—
Ohio	96	351	19	36	6	1
Oklahoma	—	43	—	—	—	—
Oregon	18	37	—	—	—	12
Pennsylvania	86	179	—	—	2	2
Rhode Island	8	12	—	—	—	—
South Carolina	—	124	—	—	—	—
South Dakota	—	10	—	—	—	—
Tennessee	—	177	—	—	3	—
Texas	79	295	—	—	4	—
Utah	57	19	—	—	4	—
Vermont	—	5	—	—	—	—
Virginia	45	150	—	—	4	6
Washington	27	39	—	—	—	6
West Virginia	23	48	1	1	—	—
Wisconsin	—	63	—	—	—	—
Wyoming	—	15	—	—	—	—
District of Columbia	—	5	—	—	2	—

Domestic Subtotal	1,312	4,449	25	159	132	151

	Wendy’s		Hortons		Baja Fresh
Country/Territory	Company	Franchise	Company	Franchise	Company	Franchise
Aruba	—	3	—	—	—	—
Bahamas	—	6	—	—	—	—
Canada	148	219	32	2,311	—	—
Cayman Islands	—	2	—	—	—	—
Dominican Republic	—	5	—	—	—	—
El Salvador	—	12	—	—	—	—
Guam	2	—	—	—	—	—
Guatemala	—	7	—	—	—	—
Hawaii	3	4	—	—	—	—
Honduras	—	20	—	—	—	—
Iceland	—	1	—	—	—	—
Indonesia	—	22	—	—	—	—
Jamaica	—	2	—	—	—	—
Japan	—	82	—	—	—	—
Mexico	—	17	—	—	—	—
New Zealand	—	15	—	—	—	—
Panama	—	8	—	—	—	—
Philippines	—	38	—	—	—	—
Puerto Rico	—	51	—	—	—	—
United Kingdom	—	1	—	—	—	—
Venezuela	—	50	—	—	—	—
Virgin Islands	—	2	—	—	—	—

International Subtotal	153	567	32	2,311	—	—

Grand Total	1,465	5,016	57	2,470	132	151

Item 3.	Legal Proceedings

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

This information is incorporated herein by reference from page AA-50, Note 7 on pages AA-37 and AA-38, and Note 16 on Page AA-47 of the Financial Statements and Other Information furnished with the Company’s 2004 Proxy Statement. In addition, the information under the heading “Equity Compensation Plan Information” beginning on page 28 of the Company’s 2004 Proxy Statement is incorporated herein by reference.

The following table presents the Company’s repurchases of its common stock for each of the three periods included in the fourth quarter ended December 28, 2003:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

Period 10 (September 29, 2003 — November 2, 2003)	0	0	0	$172,854,564

Period 11 (November 3, 2003 — November 30, 2003)	70,000	$37.8414	70,000	$170,205,667

Period 12 (December 1, 2003 — December 28, 2003)	112,000	$38.7847	112,000	$165,861,785

Total	182,000	$38.4219	182,000	$165,861,785

Item 6.	Selected Financial Data

This information is incorporated herein by reference from page AA-50 of the Financial Statements and Other Information furnished with the Company’s 2004 Proxy Statement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis on pages AA-1 through AA-23 of the Financial Statements and Other Information furnished with the Company’s 2004 Proxy Statement is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from page AA-14 through AA-16 of the Financial Statements and Other Information furnished with the Company’s 2004 Proxy Statement.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Balance Sheets of the Company at December 28, 2003 and December 29, 2002, and the Consolidated Statements of Income, Statements of Cash Flows and Statements of Shareholders’ Equity for each of the three fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001, the Report of Independent Auditors on these Consolidated Financial Statements, and the Company’s unaudited quarterly financial data, are incorporated herein by reference from pages AA-24 through AA-48 of the Financial Statements and Other Information furnished with the Company’s 2004 Proxy Statement.

The Report of Independent Auditors on Financial Statement Schedule is included on page 14 of this Form 10-K.

Item 9.	Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) The Company, under the supervision, and with the participation, of its management, including its Chief

Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b) No change was made in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10, 11, 12, and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with Company	Officer Since
John T. Schuessler	53	Chairman of the Board, Chief Executive Officer and President, Director	1983
Kerrii B. Anderson	46	Executive Vice President and Chief Financial Officer, Director	2000
Thomas J. Mueller	52	President and Chief Operating Officer — Wendy’s North America	1998
Donald F. Calhoon	52	Executive Vice President	1984
Jonathan F. Catherwood	42	Executive Vice President	2001
Jeffrey M. Cava	52	Executive Vice President	2003
Kathie T. Chesnut	52	Executive Vice President	1990
George Condos	50	Executive Vice President	1982
John M. Deane	49	Executive Vice President	2001
Leon M. McCorkle, Jr.	63	Executive Vice President, General Counsel and Secretary	1998
Ronald E. Musick	63	Executive Vice President	1986
John F. Brownley	61	Senior Vice President and Treasurer	1981
Brion G. Grube	52	Senior Vice President	1990
Lawrence A. Laudick	56	Senior Vice President, General Controller and Assistant Secretary	1976

No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer, except in the event of a change in control of the Company, as provided in the Company’s Key Executive Agreements. The executive officers of the Company are appointed by the Board of Directors.

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

Mr. Mueller joined the Company in 1998 as Senior Vice President, Special Projects, and in 1999 he was named Senior Vice President for the Northeast Region. In 2000, Mr. Mueller was named President and Chief Operating Officer — Wendy’s North America. Prior to joining the Company, Mr. Mueller was with Burger King from 1973 to 1997, where his most recent position was Senior Vice President, North American Operations.

Mr. Calhoon joined the Company in 1978 and held various positions with the Company until being named Vice President, Field Marketing in 1984. In 1989 he was promoted to Vice President, Corporate Marketing and in 1995 was named Senior Vice President, Corporate Marketing. In 2000, Mr. Calhoon was named Executive Vice President, Corporate Marketing.

Mr. Catherwood joined the Company in 2001 as Senior Vice President, Mergers and Acquisitions. In 2002, Mr. Catherwood was named Executive Vice President, Mergers, Acquisitions and Business Integration. Prior to joining the Company, he was a general partner at the Windsor Group, LLC.

Mr. Cava joined the Company in 2003 as Executive Vice President, Human Resources. Prior to joining the Company, Mr Cava was a human resources consultant with JMC Consulting LLC from 2001 until 2003. From 1996 to 2001, Mr Cava was Vice President and Chief Human Resources Officer for NIKE, Inc.

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

Mr. Grube joined the Company in 1990 as Division Vice President and was promoted to Senior Vice President —Canada in 1993. In January 2001, Mr. Grube was promoted to Senior Vice President — International Wendy’s. Before joining the Company, Mr. Grube was with Imperial Savings Association from 1988 to 1990. Prior to that time, Mr. Grube spent 12 years with Pizza Hut, Inc.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that each of Thomas F. Keller, David P. Lauer and James F. Pickett is an audit committee financial expert as such term is defined by the Securities and Exchange Commission under Item 401(h) of Regulation S-K. The Board of Directors has affirmatively determined that each of Messrs. Keller, Lauer and Pickett is an independent member of the Audit Committee in accordance with the listing standards of the New York Stock Exchange.

Code of Ethics and Corporate Governance Information

The Company has adopted a code of ethics that applies to all of its officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics, designated as the “Standards of Business Practices” by the Company, can be found on the Company’s investor website at www.wendys-invest.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the “Standards of Business Practices” that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on the Company’s website at www.wendys-invest.com.

The Board of Directors has adopted and approved Principles of Governance, Governance Guidelines, a Code of Business Conduct (applicable to directors) and written charters for its Nominating and Corporate Governance, Audit and Compensation Committees. In addition, the Audit Committee has adopted a written Audit Committee Pre-Approval Policy with respect to audit and non-audit services to be performed by the Company’s independent public accountants. All of the foregoing documents are available on the Company’s investor website at www.wendys-invest.com and a copy of the foregoing will be made available (without charge) to any shareholder upon request.

Other

The information required by these Items, other than the information set forth above, is incorporated herein by reference from the Company’s 2004 Proxy Statement dated March 2, 2004. However, no information set forth in the 2004 Proxy Statement regarding the Audit Committee Report (page 10), the Report of the Compensation Committee on Executive Compensation (pages 13-16) or the performance graph (page 17) shall be deemed incorporated by reference into this Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information under the headings “Audit Committee” and “Audit and Other Service Fees” on pages 9 and 10 (and Annex B) of the Company’s 2004 Proxy Statement dated March 2, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) and (2) — The following Consolidated Financial Statements of Wendy’s International, Inc. and Subsidiaries, included in the Financial Statements and Other Information furnished with the Company’s 2004 Proxy Statement on pages AA-24 to AA-48 and incorporated by reference in Item 8, are filed as part of this Annual Report on Form 10-K.

Consolidated Statements of Income — Years ended December 28, 2003, December 29, 2002 and December 30, 2001.

Consolidated Balance Sheets — December 28, 2003 and December 29, 2002.

Consolidated Statements of Cash Flows — Years ended December 28, 2003, December 29, 2002 and December 30, 2001.

Consolidated Statements of Shareholders’ Equity — Years ended December 28, 2003, December 29, 2002 and December 30, 2001.

Consolidated Statements of Comprehensive Income — Years ended December 28, 2003, December 29, 2002 and December 30, 2001.

Notes to the Consolidated Financial Statements.

Report of Independent Auditors.

(3)	Listing of Exhibits — See Index to Exhibits.

The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

Sample Restated Key Executive Agreement between the Company and Messrs. Brownley, Calhoon, Catherwood, Cava, Condos, Deane, Grube, Laudick, McCorkle, Mueller, Musick, Schuessler, and Mses. Anderson and Chesnut.

Sample Key Executive Agreement between the Company, The TDL Group Ltd. and Mr. House.

Assignment of Rights Agreement between the Company and Mr. Thomas.

Senior Executive Annual Performance Plan.

Executive Annual Performance Plan.

Supplemental Executive Retirement Plan.

1978 Non-Qualified Stock Option Plan, as amended.

1982 Stock Option Plan, as amended.

1984 Stock Option Plan, as amended.

1987 Stock Option Plan, as amended.

1990 Stock Option Plan, as amended.

WeShare Stock Option Plan, as amended.

Deferred Compensation Plan.

First Amendment to Deferred Compensation Plan.

(b)	The Company filed four reports on Form 8-K during the quarter ended December 28, 2003. The first report on Form 8-K was filed October 2, 2003 as the Company issued a press release reporting September 2003 sales results, the acquisition of restaurants in Florida, the sale of restaurants to the family of Founder Dave Thomas, and other information. A copy of the press release was attached to the filing.

The second report on Form 8-K was filed October 23, 2003 as the Company issued a press release and other financial information regarding its third quarter 2003 results. A copy of the press release and other financial information was attached to the filing.

The third report on Form 8-K was filed November 5, 2003 as the Company issued a press release reporting its October 2003 sales results. A copy of the press release was attached to the filing.

The fourth report on Form 8-K was filed on December 3, 2003 as the Company issued a press release reporting its November 2003 sales results and raising its 2003 earnings per share growth goal. A copy of the press release was attached to the filing.

(c)	Exhibits filed with this report are listed in the Index to Exhibits beginning on page 16.

(d)	The following Consolidated Financial Statement Schedule of Wendy’s International, Inc. and Subsidiaries is included in Item 15(d): II — Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information has been disclosed elsewhere.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wendy’s International, Inc.

By:	/s/ KERRII B. ANDERSON 3/12/04
Kerrii B. Anderson Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN T. SCHUESSLER* 3/12/04		/s/ KERRII B. ANDERSON 3/12/04

John T. Schuessler, Chairman of the Board, Chief Executive Officer and President, Director		Kerrii B. Anderson, Executive Vice President and Chief Financial Officer, Director

/s/ PAUL D. HOUSE* 3/12/04		/s/ LAWRENCE A. LAUDICK* 3/12/04

Paul D. House, Director		Lawrence A. Laudick, Senior Vice President, General Controller and Assistant Secretary

/s/ ANN B. CRANE* 3/12/04		/s/ ERNEST S. HAYECK* 3/12/04

Ann B. Crane, Director		Ernest S. Hayeck, Director

/s/ JANET HILL* 3/12/04		/s/ THOMAS F. KELLER* 3/12/04

Janet Hill, Director		Thomas F. Keller, Director

/s/ WILLIAM E. KIRWAN* 3/3/04		/s/ TRUE H. KNOWLES* 3/2/04

William E. Kirwan, Director		True H. Knowles, Director

/s/ DAVID P. LAUER* 3/12/04		/s/ JAMES F. MILLAR* 3/12/04

David P. Lauer, Director		James F. Millar, Director

/s/ JAMES V. PICKETT* 3/12/04

James V. Pickett, Director

	*By	/s/ KERRII B. ANDERSON, 3/12/04
Kerrii B. Anderson, Attorney-in-Fact

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and

Shareholders of Wendy’s International, Inc.

and Subsidiaries

Our audits of the consolidated financial statements referred to in our report dated January 30, 2004 appearing in the 2004 Proxy Statement of Wendy’s International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(d) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
January 30, 2004

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Classification	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) (a)	Balance at End of Year
Fiscal year ended December 28, 2003:
Reserve for royalty receivables	$2,196	$887	$(269)	$2,814
Deferred tax asset valuation allowance	20,861	(956)	—	19,905
Reserve for possible franchise-related losses & contingencies	5,509	217	(636)	5,090

	$28,566	$148	$(905)	$27,809

Fiscal year ended December 29, 2002:
Reserve for royalty receivables	$1,937	$516	$(257)	$2,196
Deferred tax asset valuation allowance	12,280	8,581	—	20,861
Reserve for possible franchise-related losses & contingencies	7,115	(1,044)	(562)	5,509

	$21,332	$8,053	$(819)	$28,566

Fiscal year ended December 30, 2001:
Reserve for royalty receivables	$1,617	$133	$187	$1,937
Deferred tax asset valuation allowance	—	12,280	—	12,280
Reserve for possible franchise-related losses & contingencies	6,680	1,965	(1,530)	7,115

	$8,297	$14,378	$(1,343)	$21,332

(a)	Primarily represents reserves written off or reversed due to the resolution of certain franchise situations.

Year-end balances are reflected in the Consolidated Balance Sheet as follows:

	December 28, 2003	December 29, 2002	December 30, 2001
Deducted from accounts receivable	$6,890	$6,558	$8,057
Deducted from notes receivable — current	83	301	276
Deducted from notes receivable — long-term	931	846	719
Deducted from deferred tax asset — long-term	19,905	20,861	12,280

	$27,809	$28,566	$21,332

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found

3(a)	Articles of Incorporation, as amended to date	Incorporated herein by reference from Exhibit 3(a) of Form 10-K for the year ended January 3, 1999.

(b)	New Regulations, as amended	Incorporated herein by reference from Exhibit 3 of Form 10-Q for the quarter ended March 31, 2002.

*4(a)	Indenture between the Company and Bank One, National Association, pertaining to 6.25% Senior Notes due November 15, 2011 and 6.20% Senior Notes due June 15, 2014.	Incorporated herein by reference from Exhibit 4(i) of Form 10-K for the year ended December 30, 2001.

(b)	Amended and Restated Rights Agreement between the Company and American Stock Transfer and Trust Company	Incorporated herein by reference from Exhibit 1 of Amendment No. 2 to Form 8-A/A Registration Statement, File No. 1-8116, filed on December 8, 1997.

(c)	Amendment No. 1 to the Amended and Restated Rights Agreement between the Company and American Stock Transfer and Trust Company	Incorporated herein by reference from Exhibit 2 of Amendment No. 3 to Form 8-A/A Registration Statement, File No. 1-8116, filed on January 26, 2001.

*	Neither the Company nor its subsidiaries are party to any other instrument with respect to long-term debt for which securities authorized thereunder exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.

(d)	Wendy’s International, Inc. Deferred Compensation Plan	Incorporated herein by reference from Exhibit 4(d) of Form S-8, File No. 333-109952, filed on October 24, 2003.

(e)	First Amendment to Wendy’s International, Inc. Deferred Compensation Plan	Attached hereto.

10(a)	Sample Restated Key Executive Agreement between the Company and Messrs. Brownley, Calhoon, Catherwood, Cava, Condos, Deane, Grube, Laudick, McCorkle, Mueller, Musick, Schuessler, and Mses. Anderson and Chesnut	Incorporated herein by reference from Exhibit 10(a) of Form 10-K for the year ended January 3, 1999.

(b)	Sample Key Executive Agreement between the Company, The TDL Group Ltd. and Mr. House	Incorporated herein by reference from Exhibit 10 of Form 10-Q for the quarter ended July 4, 1999.

(c)	Assignment of Rights Agreement between the Company and Mr. Thomas	Incorporated herein by reference from Exhibit 10(c) of Form 10-K for the year ended December 31, 2000.

(d)	Senior Executive Annual Performance Plan	Incorporated herein by reference from Annex B to the Company’s Definitive 2002 Proxy Statement, dated March 5, 2002.

(e)	Executive Annual Performance Plan	Incorporated herein by reference from Exhibit 10(e) of Form 10-K for the year ended December 30, 2001.

(f)	Supplemental Executive Retirement Plan	Incorporated herein by reference from Exhibit 10(f) of Form 10-K for the year ended ended December 29, 2002.

(g)	1978 Non-Qualified Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(k) of Form 10-K for the year ended January 2, 2000.

(h)	1982 Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(l) of Form 10-K for the year ended January 2, 2000.

(i)	1984 Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(m) of Form 10-K for the year ended January 2, 2000.

(j)	1987 Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(n) of Form 10-K for the year ended January 2, 2000.

(k)	1990 Stock Option Plan, as amended	Incorporated herein by reference from the Company’s Definitive Proxy Statement, dated March 4, 2003.

(l)	WeShare Stock Option Plan, as amended	Attached hereto.

(m)	Sample Indemnification Agreement between the Company and each of Messrs. House, Hayeck, Keller, Kirwan, Knowles, Lauer, Millar, Pickett, Schuessler and Mses. Anderson, Crane, Hill and Shackelford.	Incorporated herein by reference from Exhibit 10 of Form 10-Q for the quarter ended June 29, 2003.

13	Portions of the Financial Statements and Other Information furnished with the Company’s Definitive 2004 Proxy Statement, dated March 2, 2004, as described in Parts I and II of this Annual Report on Form 10-K.	Incorporated herein by reference from the Financial Statements and Other information furnished with the Company’s Definitive 2004 Proxy Statement, dated March 2, 2004.

21	Subsidiaries of the Registrant	Attached hereto.

23	Consent of PricewaterhouseCoopers LLP	Attached hereto.

24	Powers of Attorney	Attached hereto.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Attached hereto.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Attached hereto.

32(a)	Section 1350 Certification of Chief Executive Officer	Attached hereto.

32(b)	Section 1350 Certification of Chief Financial Officer	Attached hereto.

99	Safe harbor under the Private Securities Litigation Reform Act 1995	Attached hereto.