Form 10-Q
period 2004-03-28
WENDYS INTERNATIONAL INC
filed 2004-05-07
CIK 105668

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

(Registrant’s telephone number, including area code) 614-764-3100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No /  /.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes /X/   No /  /.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2004
Common shares, $.10 stated value	114,076,000 shares
Exhibit index on page 29.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	(In thousands, except per share data)
	Quarter Ended	Quarter Ended
	March 28, 2004	March 30, 2003
Revenues
Retail sales	$676,612	$559,871
Franchise revenues	158,141	134,153

	834,753	694,024

Costs and expenses
Cost of sales	441,832	363,336
Company restaurant operating costs	151,271	121,288
Operating costs	35,574	30,686
Depreciation of property and equipment	44,824	38,081
General and administrative expenses	67,750	64,777
Other income	(210)	(3,205)

Total costs and expenses	741,041	614,963

Operating income	93,712	79,061

Interest expense	(11,704)	(11,528)
Interest income	1,070	1,051

Income before income taxes	83,078	68,584
Income taxes	30,323	24,691

Net income	$52,755	$43,893

Basic earnings per common share	$.46	$.38

Diluted earnings per common share	$.45	$.38

Dividends per common share	$.12	$.06

Basic shares	114,527	114,410

Diluted shares	116,606	115,032

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	(Dollars in thousands)
	March 28, 2004	December 28, 2003
ASSETS
Current assets
Cash and cash equivalents	$158,976	$171,206
Accounts receivable, net	104,390	109,880
Notes receivable, net	11,557	14,125
Deferred income taxes	18,281	19,776
Inventories and other	55,352	54,353
Short-term investments	0	24,648
Advertising fund restricted assets	80,657	68,677

	429,213	462,665

Property and equipment	3,053,534	3,027,739
Accumulated depreciation	(913,735)	(873,432)

	2,139,799	2,154,307

Notes receivable, net	14,884	18,122
Goodwill	332,663	320,959
Deferred income taxes	30,401	31,873
Intangible assets, net	43,714	44,547
Other assets	126,823	131,540

	$3,117,497	$3,164,013

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	(Dollars in thousands)
	March 28, 2004	December 28, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$104,803	$159,957
Accrued expenses:
Salaries and wages	40,815	49,785
Taxes	96,591	81,921
Insurance	48,714	46,677
Other	77,135	70,565
Advertising fund restricted liabilities	80,657	68,677
Current portion of long-term obligations	35,517	50,891

	484,232	528,473

Long-term obligations
Term debt	623,480	622,596
Capital leases	69,214	70,036

	692,694	692,632

Deferred income taxes	130,611	132,925
Other long-term liabilities	56,157	51,377

Commitments and contingencies

Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share,
Authorized: 200,000,000 shares,
Issued: 117,296,000 and 116,760,000 shares, respectively	11,730	11,676
Capital in excess of stated value	69,605	54,310
Retained earnings	1,742,485	1,703,488
Accumulated other comprehensive income (expense):
Cumulative translation adjustments and other	42,498	47,142
Pension liability	(1,018)	(1,018)

	1,865,300	1,815,598
Treasury stock at cost:
3,428,000 and 2,063,000 shares, respectively	(111,497)	(56,992)

	1,753,803	1,758,606

	$3,117,497	$3,164,013

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In thousands)
	Quarter	Quarter
	Ended	Ended
	March 28, 2004	March 30, 2003
Net cash provided by operating activities	$99,306	$60,222

Cash flows from investing activities
Proceeds from property dispositions	21,754	5,359
Capital expenditures	(73,048)	(68,836)
Acquisition of franchises	(150)	(3,763)
Principal payments on notes receivable	6,043	5,235
Investments in joint venture and other investments	19,815	(4,044)
Other investing activities	(76)	(1,948)

Net cash used in investing activities	(25,662)	(67,997)

Cash flows from financing activities
Proceeds from employee stock options exercised	12,588	3,693
Repurchase of common stock	(54,506)	(35,891)
Principal payments on debt obligations	(29,565)	(1,166)
Dividends paid on common shares	(13,758)	(6,881)

Net cash used in financing activities	(85,241)	(40,245)

Effect of exchange rate changes on cash	(633)	2,943

Decrease in cash and cash equivalents	(12,230)	(45,077)
Cash and cash equivalents at beginning of period	171,206	171,944

Cash and cash equivalents at end of period	$158,976	$126,867

Supplemental disclosures of cash flow information:
Interest paid	$1,930	$1,521
Income taxes paid	33,292	35,958
Capitalized lease obligations incurred	1,659	3,357

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. MANAGEMENT’S STATEMENT

In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy’s International, Inc. and Subsidiaries (the “Company”) as of March 28, 2004 and December 28, 2003, and the condensed results of operations and comprehensive income (see Note 4) for the quarters ended March 28, 2004 and March 30, 2003 and cash flows for the quarters ended March 28, 2004 and March 30, 2003. All of these financial statements are unaudited. The Notes to the audited Consolidated Financial Statements, which are contained in the Financial Statements and Other Information furnished with the Company’s 2004 Proxy Statement, should be read in conjunction with these Consolidated Condensed Financial Statements.

NOTE 2. NET INCOME PER SHARE

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options, net of shares assumed to be repurchased from the proceeds, when outstanding and dilutive. Options to purchase 7.8 million shares of common stock were not included in the computation of diluted earnings per common share for the first quarter 2003. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the quarter, and therefore, they are antidilutive. There were no options excluded from the computation of diluted earnings per common share for the first quarter 2004 as they were all dilutive.

The computations of basic and diluted earnings per common share are shown below (in thousands, except per share data):

	Quarter	Quarter
	Ended	Ended
	March 28, 2004	March 30, 2003
Income for computation of basic and diluted earnings per common share	$52,755	$43,893

Weighted average shares outstanding for computation of basic earnings per common share	114,527	114,410
Dilutive stock options	2,079	622

Weighted average shares outstanding for computation of diluted earnings per common share	116,606	115,032

Basic earnings per common share	$.46	$.38

Diluted earnings per common share	$.45	$.38

NOTE 3. STOCK OPTIONS

The Company has various stock option plans that provide options for certain employees and outside directors to purchase common shares of the Company. The Company uses the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

The pro-forma disclosures below are provided as if the Company had adopted the cost recognition requirements under Statement of Financial Accounting Standards (“SFAS”) No. 123 – “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148.

Under SFAS No. 123, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123, the Company would have recorded net income and earnings per share as follows (in thousands, except per share data):

	Quarter	Quarter
	Ended	Ended
	March 28, 2004	March 30, 2003
Net income, as reported	$52,755	$43,893
Add: Stock compensation cost recorded under APB Opinion No. 25, net of tax	0	260
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(3,303)	(2,975)

Pro-forma net income	$49,452	$41,178

Earnings per share:
Basic as reported	$.46	$.38
Basic pro-forma	$.43	$.36

Diluted as reported	$.45	$.38
Diluted pro-forma	$.43	$.36

The impact of applying SFAS No. 123 in this pro-forma disclosure is not necessarily indicative of future results.

NOTE 4. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income (expense) and total comprehensive income are shown below (in thousands):

	Quarter	Quarter
	Ended	Ended
	March 28, 2004	March 30, 2003
Net income	$52,755	$43,893
Other comprehensive income (expense):
Translation adjustments and other	(4,644)	27,933

Total comprehensive income	$48,111	$71,826

Other comprehensive income (expense) is primarily comprised of translation adjustments related to fluctuations in the Canadian dollar. During the first quarter 2004, there was a slight weakening in the Canadian dollar from year-end 2003 versus a significant strengthening in the same quarter a year ago. At the end of the first quarter 2004, the Canadian exchange rate was $1.32 versus $1.31 at December 28, 2003. At the end of first quarter 2003, the Canadian exchange rate was $1.47 versus $1.57 at December 29, 2002. Other comprehensive income (expense) for the quarter also includes $.8 million related to fair value gains on forward contracts.

NOTE 5. SEGMENT REPORTING

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Wendy’s, Tim Hortons (“Hortons”) and “Developing Brands”. “Developing Brands” includes Baja Fresh and Cafe Express. There were no material amounts of revenues or transfers among reportable segments. The following table presents information about reportable segments (in thousands):

			Developing
	Wendy’s	Hortons	Brands	Total
Quarter Ended March 28, 2004
Revenues	$579,856	$207,747	$47,150	$834,753
% of total	69.5%	24.9%	5.6%	100.0%
Operating income	59,136	52,672	(3,098)	108,710
% of total	54.4%	48.5%	(2.9)%	100.0%
% of revenues	10.2%	25.4%	n/m	13.0%
Capital expenditures	46,613	18,712	7,723	73,048
Quarter Ended March 30, 2003
Revenues	$486,987	$172,841	$34,196	$694,024
% of total	70.2%	24.9%	4.9%	100.0%
Operating income	48,761	38,824	315 *	87,900
% of total	55.4%	44.2%	.4%	100.0%
% of revenues	10.0%	22.5%	n/m	12.7%
Capital expenditures	41,225	21,841	5,770	68,836

n/m – not meaningful. Prior to acquiring a controlling interest in February 2004, the Company accounted for Cafe Express under the equity method and Cafe Express revenues were not included in the Company’s financial statements.
* Included in the Developing Brands operating income for first quarter 2003 is a loss of $127,000 related to the Company’s equity investment in Cafe Express. The Company had previously included this equity investment in corporate charges.

A reconciliation of reportable segment operating income to consolidated operating income follows (in thousands):

	Quarter	Quarter
	Ended	Ended
	March 28, 2004	March 30, 2003
Reportable segment operating income	$108,710	$87,900
Corporate charges (1)	(14,998)	(8,839)

Consolidated operating income	$93,712	$79,061

(1)	Corporate charges include certain overhead costs which are not allocated to individual segments.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below presents amortizable and unamortizable intangible assets as of March 28, 2004 and December 28, 2003 (in thousands):

	March 28, 2004			December 28, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Patents and trademarks	$41,290	$(4,074)	$37,216	$41,334	$(3,614)	$37,720
Purchase options	7,500	(4,814)	2,686	7,500	(4,644)	2,856
Other	5,225	(1,413)	3,812	5,563	(1,592)	3,971

			$43,714			$44,547

Unamortizable intangible assets:
Goodwill			$332,663			$320,959

Total intangibles amortization expense was $0.8 million for first quarter 2004 and 2003. The estimated annual intangibles amortization expense for each year through 2006 is approximately $3 million. For the years 2007 and 2008, the estimated annual intangibles amortization expense is approximately $2 million.

The $11.7 million increase in goodwill from December 28, 2003 reflects an increase of $17.6 million related to the Company’s investment in Cafe Express, partially offset by a decrease of $6.3 million associated with the disposition of ten Wendy’s restaurants in Florida. In February 2004 the Company acquired a controlling interest in Cafe Express; and, as a result, Cafe Express is fully consolidated into the Company’s financial statements as of February 2004 (see Note 7 to the Consolidated Condensed Financial Statements). Recorded goodwill for Cafe Express as of March 28, 2004 is based on estimated values of Cafe Express’ assets and liabilities. The Company is in the process of obtaining an independent valuation of Cafe Express’ assets and liabilities. Until that valuation is completed, the recorded amount of goodwill related to Cafe Express is subject to change. The majority of the Company’s goodwill relates to Baja Fresh. Goodwill is assigned to the Company’s reportable segments as follows (in thousands):

	March 28, 2004	December 28, 2003
Goodwill
Wendy’s	$80,281	$86,165
Developing Brands*	252,382	234,794

	$332,663	$320,959

* Developing Brands includes Baja Fresh and Cafe Express.

Under SFAS No. 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually (or in interim periods if events indicate possible impairment). The calculations used to test for impairment depend upon a number of estimates and assumptions, including future business results and interest rates. The Company tested goodwill for impairment as of year-end 2003, and no impairment was indicated. If the Company’s estimates and assumptions change in the future, goodwill would be re-evaluated and could potentially be subject to impairment.

NOTE 7. ACQUISITIONS AND INVESTMENTS

In 2002, the Company invested $9 million for a 45% minority interest in Cafe Express, a fast-casual restaurant. Cafe Express currently operates 18 restaurants in Houston and Dallas. In February 2004, the Company invested an additional $5 million in Cafe Express, bringing its total equity interest to 70%. Also in 2004, the Company paid off the Cafe Express revolving credit facility for which the Company was a guarantor. Prior to acquiring the additional 25% interest, the Company accounted for the investment using the equity method. Since acquiring the additional 25% interest, Cafe Express results are fully consolidated in the Company’s financial statements.

NOTE 8. GUARANTEES AND INDEMNIFICATIONS

The following table summarizes guarantees of the Company which are primarily comprised of certain lease and debt obligations related to franchisees and leases assigned to non-franchisees (in thousands):

Balance at
March 28, 2004
Franchisee and other lease and loan guarantees:
Wendy’s	$144,740
Hortons	1,057
Developing Brands	3,849

Total	$149,646

Contingently liable rent on leases:
Wendy’s	$24,574

Letters of credit:
Wendy’s	$5,944
Hortons	2,844
Developing Brands	600

$9,388

Total guarantees and indemnifications	$183,608

In addition to the above guarantees, the Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties under specified circumstances, such as lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial and other services), software licensors, marketing and advertising firms, securities underwriters and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company. Effective January 1, 2003 the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 45 “Guarantor´s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Company’s adoption of FIN 45 did not result in a significant impact to the Company’s financial statements.

NOTE 9. RETIREMENT PLANS

The Company has two domestic defined benefit plans covering all eligible employees of the Company and certain subsidiaries that have adopted the plans. One of the defined benefit plans (the “Plan”) provides a base benefit for all participants based on retirement eligible compensation and years of service. The rate of return on employee account balances is guaranteed by the Plan and adjusted annually to a rate not lower than 5%. The second, and significantly smaller, defined benefit plan discontinued employee participation and accruing additional employee benefits in 2001. The Company makes contributions to both defined benefit plans in amounts sufficient, on an actuarial basis, to fund at a minimum the plans’ normal cost on a current basis and to fund the actuarial liability for past service costs in accordance with U.S. Department of Labor regulations.

Net periodic pension cost (credit) for both plans for the quarters ended March 28, 2004 and March 30, 2003 consisted of the following (in thousands):

	March 28, 2004	March 30, 2003
Service cost	$1,361	$1,333
Interest cost	1,375	1,505
Expected return on plan assets	(1,855)	(1,969)
Amortization of prior service cost	(267)	(267)
Amortization of net (gain) loss	655	437

Net periodic pension cost	$1,269	$1,039

The Company previously disclosed in its financial statements for the year ended December 28, 2003 that it expected to contribute a maximum $3.8 million to its pension plans in 2004. As of March 28, 2004, no contributions have been made.

NOTE 10. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – an interpretation of “Accounting Research Bulletin” (“ARB”) No. 51”. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests.

Subsequent to issuing FIN 46, the FASB issued FIN 46 (revised) (“FIN 46R”), which replaces FIN 46. Among other things, FIN 46R clarified and changed the definition and application of a number of provisions of FIN 46 including de facto agents, variable interests and variable interest entity (“VIE”). FIN 46R also expanded instances when FIN 46 should not be applied. FIN 46R was issued December 23, 2003 and, for the Company, is effective no later than the end of the first quarter of 2004. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company has entered into arrangements with a limited number of qualifying franchisees to provide financial flexibility that allows a franchisee to grow and develop a restaurant franchise. These arrangements allow a franchisee to lease land, buildings and equipment from the Company based on a percentage of the franchisee’s retail sales. Generally, these arrangements are entered into to facilitate growth of successful franchisees into additional restaurants and to expand into developing markets. The Company’s objective in extending the flexible lease financing is to establish and grow long term franchisee relationships and the Company has been successful in doing so.

Because franchisees entering into the flexible lease arrangements are not required to invest a significant amount of equity, the legal entity within which such a franchise operates is considered to not be adequately capitalized and, as a result, would be a VIE, as defined by FIN 46R. Based on a review of the limited financial statements it receives from these franchisees, the mathematical projections performed by the Company indicate the Company is the primary beneficiary, as that term is defined by FIN 46R, of these VIEs. This determination applies to approximately 100 franchised restaurants, or less than 2% of the Company’s total franchised restaurants, and approximately 1% of systemwide restaurants.

The Company has no equity interest in any of its franchisees and has no “off-balance sheet” exposures relative to any of its franchisees as that term is generally understood or described by the Securities and Exchange Commission. None of the Company’s assets serves as collateral for approximately 100 franchised restaurants (described in the preceding paragraph), and creditors of these franchisees have no recourse to the Company. The only exposure to the Company related to these VIEs relates to the collection of amounts due the Company, which are collected weekly. Revenues, net of uncollectible amounts, from these franchisees are already included in the Company’s financial statements. The agreements governing the lease arrangements can be cancelled by either the franchisee or the Company with 30 days notice, further reducing potential exposure to the Company.

The Company adopted the disclosure provisions of FIN 46 in the first quarter of 2003 and, as of the first quarter of 2004, has adopted the remaining provisions of FIN 46R on a prospective basis to consolidate all VIEs for which the Company is the primary beneficiary. Adoption of FIN 46R did not result in a significant impact to the Company’s financial statements. VIEs for which the Company is determined to be the primary beneficiary as of March 28, 2004 will have no impact on net income reported by the Company. The impact of approximately 100 franchisees (described above) to the Company’s balance sheet is not significant. There are also a small percentage of franchised restaurants considered to be VIEs for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with this small percentage of franchised restaurants is also not significant.

NOTE 11. SUBSEQUENT EVENT

On April 23, 2004, the Company announced it had won a bid for certain real and personal property assets of Bess Eaton Donut Flour Co., Inc. and Louis A. Gencarelli, Sr. The assets relate to 42 Bess Eaton coffee and donut restaurants throughout Rhode Island, Connecticut and Massachusetts. The purchase price for the restaurants and other assets is approximately $42 million and the transaction was completed on May 5, 2004. The sites will be converted and operated as Hortons restaurants.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Wendy’s International, Inc. delivered record first quarter revenues, net income and diluted earnings per common share (“EPS”) in the first quarter 2004. The Company’s net income increased 20.2% to $52.8 million in the current quarter while diluted EPS increased 18.4% to $.45 versus $.38 in 2003. These first quarter 2004 improvements over first quarter 2003 were led by a 20.3% increase in revenues to a record $834.8 million for the first quarter. EPS benefited from changes in the Canadian dollar by approximately $.035 in the first quarter compared to the prior year. The average Canadian exchange rate was $1.32 for first quarter 2004 versus $1.51 for first quarter 2003.

Average same-store sales increases at company operated and franchised restaurants were the primary driver of the Company’s first quarter revenue growth. Franchisee sales are not included in the Company’s financial statements; however, franchisee sales result in royalties and some rental income that are included in the Company’s franchise revenues. Average same-store sales results as a percentage change for the quarter versus prior year are listed below:

	Quarter	Quarter
	Ended	Ended
	March 28, 2004	March 30, 2003
Wendy’s U.S. Company	9.1%	(3.1%)
Wendy’s U.S. Franchise	7.6%	(1.7%)
Tim Hortons Canada(1)	6.6%	3.9%
Tim Hortons U.S.(1)	10.3%	.4%
Baja Fresh System(1)	(4.9%)	(1.8%)

(1) Amounts include both company operated and franchised restaurants.

The increase in the Company’s revenues is also due to continued growth in the number of franchisee and company operated restaurants. Total franchisee and company operated restaurants increased 5.4% from the end of the first quarter 2003 to the end of first quarter 2004. The increase in the number of restaurants primarily relates to Wendy’s U.S. and Tim Hortons (“Hortons”) Canada operations. A summary of systemwide restaurants by brand is included on page 24.

OPERATING INCOME

Total operating income (equal to income, before income taxes and interest - see chart below) for the Company increased 18.5% in first quarter 2004 to $93.7 million. The increase in operating income was primarily driven by increases in average same-store sales for Wendy’s and Hortons, a stronger Canadian dollar and the continued development of new restaurants. Combined, these improvements were enough to more than offset 34% higher beef costs experienced by domestic Wendy’s, as well as higher commodity costs for Baja Fresh. The average same-store sales increases allowed the Company to better leverage the portion of restaurant and overhead costs that are fixed or semi-fixed. As a result, operating income from the Company’s reportable segments increased from 12.7% in 2003 to 13.0% in 2004. Total operating income, as a percent of total revenues, decreased from 11.4% to 11.2% due to the unfavorability of certain corporate amounts including adjustments to reserve accruals and the nonrecurring 2003 transaction gain related to the Canadian dollar and cross border receivables. The Company now hedges a significant portion of its cross-border receivables.

OPERATING INCOME
(in thousands)

						Change From
	Quarter Ended					Prior Year
		% of			% of
	March 28, 2004	Revenues	March 30, 2003		Revenues	Dollars	Percentage
Wendy’s	$59,136	10.2%	$48,761		10.0%	$10,375	21.3%
Hortons	52,672	25.4%	38,824		22.5%	13,848	35.7%
Developing Brands*	(3,098)	n/m	315	***	n/m	(3,413)	n/m

	108,710	13.0%	87,900		12.7%	20,810	23.7%
Corporate**	(14,998)		(8,839)			(6,159)

Total Operating Income	$93,712	11.2%	$79,061		11.4%	$14,651	18.5%

*Developing Brands includes Baja Fresh and Cafe Express.

**Corporate charges include certain overhead costs which are not allocated to individual segments.

***Included in the Developing Brands operating income for first quarter 2003 is a loss of $127,000 related to the Company’s equity investment in Cafe Express. The Company had previously included this equity investment in corporate charges.

n/m - not meaningful. Prior to acquiring a controlling interest in February 2004, the Company accounted for Cafe Express under the equity method and Cafe Express revenues were not included in the Company’s financial statements.

RESULTS OF OPERATIONS

Revenues for the current quarter as compared to the prior year were as follows:

REVENUES
(in thousands)

					Change From
	Quarter Ended				Prior Year
		% of		% of
	March 28, 2004	Total	March 30, 2003	Total	Dollars	Percentage
Retail sales
Wendy’s	$507,453	75.0%	$421,297	75.3%	$86,156	20.5%
Hortons	124,324	18.4%	106,435	19.0%	17,889	16.8%
Developing Brands*	44,835	6.6%	32,139	5.7%	12,696	39.5%

	$676,612	100.0%	$559,871	100.0%	$116,741	20.9%

Franchise revenues
Wendy’s	$72,403	45.8%	$65,690	49.0%	$6,713	10.2%
Hortons	83,423	52.7%	66,406	49.5%	17,017	25.6%
Developing Brands*	2,315	1.5%	2,057	1.5%	258	12.5%

	$158,141	100.0%	$134,153	100.0%	$23,988	17.9%

Total revenues
Wendy’s	$579,856	69.5%	$486,987	70.2%	$92,869	19.1%
Hortons	207,747	24.9%	172,841	24.9%	34,906	20.2%
Developing Brands*	47,150	5.6%	34,196	4.9%	12,954	37.9%

	$834,753	100.0%	$694,024	100.0%	$140,729	20.3%

*	Developing Brands includes Baja Fresh and Cafe Express.

WENDY’S
Retail Sales

Of the total Wendy’s retail sales, domestic Wendy’s retail sales increased $73.2 million, or 19.3%, to $453.0 million in the quarter. The domestic retail sales increase is a result of increases in average same-store sales for company operated restaurants and in the number of restaurants open. The following table summarizes the changes in average same-store sales, average number of transactions, average check, selling prices and total restaurants open for domestic company operated Wendy’s restaurants for first quarters 2004 and 2003:

	March 28, 2004	March 30, 2003
Average same-store sales increase (decrease)	9.1%	(3.1%)
Increase (decrease) in average number of transactions	5.8%	(2.9%)
Increase (decrease) in average check	3.2%	(0.2%)
Increase in selling prices	.6%	.5%
Total domestic company operated restaurants open	1,304	1,188

Of Wendy’s total retail sales, Canadian Wendy’s retail sales were $40.7 million, an increase of $11.4 million, or 39.0%, in the first quarter. Approximately $5 million, or 46%, of the increase is due to strengthening of the Canadian dollar. In addition, Canadian Wendy’s average same-store sales for company operated restaurants, in local currency, increased 11.3% in the first quarter following a .4% decrease in 2003. As of March 28, 2004 and March 30, 2003, Canadian company operated restaurants totaled 148 and 142, respectively. Outside of North America, the Company only operates two restaurants.

Franchise Revenues

Of the total Wendy’s franchise revenues, domestic Wendy’s franchise revenues increased $5.9 million, or 9.7%, to $66.3 million in the quarter. The increase was led by a 7.6% increase in average same-store sales at franchise domestic restaurants for the quarter. Also, more domestic franchise restaurants were open in the first quarter of 2004 compared to the first quarter 2003. In addition to an increase in domestic franchise revenues, Canadian franchise revenues were higher due to a 10.6% increase in average same-store franchisee sales, in local currency, and the stronger Canadian dollar.

HORTONS

The significant majority of Hortons’ operations are in Canada. The strengthening of the Canadian dollar in the first quarter of 2004 versus first quarter 2003 increased amounts reported in U.S. dollars from Hortons on average by approximately 13%.

Retail Sales

The increase in Hortons retail sales primarily reflects a stronger Canadian dollar and higher distribution sales in 2004. The strengthening of the Canadian dollar accounted for approximately $16 million of the $17.9 million increase. Excluding the impact of the stronger Canadian dollar, Canadian distribution warehouse sales (sales of dry goods and supplies to franchisees) increased $4.2 million, or 4.4%, from last year. This increase reflected higher numbers of Hortons’ Canadian franchised restaurants serviced and positive average same-store sales growth, in local currency, of 6.6% in 2004. Retail sales in the U.S. were $3.6 million in the quarter, down $2.0 million from the prior year, reflecting the Company’s continuing strategy to franchise company operated restaurants in the U.S.

Franchise Revenues

The increase in Hortons franchise revenues over the prior year primarily reflects the stronger Canadian dollar, an increase in the number of franchise restaurants and an increase in average same-store sales, in local currency, of 6.6%. The strengthening of the Canadian dollar accounted for approximately $10 million of the $17.0 million increase. Of the remaining $7.0 million increase, Canadian rental income from restaurants leased to franchisees and Canadian royalties increased a combined $6.8 million. These increases reflected an additional number of Canadian restaurants leased to franchisees and higher average same-store sales growth (rent is generally charged as a percent of sales). At March 28, 2004, total Hortons restaurants franchised were 2,484 versus 2,304 at March 30, 2003.

DEVELOPING BRANDS

Developing Brands includes Baja Fresh and Cafe Express. The results of Cafe Express’ operations have been included in the Company’s Consolidated Financial Statements since February 2004 when a controlling interest in Cafe Express was acquired by the Company. Previously, the Company accounted for its investment in Cafe Express under the equity method. As of March 28, 2004, Cafe Express included 18 company operated restaurants and Baja Fresh included a total of 294 company operated and franchised restaurants.

Retail Sales

Baja Fresh retail sales comprise 86.9% of the total Developing Brands retail sales for first quarter 2004. The increases in Developing Brands retail sales are primarily driven by an increase in the number of company operated restaurants, partially offset by average same-store sales decreases in company operated restaurants.

Franchise Revenues

As of March 28, 2004, Baja Fresh comprises the total amount of Developing Brands franchise revenues as Cafe Express does not have franchised restaurants. The increase in franchise revenues was primarily driven by an increase in the number of franchise restaurants open, partially offset by an average same-store sales decrease in franchise restaurants. There were 156 Baja Fresh franchise restaurants at March 28, 2004 compared to 124 at March 30, 2003.

COST OF SALES, COMPANY RESTAURANT OPERATING COSTS, AND OPERATING COSTS

					Change From
	Quarter Ended				Prior Year
		% of		% of
(in thousands):	March 28, 2004	Total	March 30, 2003	Total	Dollars	Percentage
Cost of sales
Wendy’s	$314,780	71.3%	$257,973	71.0%	$56,807	22.0%
Hortons	98,589	22.3%	84,150	23.2%	14,439	17.2%
Developing Brands*	28,463	6.4%	21,213	5.8%	7,250	34.2%

	$441,832	100.0%	$363,336	100.0%	$78,496	21.6%

Company restaurant operating costs
Wendy’s	$133,372	88.1%	$110,372	91.0%	$23,000	20.8%
Hortons	2,687	1.8%	3,165	2.6%	(478)	(15.1)%
Developing Brands*	15,212	10.1%	7,751	6.4%	7,461	96.3%

	$151,271	100.0%	$121,288	100.0%	$29,983	24.7%

Operating costs
Wendy’s	$4,691	13.2%	$4,269	13.9%	$422	9.9%
Hortons	30,883	86.8%	26,417	86.1%	4,466	16.9%
Developing Brands*	0	0.0%	0	0.0%	0	0.0%

	$35,574	100.0%	$30,686	100.0%	$4,888	15.9%

*	Developing Brands includes Baja Fresh and Cafe Express.

WENDY’S
Cost of Sales and Restaurant Operating Costs

Wendy’s cost of sales includes food, paper and labor costs for domestic and Canadian company operated restaurants and the cost of goods sold to franchisees from Wendy’s bun baking facilities. Of the total Wendy’s cost of sales, domestic Wendy’s company operated restaurant cost of sales increased $49.1 million, or 21.3%, to $279.7 million in the first quarter 2004. The increase was driven primarily by an increase in the number of company operated restaurants and higher food costs. Wendy’s domestic cost of sales as a percent of Wendy’s domestic retail sales increased 1.0% in the quarter. Domestic food costs, as a percent of domestic retail sales, increased 2.1% in the quarter, reflecting an increase in beef prices of approximately 34% and minimal increases in other commodity prices, partially offset by a .6% selling price increase. Domestic Wendy’s labor costs, as a percent of sales, decreased 1.1% in the quarter, primarily reflecting the impact of higher average sales.

Wendy’s company restaurant operating costs include costs necessary to manage and operate domestic and Canadian restaurants, except cost of sales and depreciation. Of the total Wendy’s company restaurant operating costs, domestic Wendy’s company restaurant operating costs increased $20.0 million, or 19.6%, to $121.8 million in the quarter. The domestic Wendy’s increase is a result of the increases in average same-store sales, the number of company operated restaurants open and higher incentive bonus and insurance costs. The number of domestic Wendy’s company operated restaurants increased by 116 from 2003 to a total of 1,304 at March 28, 2004.

Of Wendy’s total cost of sales, Canadian Wendy’s cost of sales were $27.0 million, an increase of $7.5 million, or 38.4%, in the first quarter. Canadian Wendy’s company restaurant operating costs increased $2.8 million, or 34.7%, in the quarter. The total $10.3 million increase in cost of sales and company restaurant operating costs in 2004 is primarily due to an approximate $5 million impact due to a stronger Canadian dollar as well as increases in the number of Canadian Wendy’s company operated restaurants and higher sales. The number of Wendy’s Canada company operated restaurants increased by 6 from 2003. Canadian Wendy’s same-store sales for company operated restaurants, in local currency, increased 11.3% in the quarter.

Operating Costs

Wendy’s operating costs include rent expense and other costs related to properties subleased to franchisees and costs related to operating and maintaining Wendy’s bun making facilities. Total Wendy’s operating costs were comparable to the prior year with an increase of $.4 million in the quarter.

HORTONS
Cost of Sales

Hortons’ cost of sales includes food, paper and labor costs for company operated restaurants and the cost of dry goods sold to franchisees from Hortons’ distribution warehouses. The increase in Hortons cost of sales primarily reflects a stronger Canadian dollar and higher sales in 2004. The strengthening of the Canadian dollar accounted for approximately $12 million of the $14.4 million increase. Excluding the impact of the stronger Canadian dollar, the Hortons’ Canadian warehouse cost of sales increased $4.4 million to $93.3 million in the quarter. This increase primarily reflects additional sales to Canadian franchisees due to a 149 restaurant increase and includes the impact of a change in mix of products sold to franchisees. Warehouse cost of sales, as a percent of warehouse sales, in the first quarter 2004 was comparable to the first quarter 2003. Hortons U.S. cost of sales were $1.9 million in the quarter, down $1.5 million from 2003, reflecting the continuing strategy to franchise company operated restaurants.

Operating Costs

Hortons’ operating costs include rent expense related to properties subleased to franchisees, cost of equipment sold to Hortons’ franchisees as part of the initiation of the franchise business, costs to operate and maintain the distribution warehouses and coffee roasting facility, and training and other costs to ensure successful franchise openings. The increase in Hortons operating costs primarily reflects a stronger Canadian dollar. The strengthening of the Canadian dollar accounted for approximately $4 million of the $4.5 million 2004 increase. The remaining increase in first quarter 2004 primarily reflected slight increases in Canadian Hortons’ rent expense, Canadian cost of equipment and other franchise costs as well as costs of operating and maintaining Canadian warehouse operations.

DEVELOPING BRANDS
Cost of Sales and Restaurant Operating Costs

Baja Fresh comprises 87.6% and 88.5% of the total Developing Brands cost of sales and company restaurant operating costs, respectively, for first quarter 2004. As a percent of sales, these costs increased from 2003 to 2004 due to higher beef and other commodity costs and lower average same-store sales.

CONSOLIDATED
General and Administrative Expenses

Consolidated general and administrative expenses increased $3.0 million, or 4.6%, to $67.8 million in the quarter. Included in general and administrative expenses is an approximate $2 million dollar increase due to a stronger Canadian dollar. As a percent of revenues, general and administrative expenses decreased to 8.1%, down from 9.3% in the prior year. The percentage decrease in first quarter 2004 reflects that revenues grew at a much higher rate than general and administrative costs as well as the Company’s continuing effort to control overhead costs. This was slightly offset by higher incentive bonus accruals in first quarter 2004.

Depreciation of Property and Equipment

Consolidated depreciation of property and equipment for the quarter increased $6.7 million from 2003 primarily reflecting additional restaurant development and a stronger Canadian dollar.

Other Income

Consolidated other income, net of other expense, includes amounts that are not directly derived from the Company’s primary businesses. This includes income from equity investments in joint ventures and other minority investments and expenses related to store closures, other asset write-offs, employee severance costs, and reserves for international and legal issues.

Consolidated other income decreased $3.0 million over the prior year quarter. This decrease is primarily the result of reserve adjustments and 2003 nonrecurring Canadian favorable currency impact on intercompany receivables, partially offset by equity income related to the Company’s joint venture with IAWS Group/Cuisine de France. As of March 28, 2004, the Company has invested over $41 million in the joint venture.

Foreign Currency

The primary currency exposure the Company has is to the Canadian dollar. The results of Wendy’s and Hortons’ Canadian operations are translated into U.S. dollars. In addition, various cross border transactions must be “marked to market” each quarter with the income impact included in “Other Income”. In 2004, the material cross border transactions are hedged and therefore do not impact earnings. The positive impact on first quarter 2004 EPS due to the Canadian dollar was approximately $.035, from Wendy’s and Hortons’ Canadian operations. For the first quarter 2004, the average Canadian exchange rate was $1.32, versus $1.51 for the prior year quarter.

COMPREHENSIVE INCOME

Comprehensive income decreased $23.7 million in the quarter. While net income increased $8.9 million, the decrease was due to translation and other adjustments being down in the current quarter by $32.6 million versus 2003. This decrease was driven by an approximate 7% strengthening of the Canadian dollar in the first quarter 2003 compared to a slight weakening of the Canadian dollar in the first quarter 2004. At the end of the first quarter 2004, the Canadian exchange rate was $1.32 versus $1.31 at December 28, 2003. At the end of the first quarter 2003, the Canadian exchange rate was $1.47 versus $1.57 at December 29, 2002.

FINANCIAL POSITION

Overview

The Company generates considerable cash flow each year from net income excluding depreciation and amortization. The main recurring requirement for cash is capital expenditures. In the last five years the Company has generated cash from operating activities in excess of capital expenditure requirements. Acquisition and investment activity can be an important expenditure, but the Company may borrow money to fund major purchases, such as the Company did when it acquired Baja Fresh in 2002. Share repurchases are part of the ongoing financial strategy utilized by the Company, and normally these repurchases come from cash on hand and the cash provided by option exercises. Longer term, both the cash provided from option exercises and the cash used for share repurchases should decrease as the Company implements its new equity compensation program, featuring restricted stock, that was approved at the 2004 Annual Meeting of Shareholders held April 22, 2004. The Company increased its dividend payment rate by 100% in 2004.

The Company maintains a strong balance sheet and financial flexibility in order to meet the Company’s strategic objectives. Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt BBB+ and Baa-1, respectively. The Company currently has a $500 million shelf registration and $200 million line of credit which are both unused. The Company also has the ability to borrow cash under its commercial paper program and had approximately $25 million outstanding as of March 28, 2004.

Comparative Cash Flows

Cash flows from operations were $99.3 million for the first quarter 2004 and $60.2 million for the prior year. The 2004 increase includes higher net income, excluding depreciation and amortization, of $15.5 million and increased cash flows due to changes in working capital. The changes in working capital are primarily due to the timing of receipts and disbursements.

Net cash used in investing activities totaled $25.7 million in the first quarter 2004 compared to $68.0 million in 2003. The $42.3 million decrease is primarily due to additional cash inflows from the maturity of $24.7 million in short term investments, proceeds from the disposition of 10 Wendy’s Florida restaurants to franchisees of $16.4 million and lower costs associated with franchise acquisitions of $3.6 million over first quarter 2003. These cash inflows were partially offset by the additional investment in Cafe Express of $5.0 million and an increase in capital expenditures of $4.2 million.

Financing activities used cash of $85.2 million in the first quarter of 2004 compared to $40.2 million in 2003. The increase includes an additional $18.6 million used to repurchase common shares, $15.0 million related to principal repayments of commercial paper borrowings and $13.8 million related to the pay-off of debt assumed in connection with the Cafe Express investment in 2004 compared to debt repayments of $1.2 million in 2003. Also included is a $6.9 million, or a 100%, increase in dividend payments. In February 2004, the Company announced its Board of Directors had approved a 100% increase in the rate of common stock dividends paid. Partially offsetting the increases in cash used for financing activities were proceeds from the exercise of stock options which were $8.9 million higher in first quarter 2004 than first quarter 2003.

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

In January 2004, the Company’s Board of Directors authorized an additional $200 million for the repurchase of common shares, which raised the total remaining amount authorized to approximately $366 million as of January 31, 2004. Since the January 2004 additional authorization, the Company has used cash totaling $54.5 million to repurchase common shares. Generally, the Company’s objective in its share repurchase program is to offset the dilution impact of the Company’s equity compensation program. Since 1998 and through the end of the first quarter of 2004, the Company has repurchased 38.2 million common and other shares exchangeable into common shares for approximately $939 million.

In February 2004, the Company announced a new equity-based compensation program for directors and employees. This new program will permit up to 3.6 million common shares to be issued. Under the new program, restricted shares and restricted stock units will be awarded beginning in 2004 (some stock options will also be awarded in 2004, but not in subsequent years). Over time, the new program is expected to reduce “overhang” (unexercised options already granted and options previously approved but not yet granted divided by shares outstanding) and reduce the long-term effect of the equity compensation program on the Company’s EPS. The expected reductions in the Company’s overhang and effect on EPS are based on a number of assumptions, including that stock options will be required to be expensed on the Company’s income statement under U.S. generally accepted accounting principles in the future, the number of stock option exercises, share repurchases, increases in employee salaries, net additions in the number of employees, the Company achieving specified annual EPS goals and the Company’s total shareholder return relative to the Standard & Poor’s 500 Index. Other types of incentives could also be awarded under the new program, although the Company presently does not intend to do so. The new equity-based compensation program was approved at the 2004 Annual Meeting of Shareholders held April 22, 2004.

The Company has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to issue up to $500 million of securities. No securities under this filing have been issued. The Company also has a $200 million revolving credit facility. The revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The Company’s Senior Notes and debentures also have limits on liens that can be placed on the Company’s assets and limits on sale leaseback transactions. At March 28, 2004, the Company was in compliance with its covenants under the revolving credit facility and the limits of its Senior Notes and debentures, and no amounts under the revolving credit facility were outstanding.

The Company does not have significant term debt maturities until 2005 and thereafter, no significant maturities until 2011. The Company believes it will be able to pay or refinance future term debt obligations based on its strong financial condition and sources of cash described in the preceding paragraphs.

Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt BBB+ and Baa-1, respectively. The Company is committed to a strong capital structure and financial profile, and intends to maintain an investment grade rating. If additional funds are needed for mergers, acquisitions or other strategic investments, the Company believes it could borrow additional cash and still maintain its investment grade rating. In the event the Company’s rating declines, the Company may incur an increase in borrowing costs. If the decline in the rating is significant, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include sales and cost trends, the Company’s cash position, cash flow, capital expenditures and stability of earnings.

MANAGEMENT’S OUTLOOK

The Company continues to employ its strategic initiatives as outlined in its Financial Statements and Other Information furnished with its 2004 Proxy Statement. These initiatives include leveraging the Company’s core assets, growing same-store sales, improving store-level productivity to enhance margins, improving underperforming operations, developing profitable new restaurants and implementing new technology initiatives. The Company intends to allocate resources to improve long-term return on assets and invested capital, and monitor its progress by tracking various metrics, including return on average assets, return on average equity and return on invested capital, as well as comparing to historical performance, the Company’s peers and other leading companies.

New restaurant development will continue to be very important to the Company. The Company currently estimates that it will open between 550-600 new Wendy’s, Hortons and Baja Fresh restaurants during 2004 (both company and franchise), subject to the continued ability of the Company and its franchisees to complete permitting and meet other conditions and to comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. This would be a growth rate of approximately 5% to 6%, including store closures.

The new unit openings will be concentrated in North America, specifically Wendy’s U.S., Hortons Canada and Baja Fresh. First quarter development for 2004 and 2003 is summarized in the chart below:

	First	First	Full Year
	Quarter 2004	Quarter 2003	2004 Outlook
Wendy’s	41	33	300-320
Hortons	25	33	200-220
Developing Brands	14	17	50-60

Totals	80	83	550-600

The Company will continue to evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures that could add to the Company’s long-term earnings growth. In first quarter 2004, the Company made an additional investment of $5 million to acquire a controlling 70% share of Cafe Express, up from the previous 45% minority interest position. Total capital expenditures for 2004 are expected to be in the range of $300 million to $335 million for new restaurant development, warehousing, remodeling, maintenance and technology initiatives. The Company also plans to invest approximately $60 million to $75 million on investments and new business opportunities in 2004. In April 2004, the Company announced it had won a bid for certain real and personal property assets of Bess Eaton Donut Flour Co., Inc. and Louis A. Gencarelli, Sr. The assets relate to 42 Bess Eaton coffee and donut restaurants throughout Rhode Island, Connecticut and Massachusetts. The purchase price for the restaurants and other assets is approximately $42 million and the transaction was completed on May 5, 2004. The sites will be converted and operated as Hortons restaurants.

Baja Fresh is in the Mexican segment of fast-casual restaurants and is growing rapidly. Baja Fresh currently represents about 5% of the Company’s revenues. In 2003 and the first quarter 2004, Baja Fresh was not profitable as a segment due to declining average same-store sales and cost increases. The Company recently changed top management at Baja Fresh and added leadership with extensive experience with fast-casual restaurants. The Company’s strategy includes implementing process change to monitor theoretical food cost, establish labor guidelines and other initiatives to enhance operations, building average sales per restaurant, training and developing personnel, increasing brand awareness and improving store-level profitability. The Company believes the concept has great potential for the future. Nevertheless, as with all developing companies, there are challenges to gaining customer acceptance and the industry is extremely competitive.

Also in first quarter 2004, the Company announced that based on its strong cash position the Board of Directors had approved an increase in the rate of common stock dividends paid by 100%. The Company’s new target for its dividend payout ratio is 18% to 22% of earnings, with a dividend yield of 1.1% to 1.2%. As a result, dividend payments in 2004 are expected to increase to approximately $54 million from approximately $27 million in 2003.

The Company has set a revised EPS goal in the range of $2.32 to $2.37 for 2004. This would be an increase of 13% to 16% from 2003. This revision from the previous range of $2.27 to $2.32 includes current projections for the Company, including a continuation of current Canadian currency trends in line with prior year and improving trend in beef prices. The Company is maintaining its long-term annual earnings per share growth goal of 11% to 13%.

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet” arrangements as of March 28, 2004 as that term is described by the Securities and Exchange Commission.

MARKET RISK

The Company’s exposure to various market risks remains substantially the same as reported as of December 28, 2003. The Company’s disclosures about market risk are incorporated herein by reference from pages AA-14 through AA-16 of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on March 9, 2004.

Forward currency contracts to sell Canadian dollars and buy $40.6 million and $15.0 million U.S. dollars were outstanding as of March 28, 2004 and March 30, 2003, respectively. The cumulative unrealized fair value loss of forward currency contracts to sell Canadian dollars and buy U.S. dollars as of March 28, 2004 and March 30, 2003 was $3.4 million and $.6 million, respectively. The unrealized fair value loss amounts are included as a component of accumulated other comprehensive income and will be reclassified to earnings and offset against the underlying transactions when the transactions occur.

The interest rate swap outstanding on both March 28, 2004 and March 30, 2003 is for the notional amount of $100.0 million. The unrealized fair value gain on the interest rate swap was $.5 million as of March 28, 2004, versus a loss of $.5 million as of March 30, 2003. Gains and losses arising from the swap are completely offset against losses and gains of the underlying debt obligation.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
SYSTEMWIDE RESTAURANTS

	As of	As of	Increase /	As of	Increase /
	March 28,	December 28,	(Decrease)	March 30,	(Decrease)
	2004	2003	From Prior Quarter	2003	From Prior Year
Wendy’s
U.S.
Company	1,304	1,312	(8)	1,188	116
Franchise	4,475	4,449	26	4,376	99

	5,779	5,761	18	5,564	215

Canada
Company	148	148	0	142	6
Franchise	219	219	0	213	6

	367	367	0	355	12

Other International
Company	5	5	0	4	1
Franchise	349	348	1	339	10

	354	353	1	343	11

Total Wendy’s
Company	1,457	1,465	(8)	1,334	123
Franchise	5,043	5,016	27	4,928	115

	6,500	6,481	19	6,262	238

Tim Hortons
U.S.
Company	28	25	3	35	(7)
Franchise	156	159	(3)	125	31

	184	184	0	160	24

Canada
Company	30	32	(2)	34	(4)
Franchise	2,328	2,311	17	2,179	149

	2,358	2,343	15	2,213	145

Total Tim Hortons
Company	58	57	1	69	(11)
Franchise	2,484	2,470	14	2,304	180

	2,542	2,527	15	2,373	169

Baja Fresh
U.S.
Company	138	132	6	102	36
Franchise	156	151	5	124	32

Total Baja Fresh	294	283	11	226	68

Cafe Express
U.S.
Company	18	18	0	14	4

Total Cafe Express	18	18	0	14	4

Total System
Company	1,671	1,672	(1)	1,519	152
Franchise	7,683	7,637	46	7,356	327

	9,354	9,309	45	8,875	479

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities – an interpretation of “Accounting Research Bulletin” (“ARB”) No. 51”. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests.

Subsequent to issuing FIN 46, the FASB issued FIN 46 (revised) (“FIN 46R”), which replaces FIN 46. Among other things, FIN 46R clarified and changed the definition and application of a number of provisions of FIN 46 including de facto agents, variable interests and variable interest entity (“VIE”). FIN 46R also expanded instances when FIN 46 should not be applied. FIN 46R was issued December 23, 2003 and, for the Company, is effective no later than the end of the first quarter of 2004. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company has entered into arrangements with a limited number of qualifying franchisees to provide financial flexibility that allows a franchisee to grow and develop a restaurant franchise. These arrangements allow a franchisee to lease land, buildings and equipment from the Company based on a percentage of the franchisee’s retail sales. Generally, these arrangements are entered into to facilitate growth of successful franchisees into additional restaurants and to expand into developing markets. The Company’s objective in extending the flexible lease financing is to establish and grow long term franchisee relationships and the Company has been successful in doing so.

Because franchisees entering into the flexible lease arrangements are not required to invest a significant amount of equity, the legal entity within which such a franchise operates is considered to not be adequately capitalized and, as a result, would be a VIE, as defined by FIN 46R. Based on a review of the limited financial statements it receives from these franchisees, the mathematical projections performed by the Company indicate the Company is the primary beneficiary, as that term is defined by FIN 46R, of these VIEs. This determination applies to approximately 100 franchised restaurants, or less than 2% of the Company’s total franchised restaurants, and approximately 1% of systemwide restaurants.

The Company has no equity interest in any of its franchisees and has no “off-balance sheet” exposures relative to any of its franchisees as that term is generally understood or described by the Securities and Exchange Commission. None of the Company’s assets serves as collateral for approximately 100 franchised restaurants (described in the preceding paragraph), and creditors of these franchisees have no recourse to the Company. The only exposure to the Company related to these VIEs relates to the collection of amounts due the Company, which are collected weekly. Revenues, net of uncollectible amounts, from these franchisees are already included in the Company’s financial statements. The agreements governing the lease arrangements can be cancelled by either the franchisee or the Company with 30 days notice, further reducing potential exposure to the Company.

The Company adopted the disclosure provisions of FIN 46 in the first quarter of 2003 and, as of the first quarter of 2004, has adopted the remaining provisions of FIN 46R on a prospective basis to consolidate all VIEs for which the Company is the primary beneficiary. Adoption of FIN 46R did not result in a significant impact to the Company’s financial statements. VIEs for which the Company is determined to be the primary beneficiary as of March 28, 2004 will have no impact on net income reported by the Company. The impact of approximately 100 franchisees (described above) to the Company’s balance sheet is not significant. There are also a small percentage of franchised restaurants considered to be VIEs for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with this small percentage of franchised restaurants is also not significant.

SAFE HARBOR STATEMENT

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing heavy price discounting; changes in economic conditions; changes in consumer perceptions of food safety; harsh weather, particularly in the first and fourth quarters; changes in consumer tastes; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; changes in applicable accounting rules; the ability of the Company to successfully complete transactions designed to improve its return on investment; or other factors set forth in Exhibit 99 attached hereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 23 of this Form 10-Q.

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

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table presents the Company’s repurchases of its common stock for the first quarter ended March 28, 2004:

				(d) Maximum Number (or
	(a) Total Number	(b) Average	(c) Total Number of Shares	Approximate Dollar Value) of Shares
	of Shares	Price Paid per	Purchased as Part of Publicly	that May Yet be Purchased Under
Period	Purchased	Share	Announced Plans or Programs	the Plans or Programs (1)
Period 1 (December 29, 2003 - February 1, 2004)	0	0	0	$365,861,785
Period 2 (February 2, 2004 - February 29, 2004)	665,000	$38.6908	665,000	$340,132,412
Period 3 (March 1, 2004 - March 28, 2004)	700,000	$41.0698	700,000	$311,383,561
Total	1,365,000	$39.9108	1,365,000	$311,383,561

(1) At the beginning of first quarter 2004, approximately $166 million remained under the repurchase authorization as approved by the Company’s Board of Directors as of the end of 2002. In January 2004, the Board of Directors authorized an additional $200 million for the repurchase of common shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index to Exhibits on Page 29.

(b)	The Company filed four reports on Form 8-K for the quarter ended March 28, 2004. The first report on Form 8-K was filed January 6, 2004 as the Company issued a press release reporting its December 2003 sales results and other information. A copy of the press release was attached to the filing.

The second report on Form 8-K was filed January 30, 2004 as the Company issued a press release and other financial information regarding its fourth quarter and full year 2003 results. A copy of the press release and other financial information was attached to the filing.

The third report on Form 8-K was filed February 2, 2004 as the Company issued a press release announcing an integrated financial strategy, an increase in its dividend, an increase in its share repurchase authorization, its financial goals for 2004, its long-term earnings growth rate goal and other information. A copy of the press release was attached to the filing.

The fourth report on form 8-K was filed March 3, 2004 as the Company issued a press release reporting February 2004 sales results. A copy of the press release was attached to the filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S INTERNATIONAL, INC. (Registrant)

Date : May 7, 2004	/s/ Kerrii B. Anderson

Kerrii B. Anderson
Executive Vice President and Chief Financial Officer

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Description	Page No.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	30

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31

32(a)	Section 1350 Certification of Chief Executive Officer	32

32(b)	Section 1350 Certification of Chief Financial Officer	33

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	34-35

The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instrument do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.