Form 10-Q
period 2004-06-27
WENDYS INTERNATIONAL INC
filed 2004-08-06
CIK 105668

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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
Yes /X/ No /   /.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes /X/ No /   /.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2004

Common shares, $.10 stated value Exhibit index on page 32.	113,574,000 shares

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

Pages
PART I: Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Condensed Statements of Income for the quarters and year-to-date periods ended June 27, 2004 and June 29, 2003	3 - 4
Consolidated Condensed Balance Sheets as of June 27, 2004 and December 28, 2003	5 - 6
Consolidated Condensed Statements of Cash Flows for the year-to-date periods ended June 27, 2004 and June 29, 2003	7
Notes to the Consolidated Condensed Financial Statements	8 - 14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 29
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	29
PART II: Other Information
Item 2. Changes in Securities and Use of Proceeds	29
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 6. Exhibits and Reports on Form 8-K	30
Signature	31
Index to Exhibits	32
Exhibit 31(a)	33
Exhibit 31(b)	34
Exhibit 32(a)	35
Exhibit 32(b)	36
Exhibit 99	37 - 38
EX-31(A)
EX-31(B)
EX-32(A)
EX-32(B)
EX-99

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	(In thousands, except per share data)
	Quarter Ended	Quarter Ended
	June 27, 2004	June 29, 2003
Revenues
Retail sales	$740,577	$639,017
Franchise revenues	168,325	146,968

	908,902	785,985

Costs and expenses
Cost of sales	475,480	411,337
Company restaurant operating costs	158,724	132,170
Operating costs	36,124	29,143
Depreciation of property and equipment	44,478	40,721
General and administrative expenses	71,789	63,245
Other income	(1,153)	(1,480)

Total costs and expenses	785,442	675,136

Operating income	123,460	110,849

Interest expense	(11,677)	(11,167)
Interest income	1,003	848

Income before income taxes	112,786	100,530
Income taxes	41,167	39,415

Net income	$71,619	$61,115

Basic earnings per common share	$.63	$.54

Diluted earnings per common share	$.62	$.53

Dividends per common share	$.12	$.06

Basic shares	113,769	113,465

Diluted shares	115,724	114,337

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	(In thousands, except per share data)
	Year-to-Date Ended	Year-to-Date Ended
	June 27, 2004	June 29, 2003
Revenues
Retail sales	$1,417,189	$1,198,888
Franchise revenues	326,466	281,121

	1,743,655	1,480,009

Costs and expenses
Cost of sales	917,312	774,673
Company restaurant operating costs	309,995	253,458
Operating costs	71,698	59,829
Depreciation of property and equipment	89,302	78,802
General and administrative expenses	139,539	128,022
Other income	(1,363)	(4,685)

Total costs and expenses	1,526,483	1,290,099

Operating income	217,172	189,910

Interest expense	(23,381)	(22,695)
Interest income	2,073	1,899

Income before income taxes	195,864	169,114
Income taxes	71,490	64,106

Net income	$124,374	$105,008

Basic earnings per common share	$1.09	$.92

Diluted earnings per common share	$1.07	$.92

Dividends per common share	$.24	$.12

Basic shares	114,148	113,937

Diluted shares	116,280	114,680

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	(Dollars in thousands)
	June 27, 2004	December 28, 2003
ASSETS
Current assets
Cash and cash equivalents	$140,764	$171,206
Accounts receivable, net	108,426	109,880
Notes receivable, net	11,917	14,125
Deferred income taxes	17,782	19,776
Inventories and other	67,811	54,353
Short-term investments	0	24,648
Advertising fund restricted assets	74,457	68,677

	421,157	462,665

Property and equipment	3,092,491	3,027,739
Accumulated depreciation	(934,137)	(873,432)

	2,158,354	2,154,307

Notes receivable, net	13,310	18,122
Goodwill	351,876	320,959
Deferred income taxes	5,402	822
Intangible assets, net	42,914	44,547
Other assets	126,735	131,540

	$3,119,748	$3,132,962

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	(Dollars in thousands)
	June 27, 2004	December 28, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$133,724	$159,957
Accrued expenses:
Salaries and wages	44,422	49,785
Taxes	100,459	81,921
Insurance	50,415	46,677
Other	65,178	70,565
Advertising fund restricted liabilities	74,457	68,677
Current portion of long-term obligations	10,601	50,891

	479,256	528,473

Long-term obligations
Term debt	621,952	622,596
Capital leases	66,733	70,036

	688,685	692,632

Deferred income taxes	112,776	101,874
Other long-term liabilities	55,256	51,377

Commitments and contingencies

Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share, Authorized: 200,000,000 shares, Issued: 117,613,000 and 116,760,000 shares, respectively	11,761	11,676
Capital in excess of stated value	80,568	54,310
Retained earnings	1,800,413	1,703,488
Accumulated other comprehensive income (expense):
Cumulative translation adjustments and other	28,256	47,142
Pension liability	(1,018)	(1,018)

	1,919,980	1,815,598
Treasury stock at cost:
4,098,000 and 2,063,000 shares, respectively	(136,205)	(56,992)

	1,783,775	1,758,606

	$3,119,748	$3,132,962

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In thousands)
	Year-to-Date	Year-to-Date
	Ended	Ended
	June 27, 2004	June 29, 2003
Net cash provided by operating activities	$220,061	$144,473

Cash flows from investing activities
Proceeds from property dispositions	44,513	10,197
Capital expenditures	(130,944)	(124,358)
Acquisition of Bess Eaton	(41,500)	0
Acquisition of franchises	(4,977)	(9,600)
Principal payments on notes receivable	7,308	6,348
Investments in joint venture and other investments	20,062	(6,215)
Other investing activities	(448)	(2,281)

Net cash used in investing activities	(105,986)	(125,909)

Cash flows from financing activities
Proceeds from employee stock options exercised	20,818	7,487
Repurchase of common stock	(79,213)	(41,621)
Principal payments on debt obligations	(56,461)	(2,271)
Dividends paid on common shares	(27,449)	(13,688)

Net cash used in financing activities	(142,305)	(50,093)

Effect of exchange rate changes on cash	(2,212)	8,190

Decrease in cash and cash equivalents	(30,442)	(23,339)
Cash and cash equivalents at beginning of period	171,206	171,944

Cash and cash equivalents at end of period	$140,764	$148,605

Supplemental disclosures of cash flow information:
Interest paid	$23,571	$22,538
Income taxes paid	55,264	79,111
Capitalized lease obligations incurred	1,770	5,448

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. MANAGEMENT’S STATEMENT

In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy’s International, Inc. and subsidiaries (the “Company”) as of June 27, 2004 and December 28, 2003, and the condensed results of operations and comprehensive income (see Note 4) for the quarters and year-to-date periods ended June 27, 2004 and June 29, 2003 and cash flows for the year-to-date periods ended June 27, 2004 and June 29, 2003. All of these financial statements are unaudited. The Notes to the audited Consolidated Financial Statements, which are contained in the Financial Statements and Other Information furnished with the Company’s Definitive 2004 Proxy Statement, should be read in conjunction with these Consolidated Condensed Financial Statements. Certain reclassifications have been made for the prior year to conform to the 2004 presentation. These reclassifications did not have any impact on net income.

NOTE 2. NET INCOME PER SHARE

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options and non-vested shares, net of shares assumed to be repurchased from proceeds, when outstanding and dilutive. Options to purchase approximately 1.5 million shares of common stock for the quarter and year-to-date periods ended June 27, 2004, and options to purchase 4.7 million shares of common stock for the second quarter 2003 and 6.9 million shares year-to-date 2003 were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they were antidilutive.

The computations of basic and diluted earnings per common share are shown below (in thousands, except per share data):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Income for computation of basic and diluted earnings per common share	$71,619	$61,115	$124,374	$105,008

Weighted average shares outstanding for computation of basic earnings per common share	113,769	113,465	114,148	113,937

Effect of dilutive securities – stock options and non-vested shares	1,955	872	2,132	743

Weighted average shares outstanding for computation of diluted earnings per common share	115,724	114,337	116,280	114,680

Basic earnings per common share	$.63	$.54	$1.09	$.92

Diluted earnings per common share	$.62	$.53	$1.07	$.92

NOTE 3. STOCK OPTIONS AND RESTRICTED STOCK

The Company has various stock option plans that provide options for certain employees and outside directors to purchase common shares of the Company. The Company uses the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Beginning in 2004, the Company began providing non-vested shares, typically referred to as restricted stock, in lieu of providing stock options to some of its employees and its outside directors. The Company has recorded $1.3 million in compensation expense for non-vested shares for the quarter and year-to-date periods ended June 27, 2004.

The pro-forma disclosures below are provided as if the Company had adopted the cost recognition requirements under Statement of Financial Accounting Standards (“SFAS”) No. 123 – “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148.

Under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. The assumptions used to value 2004 stock option grants are substantially the same with the assumptions included on page AA-32 of the Company’s Definitive 2004 Proxy Statement filed with the Securities and Exchange Commission on March 9, 2004.

Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123, the Company would have recorded net income and earnings per share as follows (in thousands, except per share data):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income, as reported	$71,619	$61,115	$124,374	$105,008
Add: Stock compensation cost recorded, net of tax	802	0	802	260
Deduct: Stock compensation cost calculated under SFAS No. 123 for stock options, net of tax	(5,166)	(3,478)	(8,469)	(6,249)

Pro-forma net income	$67,255	$57,637	$116,707	$99,019

Earnings per share:
Basic as reported	$.63	$.54	$1.09	$.92
Basic pro-forma	$.59	$.51	$1.02	$.87

Diluted as reported	$.62	$.53	$1.07	$.92
Diluted pro-forma	$.59	$.51	$1.01	$.87

The impact of applying SFAS No. 123 in this pro-forma disclosure is not necessarily indicative of future results.

NOTE 4. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income (expense) and total comprehensive income are shown below (in thousands):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income	$71,619	$61,115	$124,374	$105,008
Other comprehensive income (expense):
Translation adjustments and other	(14,242)	48,048	(18,886)	75,981

Total comprehensive income	$57,377	$109,163	$105,488	$180,989

Other comprehensive income (expense) is primarily comprised of translation adjustments related to fluctuations in the Canadian dollar. During the second quarter and year-to-date 2004, there was a slight weakening in the Canadian dollar versus a significant strengthening in the same quarter and year-to-date periods a year ago. At the end of the second quarter 2004, the Canadian exchange rate was $1.35 versus $1.32 at March 28, 2004 and $1.31 at December 28, 2003. At the end of second quarter 2003, the Canadian exchange rate was $1.35 versus $1.47 at March 30, 2003 and $1.57 at December 29, 2002. Other comprehensive income (expense) for the quarter and year-to-date also includes $.1 million and $.9 million, respectively, related to fair value gains on forward contracts.

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

	Quarter Ended					Year-to-Date Ended
	June 27,	% of	June 29,		% of	June 27,	% of	June 29,		% of
	2004	Total	2003		Total	2004	Total	2003		Total
Revenues
Wendy’s	$619,894	68.2%	$549,152		69.9%	$1,199,750	68.8%	$1,036,139		70.0%
Tim Hortons	235,489	25.9%	198,279		25.2%	443,236	25.4%	371,120		25.1%
Developing Brands	53,519	5.9%	38,554	*	4.9%	100,669	5.8%	72,750	*	4.9%

	$908,902	100.0%	$785,985		100.0%	$1,743,655	100.0%	$1,480,009		100.0%

Operating Income
Wendy’s	$79,087	57.6%	$70,773		58.0%	$138,223	56.2%	$119,534		56.9%
Tim Hortons	61,821	45.0%	50,171		41.1%	114,493	46.5%	88,995		42.4%
Developing Brands	(3,651)	(2.6)%	1,134	*	.9%	(6,749)	(2.7)%	1,449	*	.7%

	$137,257	100.0%	$122,078		100.0%	$245,967	100.0%	$209,978		100.0%

Capital expenditures
Wendy’s	$34,027	58.8%	$41,010		73.8%	$80,640	61.6%	$82,235		66.1%
Tim Hortons	19,461	33.6%	10,591		19.1%	$38,173	29.1%	32,432		26.1%
Developing Brands	4,408	7.6%	3,921		7.1%	$12,131	9.3%	9,691		7.8%

	$57,896	100.0%	$55,522		100.0%	$130,944	100.0%	$124,358		100.0%

* Included in the Developing Brands operating income for second quarter and year-to-date 2003 is a loss of $398,000 and $525,000, respectively, related to the Company’s equity investment in Cafe Express. The Company had previously included this equity investment in corporate charges (see the following table). Revenue amounts for 2003 do not include Cafe Express which was accounted under the equity method in 2003.

A reconciliation of reportable segment operating income to consolidated operating income follows (in thousands):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Reportable segment operating income	$137,257	$122,078	$245,967	$209,978
Corporate charges(1)	(13,797)	(11,229)	(28,795)	(20,068)

Consolidated operating income	$123,460	$110,849	$217,172	$189,910

(1)	Corporate charges include certain overhead costs which are not allocated to individual segments.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below presents amortizable and unamortizable intangible assets as of June 27, 2004 and December 28, 2003 (in thousands):

	June 27, 2004			December 28, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Patents and trademarks	$41,196	($4,370)	$36,826	$41,334	($3,614)	$37,720
Purchase options	7,500	(4,984)	2,516	7,500	(4,644)	2,856
Other	5,173	(1,601)	3,572	5,563	(1,592)	3,971

			$42,914			$44,547

Unamortizable intangible assets:
Goodwill			$351,876			$320,959

Total intangibles amortization expense was $.8 million and $1.6 million for the quarter and year-to-date ended June 27, 2004, respectively, and $.9 million and $1.7 million for the quarter and year-to-date ended June 29, 2003, respectively. The estimated annual intangibles amortization expense for each year through 2007 is approximately $3 million. For the years 2008 and 2009, the estimated annual intangibles amortization expense is approximately $2 million.

The $30.9 million increase in goodwill from December 28, 2003 reflects an increase of $22.7 million related to the Company’s acquisition of assets related to Bess Eaton coffee and donut restaurants, as well as an increase of $17.7 million related to the Company’s investment in Cafe Express, partially offset by a net decrease of $10.1 million associated with the acquisition and refranchising of Wendy’s restaurants in Florida. Year-to-date June 27, 2004, 35 Florida Wendy’s restaurants have been refranchised, consistent with management plans at the time these and other Florida restaurants were acquired from a franchisee in the fourth quarter 2003.

In May 2004, the Company acquired certain real and personal property assets of Bess Eaton Donut Flour Co. Inc. and Louis A. Gencarelli, Sr. The assets relate to 42 Bess Eaton restaurants throughout Rhode Island, Connecticut and Massachusetts (see Note 7 to the Consolidated Condensed Financial Statements). In February 2004, the Company acquired a controlling interest in Cafe Express; and, as a result, Cafe Express is fully consolidated into the Company’s financial statements as of February 2004 (see Note 7 to the Consolidated Condensed Financial Statements). As of June 27, 2004, recorded goodwill for both the Bess Eaton restaurants and Cafe Express is based on estimated values of assets and liabilities. The Company is in the process of obtaining independent valuations of these assets and liabilities and until those valuations are completed, the recorded amount of goodwill is subject to change.

Goodwill is assigned to the Company’s reportable segments as follows (in thousands):

	June 27, 2004	December 28, 2003
Goodwill
Wendy’s	$76,016	$86,165
Hortons	22,679	0
Developing Brands*	253,181	234,794

	$351,876	$320,959

* Developing Brands includes Baja Fresh and Cafe Express.

Under SFAS No. 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually (or in interim periods if events indicate possible impairment). The calculations used to test for impairment depend upon a number of estimates and assumptions, including future business results and interest rates. The Company tested goodwill for impairment as of year-end 2003, and no impairment was indicated. If the Company’s estimates and assumptions change in the future, goodwill would be re-evaluated and could potentially be subject to impairment. The majority of the Company’s goodwill relates to Baja Fresh.

NOTE 7. ACQUISITIONS AND INVESTMENTS

On May 5, 2004, the Company completed its purchase of certain real and personal property assets of Bess Eaton Donut Flour Co., Inc. and Louis A. Gencarelli, Sr. for approximately $42 million. The assets relate to 42 Bess Eaton coffee and donut restaurants throughout Rhode Island, Connecticut and Massachusetts. The sites have been converted and as of June 27, 2004, are operating as Hortons restaurants.

In 2002, the Company invested $9 million for a 45% interest in Cafe Express, a fast-casual restaurant. Cafe Express currently operates 18 restaurants in Houston and Dallas. In February 2004, the Company invested an additional $5 million in Cafe Express, bringing its total equity interest to 70%. Also in 2004, the Company paid off the Cafe Express revolving credit facility for which the Company was a guarantor. Prior to acquiring the additional 25% interest, the Company accounted for the investment using the equity method. Since acquiring the additional 25% interest, Cafe Express results are fully consolidated in the Company’s financial statements and the impact of the related minority interest is classified in other income on the statement of income and other long-term liabilities on the balance sheet and is not significant.

NOTE 8. GUARANTEES AND INDEMNIFICATIONS

The following table summarizes guarantees of the Company which are primarily comprised of certain lease and debt obligations related to franchisees and leases assigned to non-franchisees (in thousands):

Balance at
June 27, 2004
Franchisee and other lease and loan guarantees:
Wendy’s	$156,520
Hortons	1,080
Developing Brands	3,692

Total	$161,292

Contingently liable rent on leases:
Wendy’s	$24,447

Letters of credit:
Wendy’s	$5,965
Hortons	3,067
Developing Brands	600

$9,632

Total guarantees and indemnifications	$195,371

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

Net periodic pension cost (credit) for both plans for the quarters and year-to-date periods ended June 27, 2004 and June 29, 2003 consisted of the following (in thousands):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Service cost	$1,371	$1,333	$2,732	$2,665
Interest cost	1,375	1,505	2,750	3,010
Expected return on plan assets	(1,855)	(1,969)	(3,710)	(3,938)
Amortization of prior service cost	(267)	(267)	(533)	(533)
Amortization of net (gain) loss	655	437	1,310	875

Net periodic pension cost	$1,279	$1,039	$2,549	$2,079

The Company will contribute $8.7 million to its pension plans in the third quarter 2004. As of June 27, 2004, no contributions were made.

NOTE 10. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an interpretation of “Accounting Research Bulletin” (“ARB”) No. 51”. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests.

Subsequent to issuing FIN 46, the FASB issued FIN 46 (revised) (“FIN 46R”), which replaces FIN 46. Among other things, FIN 46R clarified and changed the definition and application of a number of provisions of FIN 46 including de facto agents, variable interests and variable interest entity (“VIE”). FIN 46R also expanded instances when FIN 46 should not be applied. FIN 46R was issued December 23, 2003 and, for the Company, was effective as of the end of the first quarter of 2004. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company has entered into arrangements with a limited number of qualifying Hortons franchisees to provide financial flexibility that allows a franchisee to grow and develop a restaurant franchise. These arrangements allow a franchisee to lease land, buildings and equipment from the Company based on a percentage of the franchisee’s retail sales. Generally, these arrangements are entered into to facilitate growth of successful franchisees into additional restaurants and to expand into developing markets. The Company’s objective in extending the flexible lease financing is to establish and grow long-term franchisee relationships and the Company has been successful in doing so.

Because franchisees entering into the flexible lease arrangements are not required to invest a significant amount of equity, the legal entity within which such a franchise operates is considered to not be adequately capitalized and, as a result, a

VIE, as defined by FIN 46R. Based on a review of the limited financial statements it receives from these franchisees, the mathematical projections performed by the Company indicate the Company is the primary beneficiary, as that term is defined by FIN 46R, of these VIEs. This determination applies to approximately 80 franchised Hortons restaurants as of June 27, 2004, or approximately 1% of the Company’s total franchised restaurants and systemwide restaurants. The Company does not anticipate a significant increase in the number of franchisee VIEs for which the Company is the primary beneficiary.

The Company has no equity interest in any of its franchisees and has no “off-balance sheet” exposures relative to any of its franchisees as that term is described by the Securities and Exchange Commission. None of the Company’s assets serves as collateral for the approximate 80 franchised Hortons restaurants (described in the preceding paragraph), and creditors of these franchisees have no recourse to the Company. The only exposure to the Company related to these VIEs relates to the collection of amounts due the Company, which are collected weekly and which were recorded net of uncollectible amounts in the Company’s financial statements prior to the adoption of FIN 46 and FIN 46R. The agreements governing the lease arrangements can be cancelled by either the franchisee or the Company with 30 days notice, further reducing potential exposure to the Company.

The Company adopted the disclosure provisions of FIN 46 in the first quarter of 2003 and, as of the first quarter of 2004, has adopted the remaining provisions of FIN 46R on a prospective basis to consolidate all VIEs for which the Company is the primary beneficiary. The related minority interest is classified in other income on the statement of income and other long-term liabilities on the balance sheet and is not significant. Adoption of FIN 46R did not result in a significant impact to the Company’s financial statements. Franchisee VIEs for which the Company is determined to be the primary beneficiary will have no impact on net income reported by the Company. The impact of the approximately 80 Hortons franchisees (described above) to the Company’s balance sheet is also not significant. There are a small percentage of franchised restaurants considered to be VIEs for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with this small percentage of franchised restaurants is also not significant.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Wendy’s International, Inc. and subsidiaries (the “Company”) delivered record revenues, net income and diluted earnings per common share (“EPS”) for any quarter and for the first half of the Company’s fiscal year. The Company’s net income increased 17.2% to $71.6 million in the current quarter, and 18.4% to $124.4 million year-to-date. Diluted EPS increased 17.0% to $.62 in the quarter, and 16.3% to $1.07 year-to-date, versus $.53 and $.92, respectively, in the prior year. The 2004 improvements over 2003 were led by a 15.6% increase in revenues to a record $908.9 million for the second quarter and a 17.8% increase in revenues to a record $1,743.7 million for the six months ended June 27, 2004. EPS benefited from changes in the Canadian dollar exchange rate by $.010 in the second quarter and $.050 year-to-date compared to the prior year. In 2003 the Company benefited from the Canadian dollar exchange rate by $.045 and $.065 in the quarter and year-to-date, respectively, compared to the previous year. Compared to prior year, the Company also benefited from a lower effective income tax rate by approximately $.03 in the second quarter and $.02 year-to-date. Partially offsetting the overall improvement was a decline in Developing Brands results, including an impairment of three Baja Fresh markets of $1.8 million recorded in second quarter 2004. Baja Fresh presently operates five restaurants in these markets.

Average same-store sales increases at company operated and franchised restaurants were the primary driver of the Company’s second quarter and year-to-date revenue growth. Franchisee sales are not included in the Company’s financial statements; however, franchisee sales result in royalties and some rental income that are included in the Company’s franchise revenues. Average same-store sales results as a percentage change for the quarter and year-to-date versus prior year are listed below:

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Wendy’s U.S. Company	5.9%	(2.3%)	7.5%	(2.7%)
Wendy’s U.S. Franchise	3.7%	(2.0%)	5.5%	(1.9%)
Tim Hortons Canada(1)	7.8%	4.0%	7.2%	4.0%
Tim Hortons U.S.(1)	10.2%	3.3%	10.3%	1.9%
Baja Fresh System(1)	(6.2%)	(6.8%)	(5.6%)	(4.6%)

(1)	Amounts include both company operated and franchised restaurants.

The increase in the Company’s revenues is also due to continued growth in the number of franchisee and company operated restaurants. Total franchisee and company operated restaurants increased 5.7% from the end of the second quarter 2003 to the end of second quarter 2004. The increase in the number of restaurants primarily relates to Wendy’s U.S. and Tim Hortons (“Hortons”) operations. A summary of systemwide restaurants by brand is included on page 27.

OPERATING INCOME

Total operating income (equal to income, before income taxes and interest – see chart on page 16) for the Company increased 11.4% to $123.5 million in second quarter 2004, and 14.4% to $217.2 million year-to-date. The increase in operating income was primarily driven by increases in average same-store sales for Wendy’s and Hortons, a stronger Canadian dollar and the continued development of new restaurants. Combined, these improvements were enough to more than offset significantly higher beef and dairy product costs experienced by domestic Wendy’s, as well as higher commodity costs for Baja Fresh. Operating income as a percent of revenues from the Company’s reportable segments decreased from 15.5% in second quarter 2003 to 15.1% in second quarter 2004, and from 14.2% year-to-date 2003 to 14.1% year-to-date 2004. The primary driver of the decrease in reportable segment operating income as a percent of sales was a decline in Developing Brands results. Corporate charges, included as part of total operating income but not allocated to reportable segments, increased $2.6 million in the second quarter 2004 over 2003 primarily due to compensation expense related to the Company’s new non-vested stock, typically referred to as restricted stock, award program implemented in 2004 and higher performance based bonus accruals. Year-to-date, corporate charges were $8.7 million higher in 2004 due to the factors impacting the second quarter, adjustments to certain reserve accruals and nonrecurring 2003 transaction gains related to a stronger Canadian dollar and its impact on cross border receivables. The Company now hedges a significant portion of its cross border receivables.

OPERATING INCOME
(in thousands)

						Change From
	Quarter Ended					Prior Year
		% of			% of
	June 27, 2004	Revenues	June 29, 2003		Revenues	Dollars	Percentage
Wendy’s	$79,087	12.8%	$70,773		12.9%	$8,314	11.7%
Hortons	61,821	26.3%	50,171		25.3%	11,650	23.2%
Developing Brands*	(3,651)	(6.8)%	1,134	***	n/m	(4,785)	n/m

	137,257	15.1%	122,078		15.5%	15,179	12.4%
Corporate**	(13,797)		(11,229)			(2,568)

Total Operating Income	$123,460	13.6%	$110,849		14.1%	$12,611	11.4%

						Change From
	Year-to-Date Ended					Prior Year
		% of			% of
	June 27, 2004	Revenues	June 29, 2003		Revenues	Dollars	Percentage
Wendy’s	$138,223	11.5%	$119,534		11.5%	$18,689	15.6%
Hortons	114,493	25.8%	88,995		24.0%	25,498	28.7%
Developing Brands*	(6,749)	n/m	1,449	***	n/m	(8,198)	n/m

	245,967	14.1%	209,978		14.2%	35,989	17.1%
Corporate**	(28,795)		(20,068)			(8,727)

Total Operating Income	$217,172	12.5%	$189,910		12.8%	$27,262	14.4%

* Developing Brands includes Baja Fresh and Cafe Express.

** Corporate charges include certain overhead costs which are not allocated to individual segments.

*** Included in the Developing Brands operating income for second quarter and year-to-date 2003 is a loss of $398,000 and $525,000, respectively, related to the Company’s equity investment in Cafe Express. The Company had previously included this equity investment in corporate charges.

n/m – not meaningful. Prior to acquiring a controlling interest in February 2004, the Company accounted for Cafe Express under the equity method and Cafe Express revenues were not included in the Company’s financial statements.

RESULTS OF OPERATIONS

Revenues for the current quarter and year-to-date as compared to the prior year were as follows:

REVENUES (in thousands)					Change From
	Quarter Ended				Prior Year
		% of		% of
	June 27, 2004	Total	June 29, 2003	Total	Dollars	Percentage
Retail sales
Wendy’s	$542,044	73.2%	$476,049	74.5%	$65,995	13.9%
Hortons	147,375	19.9%	126,637	19.8%	20,738	16.4%
Developing Brands*	51,158	6.9%	36,331	5.7%	14,827	40.8%

	$740,577	100.0%	$639,017	100.0%	$101,560	15.9%

Franchise revenues
Wendy’s	$77,850	46.3%	$73,103	49.7%	$4,747	6.5%
Hortons	88,114	52.3%	71,642	48.8%	16,472	23.0%
Developing Brands*	2,361	1.4%	2,223	1.5%	138	6.2%

	$168,325	100.0%	$146,968	100.0%	$21,357	14.5%

Total revenues
Wendy’s	$619,894	68.2%	$549,152	69.9%	$70,742	12.9%
Hortons	235,489	25.9%	198,279	25.2%	37,210	18.8%
Developing Brands*	53,519	5.9%	38,554	4.9%	14,965	38.8%

	$908,902	100.0%	$785,985	100.0%	$122,917	15.6%

					Change From
	Year-to-Date Ended				Prior Year
		% of		% of
	June 27, 2004	Total	June 29, 2003	Total	Dollars	Percentage
Retail sales
Wendy’s	$1,049,497	74.0%	$897,346	74.9%	$152,151	17.0%
Hortons	271,699	19.2%	233,072	19.4%	38,627	16.6%
Developing Brands*	95,993	6.8%	68,470	5.7%	27,523	40.2%

	$1,417,189	100.0%	$1,198,888	100.0%	$218,301	18.2%

Franchise revenues
Wendy’s	$150,253	46.1%	$138,793	49.4%	$11,460	8.3%
Hortons	171,537	52.5%	138,048	49.1%	33,489	24.3%
Developing Brands*	4,676	1.4%	4,280	1.5%	396	9.3%

	$326,466	100.0%	$281,121	100.0%	$45,345	16.1%

Total revenues
Wendy’s	$1,199,750	68.8%	$1,036,139	70.0%	$163,611	15.8%
Hortons	443,236	25.4%	371,120	25.1%	72,116	19.4%
Developing Brands*	100,669	5.8%	72,750	4.9%	27,919	38.4%

	$1,743,655	100.0%	$1,480,009	100.0%	$263,646	17.8%

* Developing Brands includes Baja Fresh and Cafe Express. Amounts for 2003 do not include Cafe Express which was accounted for under the equity method in 2003.

WENDY’S
Retail Sales

Of the total Wendy’s retail sales, domestic Wendy’s retail sales increased $58.7 million, or 13.9%, to $480.3 million in the second quarter and $131.9 million, or 16.5%, to $933.4 million year-to-date. The domestic retail sales increase is a result of increases in average same-store sales for company operated restaurants and in the number of restaurants open. The following table summarizes the changes in average same-store sales, average number of transactions, average check, selling prices and total restaurants open for domestic company operated Wendy’s restaurants for second quarter and year-to-date 2004 and 2003:

	Quarter Ended		Year-to-Date Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Average same-store sales increase (decrease)	5.9%	(2.3)%	7.5%	(2.7)%
Increase (decrease) in average number of transactions	2.1%	(1.3)%	3.8%	(2.1)%
Increase (decrease) in average check	3.8%	(1.1)%	3.6%	(.6)%
Increase in selling prices	.6%	.5%	.6%	.5%
Total domestic company operated restaurants	1,288	1,201	1,288	1,201

Of Wendy’s total retail sales, Canadian Wendy’s retail sales were $46.8 million, an increase of $5.6 million, or 13.5%, in the second quarter and $87.5 million, an increase of $17.0 million, or 24.1%, year-to-date. Approximately $2 million, or 33%, and $7 million, or 42%, of the increase in the quarter and year-to-date, respectively, is due to strengthening of the Canadian dollar. In addition, Canadian Wendy’s average same-store sales for company operated restaurants, in local currency, increased 5.8% in the quarter and 8.2% year-to-date. As of June 27, 2004 and June 29, 2003, Canadian company operated restaurants totaled 149 and 143, respectively. Outside of North America, the Company only operates two restaurants.

Franchise Revenues

Of the total Wendy’s franchise revenues, domestic Wendy’s franchise revenues increased $4.1 million, or 6.2%, to $71.0 million in the quarter and $10.0 million, or 7.9%, to $137.3 million year-to-date. The increase was led by a 3.7% and 5.5% increase in average same-store sales at franchise domestic restaurants for the quarter and year-to-date, respectively. Also, more domestic franchise restaurants were open in the second quarter of 2004 compared to the second quarter 2003. In addition to an increase in domestic franchise revenues, Canadian franchise revenues were higher due to a 5.2% and 7.6% increase in average same-store franchisee sales, in local currency, in the second quarter and year-to-date 2004, respectively, and the stronger Canadian dollar.

HORTONS

The significant majority of Hortons’ operations are in Canada. The strengthening of the Canadian dollar in 2004 versus 2003 increased amounts reported in U.S. dollars from Hortons on average by approximately 3% in the second quarter and 8% year-to-date.

Retail Sales

The increase in Hortons retail sales in the second quarter primarily reflects an increase of $15.1 million due to the consolidation of approximately 80 franchisees for the first time into the Company’s second quarter 2004 Consolidated Condensed Statement of Income in accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 46R. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact (see page 28 for further discussion). A stronger Canadian dollar in 2004 also accounted for approximately $6 million of the $20.7 million increase in the second quarter and approximately $21 million of the $38.6 million increase year-to-date.

Franchise Revenues

The increase in Hortons franchise revenues over the prior year primarily reflects an increase in the number of franchise restaurants and an increase in Hortons Canada average same-store sales, in local currency, of 7.8% in the quarter and 7.2% year-to-date. The strengthening of the Canadian dollar also accounted for approximately $3 million of the $16.5 million increase in the quarter and approximately $13 million of the $33.5 million increase year-to-date. Of the remaining $13.5 million increase in the quarter and $20.5 million year-to-date, Canadian rental income from restaurants leased to franchisees and Canadian royalties increased a combined $8.7 million in the quarter and $15.4 million year-to-date. These increases reflected an additional number of Canadian restaurants leased to franchisees and higher average same-store sales growth (rent is generally charged as a percent of sales). In addition, the timing of franchises sold to franchisees resulted in higher franchise revenues over prior year. Total Hortons franchise fees increased $5.2 million in the quarter and $5.3 million for the year-to-date. At June 27, 2004, total Hortons restaurants franchised were 2,503 versus 2,323 at June 29, 2003.

Partially offsetting these improvements was the elimination of $3.2 million in franchise revenues for approximately 80 franchisees consolidated for the first time into the Company’s second quarter 2004 Consolidated Condensed Statement of Income in accordance with FIN 46R. The elimination represents royalty and rent income which are considered “Intercompany” when the franchisees are consolidated. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact (see page 28 for further discussion).

DEVELOPING BRANDS

Developing Brands includes Baja Fresh and Cafe Express. The full results of Cafe Express’ operations have been included in the Company’s Consolidated Financial Statements since February 2004 when a controlling interest in Cafe Express was acquired by the Company. Previously, the Company accounted for its investment in Cafe Express under the equity method. As of June 27, 2004, Cafe Express included 18 company operated restaurants and Baja Fresh included a total of 305 company operated and franchised restaurants.

Retail Sales

Baja Fresh retail sales comprise 83.2% and 84.9% of the total Developing Brands retail sales for second quarter and year-to-date 2004, respectively, and all of the Developing Brand retail sales in 2003. The increases in Developing Brands retail sales for the second quarter and year-to-date periods are primarily driven by an increase in the number of company operated restaurants, partially offset by average same-store sales decreases in company operated restaurants.

Franchise Revenues

Baja Fresh comprises all of the Developing Brands franchise revenues as Cafe Express does not have franchised restaurants. The increase in franchise revenues was primarily driven by an increase in the number of franchise restaurants open, partially offset by an average same-store sales decrease in franchise restaurants. There were 160 Baja Fresh franchise restaurants at June 27, 2004 compared to 129 at June 29, 2003.

COST OF SALES, COMPANY RESTAURANT OPERATING COSTS, AND OPERATING COSTS

	Quarter Ended				Change From Prior Year
(in thousands)
		% of		% of
	June 27, 2004	Total	June 29, 2003	Total	Dollars	Percentage
Cost of sales
Wendy’s	$329,510	69.3%	$287,696	69.9%	$41,814	14.5%
Hortons	113,387	23.8%	99,354	24.2%	14,033	14.1%
Developing Brands*	32,583	6.9%	24,287	5.9%	8,296	34.2%

	$475,480	100.0%	$411,337	100.0%	$64,143	15.6%

Company restaurant operating costs
Wendy’s	$135,876	85.6%	$120,420	91.1%	$15,456	12.8%
Hortons	6,404	4.0%	3,148	2.4%	3,256	103.4%
Developing Brands*	16,444	10.4%	8,602	6.5%	7,842	91.2%

	$158,724	100.0%	$132,170	100.0%	$26,554	20.1%

Operating costs
Wendy’s	$4,847	13.4%	$4,540	15.6%	$307	6.8%
Hortons	31,277	86.6%	24,603	84.4%	6,674	27.1%
Developing Brands*	0	0.0%	0	0.0%	0	0.0%

	$36,124	100.0%	$29,143	100.0%	$6,981	24.0%

	Year-to-Date Ended				Change From Prior Year
		% of		% of
	June 27, 2004	Total	June 29, 2003	Total	Dollars	Percentage
Cost of sales
Wendy’s	$644,290	70.2%	$545,669	70.4%	$98,621	18.1%
Hortons	211,976	23.1%	183,504	23.7%	28,472	15.5%
Developing Brands*	61,046	6.7%	45,500	5.9%	15,546	34.2%

	$917,312	100.0%	$774,673	100.0%	$142,639	18.4%

Company restaurant operating costs
Wendy’s	$269,248	86.9%	$230,792	91.1%	$38,456	16.7%
Hortons	9,091	2.9%	6,313	2.5%	2,778	44.0%
Developing Brands*	31,656	10.2%	16,353	6.4%	15,303	93.6%

	$309,995	100.0%	$253,458	100.0%	$56,537	22.3%

Operating costs
Wendy’s	$9,538	13.3%	$8,809	14.7%	$729	8.3%
Hortons	62,160	86.7%	51,020	85.3%	11,140	21.8%
Developing Brands*	0	0.0%	0	0.0%	0	0.0%

	$71,698	100.0%	$59,829	100.0%	$11,869	19.8%

* Developing Brands includes Baja Fresh and Cafe Express. Amounts for 2003 do not include Cafe Express which was accounted for under the equity method in 2003.

WENDY’S
Cost of Sales and Restaurant Operating Costs

Wendy’s cost of sales includes food, paper and labor costs for domestic and Canadian company operated restaurants and the cost of goods sold to franchisees from Wendy’s bun baking facilities. Of the total Wendy’s cost of sales, domestic Wendy’s company operated restaurant cost of sales increased $37.1 million, or 14.7%, to $290.2 million in the quarter and $86.2 million, or 17.8%, to $569.9 million year-to-date. The increase was driven primarily by an increase in the number of company operated restaurants and higher food costs. Wendy’s domestic cost of sales as a percent of Wendy’s domestic retail sales increased .4% in the quarter and .7% year-to-date. Domestic food costs, as a percent of domestic retail sales, increased 1.2% in the quarter and 1.7% year-to-date, primarily reflecting an increase in beef prices of approximately 34% in the first quarter 2004 and 8% in the second quarter of 2004 over the same periods in 2003. Domestic Wendy’s food costs in second quarter 2004 were also negatively impacted by an approximate 24% increase in dairy product costs and increases in other commodity prices. Partially offsetting the commodity cost increases was a .6% selling price increase in the quarter and year-to-date. Domestic Wendy’s labor costs, as a percent of sales, decreased .6% in the quarter and .9% year-to-date, primarily reflecting the impact of higher average sales.

Wendy’s company restaurant operating costs include costs necessary to manage and operate domestic and Canadian restaurants, except cost of sales and depreciation. Of the total Wendy’s company restaurant operating costs, domestic Wendy’s company restaurant operating costs increased $14.0 million, or 12.7%, to $123.7 million in the quarter and $33.9 million, or 16.0%, to $245.5 million year-to-date. The domestic Wendy’s increase is a result of the increases in average same-store sales, the number of company operated restaurants open and higher incentive bonus and insurance costs. Wendy’s domestic restaurant operating costs, as a percent of Wendy’s domestic retail sales, decreased .3% and .1% in the quarter and year-to-date, respectively. The number of domestic Wendy’s company operated restaurants increased by 87 from 2003 to a total of 1,288 at June 27, 2004.

Of Wendy’s total cost of sales, Canadian Wendy’s cost of sales were $30.1 million, an increase of $3.7 million, or 13.9%, in the quarter and $57.1 million, an increase of $11.2 million, or 24.3%, year-to-date. Canadian Wendy’s company restaurant operating costs increased $1.3 million, or 12.6%, in the quarter and $4.1 million, or 22.4%, year-to-date. The total $5.0 million increase in the quarter and $15.3 million year-to-date in cost of sales and company restaurant operating costs in 2004 is primarily due to an approximate $2 million impact in the quarter and $6 million impact year-to-date due to a stronger Canadian dollar as well as increases in the number of Canadian Wendy’s company operated restaurants and higher sales. The number of Wendy’s Canada company operated restaurants increased by 6 from 2003. Canadian Wendy’s average same-store sales for company operated restaurants, in local currency, increased 5.8% in the quarter and 8.2% year-to-date.

Operating Costs

Wendy’s operating costs include rent expense and other costs related to properties subleased to franchisees and costs related to operating and maintaining Wendy’s bun making facilities. Total Wendy’s operating costs were comparable to the prior year with an increase of $.3 million in the quarter and $.7 million year-to-date.

HORTONS
Cost of Sales

Hortons’ cost of sales includes food, paper and labor costs for company operated restaurants and the cost of dry goods sold to franchisees from Hortons’ distribution warehouses. The increase in cost of sales for the second quarter 2004 is due primarily to $8.2 million of costs related to approximately 80 franchisees consolidated for the first time into the Company’s second quarter 2004 Consolidated Condensed Statement of Income in accordance with FIN 46R. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact (see page 28 for further discussion). The strengthening of the Canadian dollar also accounted for approximately $4 million of the $14.0 million increase in the quarter and approximately $17 million of the $28.5 million increase year-to-date. Excluding the impact of the stronger Canadian dollar and FIN 46R, the Hortons’ Canadian warehouse cost of sales increased $2.6 million to $98.4 million in the quarter and $7.0 million to $191.8 million year-to-date. This increase primarily reflects additional sales to Canadian franchisees due to a 155 restaurant increase and includes the impact of a change in mix of products sold to franchisees.

Restaurant Operating Costs

The increase in Hortons restaurant operating costs for the second quarter and year-to-date is due almost entirely to $3.2 million of costs related to approximately 80 franchisees consolidated for the first time into the Company’s Consolidated Condensed Statement of Income in second quarter 2004 in accordance with FIN 46R. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact (see page 28 for further discussion).

Operating Costs

Hortons’ operating costs include rent expense related to properties subleased to franchisees, cost of equipment sold to Hortons’ franchisees as part of the initiation of the franchise business, costs to operate and maintain the distribution warehouses and coffee roasting facility, and training and other costs to ensure successful franchise openings. The increase in the second quarter operating costs over prior year primarily included higher equipment and other costs from sales of franchises sold to franchisees and higher rent expense. The higher rent expense reflects growth in the number of properties leased and then subleased to Canadian franchisees as well as higher percentage rent due to higher sales. Revenues from the sale of franchises and income from properties subleased to franchisees are included in franchise revenues. The strengthening of the Canadian dollar also accounted for approximately $1 million of the $6.7 million increase in the second quarter, and approximately $5 million of the $11.1 million increase year-to-date.

DEVELOPING BRANDS
Cost of Sales and Restaurant Operating Costs

Baja Fresh comprises approximately 84% and 86% of both the total Developing Brands cost of sales and company restaurant operating costs for second quarter 2004 and year-to-date, respectively, and all of the Developing Brand cost of sales and company restaurant operating costs in 2003. The second quarter and year-to-date increases in Developing Brands cost of sales and company restaurant operating costs over 2003 are primarily driven by an increase in the number of company operated restaurants. As a percent of sales, these costs increased from 2003 to 2004 due to higher dairy, beef and other commodity costs and lower average same-store sales.

CONSOLIDATED
General and Administrative Expenses

Consolidated general and administrative expenses increased $8.5 million, or 13.5%, to $71.8 million in the second quarter over prior year and $11.5 million, or 9.0%, to $139.5 million year-to-date. The second quarter increase includes $1.3 million of compensation expense related to the Company’s new non-vested (restricted) stock award program implemented in 2004. Prior to 2004, the Company’s equity based compensation program included only stock option grants which were accounted for under APB Opinion No. 25 and not recognized as expense. The higher 2004 general and administrative expenses also include higher performance based bonus accruals and a year-to-date increase of approximately $2 million due to a stronger Canadian dollar. As a percent of revenues, general and administrative expenses compared to prior year were .1% lower in the second quarter at 7.9% and .7% lower year-to-date at 8.0%. The percentage decrease in the quarter and year-to-date reflects that revenues grew at higher rate than general and administrative costs as well as the Company’s continuing effort to control overhead costs.

Depreciation of Property and Equipment

Consolidated depreciation of property and equipment increased $3.8 million in the quarter and $10.5 million year-to-date primarily reflecting additional restaurant development and a stronger Canadian dollar.

Other Income

Consolidated other income, net of other expense, includes amounts that are not directly derived from the Company’s primary businesses. This includes income from equity investments in joint ventures and other minority investments and expenses related to store closures, other asset write-offs, employee severance costs, and reserves for international and legal issues.

Consolidated other income decreased $.3 million over the prior year quarter and $3.3 million year-to-date. The year-to-date decrease is primarily the result of 2003 nonrecurring favorable Canadian currency impact on intercompany receivables and the impairment of three Baja Fresh markets, partially offset by equity income related to the Company’s joint venture with IAWS Group/Cuisine de France.

Income Taxes

The Company’s effective income tax rate for the quarter and year-to-date periods ended June 27, 2004 was 36.5% compared to the effective rate for the second quarter and year-to-date for 2003 of 39.2% and 37.9%, respectively. The higher 2003 effective rates reflected the impact of state tax law changes during the second quarter 2003. The 2003 second quarter state tax changes resulted in the Company recording approximately $3.2 million, or $.03 per share, in additional tax expense in the second quarter 2003.

Foreign Currency

The primary currency exposure the Company has is to the Canadian dollar. The results of Wendy’s and Hortons’ Canadian operations are translated into U.S. dollars. In addition, various cross border transactions must be “marked to market” each quarter with the income impact included in “Other Income”. In 2004, the material cross border transactions are hedged and therefore do not significantly impact earnings. The positive impact on second quarter and year-to-date 2004 EPS due to the stronger Canadian dollar was approximately $.01 and $.05, respectively, from Wendy’s and Hortons’ Canadian operations. In the prior year the benefit from Canadian currency was $.045 and $.065 in the quarter and year-to-date, respectively.

COMPREHENSIVE INCOME

Comprehensive income decreased $51.8 million in the quarter and $75.5 million year-to-date. While net income increased $10.5 million in the quarter and $19.4 million year-to-date, the decrease in comprehensive income was due almost entirely to translation adjustments related to fluctuations in the U.S. and Canadian dollar exchange rates, which included a strengthening of the Canadian dollar in 2003 compared to a slight weakening of the Canadian dollar in 2004. At the end of the second quarter 2004, the Canadian exchange rate was $1.35 versus $1.31 at year-end 2003. At the end of the second quarter 2003, the Canadian exchange rate was $1.35 versus $1.57 at year-end 2002.

FINANCIAL POSITION

Overview

The Company generates considerable cash flow each year from net income excluding depreciation and amortization. The main recurring requirement for cash is capital expenditures. In the last five years the Company has generated cash from operating activities in excess of capital expenditure requirements. Acquisition and investment activity can be an important expenditure, but the Company may borrow money to fund major purchases, such as the Company did when it acquired Baja Fresh in 2002. Share repurchases are part of the ongoing financial strategy utilized by the Company, and normally these repurchases come from cash on hand and the cash provided by option exercises. Longer term, both the cash provided from option exercises and the cash used for share repurchases should decrease as the Company implements its new equity compensation program, featuring non-vested (restricted) stock, that was approved at the 2004 Annual Meeting of Shareholders held April 22, 2004. The Company increased its dividend payment rate by 100% in 2004.

The Company maintains a strong balance sheet and financial flexibility in order to meet the Company’s strategic objectives. Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt BBB+ and Baa-1, respectively. The Company currently has a $500 million shelf registration and $200 million line of credit which are both unused. The Company also has the ability to borrow cash under its commercial paper program and as of June 27, 2004 had repaid the approximate $40 million outstanding at year-end 2003 under that program.

Comparative Cash Flows

Cash flows from operations were $220.1 million year-to-date 2004 and $144.5 million for the prior year. The 2004 increase includes higher net income, net of depreciation and amortization, of $29.8 million, lower income tax payments of $23.8 million due to timing differences and increased cash flows due to changes in working capital. The changes in working capital are primarily due to timing of receipts and disbursements.

Net cash used in investing activities totaled $106.0 million year-to-date 2004 compared to $125.9 million in 2003. The $19.9 million decrease in cash used is primarily due to proceeds from the refranchising of 37 Wendy’s restaurants to franchisees, 35 of which were in Florida, of $35.9 million and additional 2004 cash inflows from the maturity of $24.7 million in short-term investments. These cash inflows were partially offset by $41.5 million used for the acquisition of 42 Bess Eaton coffee and donut restaurants and by an additional investment in Cafe Express of $5.0 million. Also, in year-to-date 2003 the Company invested $6.2 million in a joint venture with IAWS Group/Cuisine de France, with no amounts invested in the joint venture in 2004.

Financing activities used cash of $142.3 million year-to-date 2004 compared to $50.1 million in 2003. The increase includes an additional $54.2 million related to principal debt repayments, consisting primarily of commercial paper repayments and $13.8 million related to the pay-off of debt assumed in connection with the Cafe Express investment in 2004. The 2004 increase also includes an additional $37.6 million used to repurchase common shares and a $13.8 million, or a 100%, increase in dividend payments. In February 2004, the Company announced its Board of Directors had approved a 100% increase in the rate of common stock dividends paid. Partially offsetting the increases in cash used for financing activities were proceeds from the exercise of stock options which were $13.3 million higher year-to-date 2004 than 2003.

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

In January 2004, the Company’s Board of Directors authorized an additional $200 million for the repurchase of common shares, which raised the total remaining amount authorized to approximately $366 million as of January 31, 2004. Since the January 2004 additional authorization, the Company has used cash totaling $79.2 million to repurchase common shares. Generally, the Company’s objective in its share repurchase program is to offset the dilution impact of the Company’s equity compensation program. Since 1998 and through the end of the second quarter of 2004, the Company has repurchased 38.8 million common and other shares exchangeable into common shares for approximately $964 million.

In February 2004, the Company announced a new equity-based compensation program for directors and employees. This new program will permit up to 3.6 million common shares to be issued. Under the new program, nonvested (restricted) shares and nonvested (restricted) stock units have been awarded in 2004 (some stock options have been and may also be awarded in 2004, but not in subsequent years). Over time, the new program is expected to reduce “overhang” (unexercised options and nonvested (restricted) stock already granted and options and nonvested (restricted) stock previously approved but not yet granted divided by shares outstanding) and reduce the long-term effect of the equity compensation program on the Company’s EPS. The expected reductions in the Company’s overhang and effect on EPS are based on a number of assumptions, including that stock options will be required to be expensed on the Company’s income statement under U.S. generally accepted accounting principles in the future, the number of stock option exercises, share repurchases, increases in employee salaries, net additions in the number of employees, the Company achieving specified annual EPS goals and the Company’s total shareholder return relative to the Standard & Poor’s 500 Index. Other types of incentives could also be awarded under the new program, although the Company presently does not intend to do so. The new equity-based compensation program was approved at the 2004 Annual Meeting of Shareholders held April 22, 2004.

The Company has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to issue up to $500 million of securities. No securities under this filing have been issued. The Company also has a $200 million revolving credit facility. The revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The Company’s Senior Notes and debentures also have limits on liens that can be placed on the Company’s assets and limits on sale leaseback transactions. At June 27, 2004, the Company was in compliance with its covenants under the revolving credit facility and the limits of its Senior Notes and debentures, and no amounts under the revolving credit facility were outstanding.

The Company does not have significant term debt maturities until year-end 2005 and thereafter, no significant maturities until 2011. The Company believes it will be able to pay or refinance future term debt obligations based on its strong financial condition and sources of cash described in the preceding paragraphs.

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

MANAGEMENT’S OUTLOOK

The Company continues to employ its strategic initiatives as outlined in its Financial Statements and Other Information furnished with its Definitive 2004 Proxy Statement. These initiatives include leveraging the Company’s core assets, growing same-store sales, improving store-level productivity to enhance margins, improving underperforming operations, developing profitable new restaurants and implementing new technology initiatives. The Company intends to allocate resources to improve long-term return on assets and invested capital, and monitor its progress by tracking various metrics, including return on average assets, return on average equity and return on invested capital, as well as comparing to historical performance, the Company’s peers and other leading companies.

New restaurant development will continue to be very important to the Company. The Company currently estimates that it will open between 550-600 new Wendy’s, Hortons and Baja Fresh restaurants during 2004 (both company and franchise), subject to the continued ability of the Company and its franchisees to complete permitting and meet other conditions and to comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. This would be a growth rate of approximately 5% to 6%, including store closures. The development estimates include fewer Baja Fresh restaurants and more Hortons restaurants than originally anticipated.

The new unit openings will be concentrated in North America, specifically Wendy’s U.S., Hortons Canada and Baja Fresh. Second quarter development for 2004 and 2003 is summarized in the chart below:

	Second	Second	Year-to-Date	Year-to-Date
	Quarter 2004	Quarter 2003	2004	2003
Wendy’s	57	58	98	91
Hortons	63	21	88	54
Developing Brands	11	15	25	32

Totals	131	94	211	177

The Company will continue to evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures that could add to the Company’s long-term earnings growth. In first quarter 2004, the Company made an additional investment of $5 million to acquire a controlling 70% share of Cafe Express, up from the previous 45% interest position. On May 5, 2004, the Company completed the acquisition of certain real and personal property assets of Bess Eaton Donut Flour Co., Inc. and Louis A. Gencarelli, Sr. The assets relate to 42 Bess Eaton coffee and donut restaurants throughout Rhode Island, Connecticut and Massachusetts. The purchase price for the restaurants and other assets was approximately $42 million. The sites have been converted and as of June 27, 2004, are operating as Hortons restaurants. Total capital expenditures for 2004 are expected to be in the range of $300 million to $335 million for new restaurant development, warehousing, remodeling, maintenance and technology initiatives. The Company plans to invest a total of approximately $60 million to $75 million on investments and new business opportunities in 2004.

Baja Fresh is in the Mexican segment of fast-casual restaurants and is growing. Baja Fresh currently represents about 5% of the Company’s revenues. In 2003 and year-to-date 2004, Baja Fresh was not profitable as a segment due to declining average same-store sales and cost increases. In the second quarter 2004, Baja Fresh recorded an impairment of three of its markets totaling five restaurants which resulted in $1.8 million expense and expects to record an additional $.5 million expense for lease exit costs for the five restaurants in the third quarter 2004. The Company recently changed top management at Baja Fresh and added leadership with extensive experience with fast-casual restaurants. The Company’s strategy includes implementing process change to monitor theoretical food cost, establish labor guidelines and other initiatives to enhance operations, building average sales per restaurant, training and developing personnel, increasing brand awareness and improving store-level profitability. Nevertheless, as with all developing companies, there are challenges to gaining customer acceptance and the industry is extremely competitive.

In the first quarter 2004, the Company announced that based on its strong cash position the Board of Directors had approved an increase in the rate of common stock dividends paid by 100%. The Company’s new target for its dividend payout ratio is 18% to 22% of earnings, with a dividend yield of 1.1% to 1.2%. As a result, dividend payments in 2004 are expected to increase to approximately $54 million from approximately $27 million in 2003.

The Company has reiterated its revised EPS goal in the range of $2.32 to $2.37 for 2004. This would be an increase of 13% to 16% from 2003. This revision from the previous range of $2.27 to $2.32 includes current projections for the Company, including a continuation of current Canadian currency trends in line with prior year and an improving trend in beef prices compared to prior year. The Company is maintaining its long-term annual earnings per share growth goal of 11% to 13%.

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet” arrangements as of June 27, 2004 as that term is described by the Securities and Exchange Commission.

MARKET RISK

The Company’s exposure to various market risks remains substantially the same as reported as of December 28, 2003. The Company’s disclosures about market risk are incorporated herein by reference from pages AA-14 through AA-16 of the Company’s Definitive 2004 Proxy Statement filed with the Securities and Exchange Commission on March 9, 2004.

Forward currency contracts to sell Canadian dollars and buy $37.6 million and $37.0 million U.S. dollars were outstanding as of June 27, 2004 and June 29, 2003, respectively. The cumulative unrealized fair value loss of forward currency contracts to sell Canadian dollars and buy U.S. dollars as of June 27, 2004 and June 29, 2003 was $1.0 million and $1.4 million, respectively. The unrealized fair value loss amounts are included as a component of accumulated other comprehensive income and will be reclassified to earnings and offset against the underlying transactions when the transactions occur.

The interest rate swap outstanding on both June 27, 2004 and June 29, 2003 is for the notional amount of $100.0 million. The unrealized fair value loss on the interest rate swap was $1.5 million as of June 27, 2004 and the unrealized fair value gain was $.8 million as of June 29, 2003. Gains and losses arising from the swap are completely offset against losses and gains of the underlying debt obligation.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
SYSTEMWIDE RESTAURANTS

	As of	As of	Increase /	As of	Increase /
	June 27,	March 28,	(Decrease)	June 29,	(Decrease)
	2004	2004	From Prior Quarter	2003	From Prior Year
Wendy’s
U.S.
Company	1,288	1,304	(16)	1,201	87
Franchise	4,530	4,475	55	4,405	125

	5,818	5,779	39	5,606	212

Canada
Company	149	148	1	143	6
Franchise	221	219	2	213	8

	370	367	3	356	14

Other International
Company	5	5	0	4	1
Franchise	342	349	(7)	342	0

	347	354	(7)	346	1

Total Wendy’s
Company	1,442	1,457	(15)	1,348	94
Franchise	5,093	5,043	50	4,960	133

	6,535	6,500	35	6,308	227

Tim Hortons
U.S.
Company	69	28	41	28	41
Franchise	159	156	3	134	25

	228	184	44	162	66

Canada
Company	26	30	(4)	34	(8)
Franchise	2,344	2,328	16	2,189	155

	2,370	2,358	12	2,223	147

Total Tim Hortons
Company	95	58	37	62	33
Franchise	2,503	2,484	19	2,323	180

	2,598	2,542	56	2,385	213

Baja Fresh
U.S.
Company	145	138	7	112	33
Franchise	160	156	4	129	31

Total Baja Fresh	305	294	11	241	64

Cafe Express
U.S.
Company	18	18	0	14	4

Total Cafe Express	18	18	0	14	4

Total System
Company	1,700	1,671	29	1,536	164
Franchise	7,756	7,683	73	7,412	344

	9,456	9,354	102	8,948	508

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities – an interpretation of “Accounting Research Bulletin” (“ARB”) No. 51”. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests.

Subsequent to issuing FIN 46, the FASB issued FIN 46 (revised) (“FIN 46R”), which replaces FIN 46. Among other things, FIN 46R clarified and changed the definition and application of a number of provisions of FIN 46 including de facto agents, variable interests and variable interest entity (“VIE”). FIN 46R also expanded instances when FIN 46 should not be applied. FIN 46R was issued December 23, 2003 and, for the Company, was effective as of the end of the first quarter of 2004. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

The Company has entered into arrangements with a limited number of qualifying Hortons franchisees to provide financial flexibility that allows a franchisee to grow and develop a restaurant franchise. These arrangements allow a franchisee to lease land, buildings and equipment from the Company based on a percentage of the franchisee’s retail sales. Generally, these arrangements are entered into to facilitate growth of successful franchisees into additional restaurants and to expand into developing markets. The Company’s objective in extending the flexible lease financing is to establish and grow long-term franchisee relationships and the Company has been successful in doing so.

Because franchisees entering into the flexible lease arrangements are not required to invest a significant amount of equity, the legal entity within which such a franchise operates is considered to not be adequately capitalized and, as a result, a VIE, as defined by FIN 46R. Based on a review of the limited financial statements it receives from these franchisees, the mathematical projections performed by the Company indicate the Company is the primary beneficiary, as that term is defined by FIN 46R, of these VIEs. This determination applies to approximately 80 franchised Hortons restaurants as of June 27, 2004, or approximately 1% of the Company’s total franchised restaurants and systemwide restaurants. The Company does not anticipate a significant increase in the number of franchisee VIEs for which the Company is the primary beneficiary.

The Company has no equity interest in any of its franchisees and has no “off-balance sheet” exposures relative to any of its franchisees as that term is described by the Securities and Exchange Commission. None of the Company’s assets serves as collateral for the approximate 80 franchised Hortons restaurants (described in the preceding paragraph), and creditors of these franchisees have no recourse to the Company. The only exposure to the Company related to these VIEs relates to the collection of amounts due the Company, which are collected weekly and which were recorded net of uncollectible amounts in the Company’s financial statements prior to the adoption of FIN 46 and FIN 46R. The agreements governing the lease arrangements can be cancelled by either the franchisee or the Company with 30 days notice, further reducing potential exposure to the Company.

The Company adopted the disclosure provisions of FIN 46 in the first quarter of 2003 and, as of the first quarter of 2004, has adopted the remaining provisions of FIN 46R on a prospective basis to consolidate all VIEs for which the Company is the primary beneficiary. The related minority interest is classified in other income on the statement of income and other long-term liabilities on the balance sheet and is not significant. Adoption of FIN 46R did not result in a significant impact to the Company’s financial statements. Franchisee VIEs for which the Company is determined to be the primary beneficiary will have no impact on net income reported by the Company. The impact of the approximately 80 Hortons franchisees (described above) to the Company’s balance sheet is also not significant. There are a small percentage of franchised restaurants considered to be VIEs for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with this small percentage of franchised restaurants is also not significant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 26 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

(a)	The Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b)	No change was made in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table presents the Company’s repurchases of its common stock for the second quarter ended June 27, 2004:

			(c) Total Number of	(d) Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
	(a) Total		Part of Publicly	of Shares that May Yet be
	Number of Shares	(b) Average Price	Announced Plans or	Purchased Under the Plans
Period	Purchased	Paid per Share	Programs	or Programs (1)
Period 4 (March 29, 2004 – May 2, 2004)	0	0	0	$311,383,561
Period 5 (May 3, 2004 – May 30, 2004)	670,000	$36.8576	670,000	$285,835,723
Period 6 (May 31, 2004 – June 27, 2004)	0	0	0	$285,835,723

Total	670,000	$36.8576	670,000	$285,835,723

(1) At the beginning of 2004, approximately $166 million remained under the repurchase authorization as approved by the Company’s Board of Directors as of the end of 2002. In January 2004, the Board of Directors authorized an additional $200 million for the repurchase of common shares. As of June 27, 2004, $285.8 million remained under these authorizations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of the Company’s shareholders was held April 22, 2004.

(b)	The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director:

Director	For	Withheld
Janet Hill	87,499,142	5,105,243
Paul D. House	82,684,398	9,919,986
John R. Thompson	90,318,779	2,285,602
J. Randolph Lewis	90,319,328	2,285,054

The following directors did not stand for reelection at the meeting (the year in which each director’s term expires is indicated in parenthesis): John T. Schuessler (2005), Kerrii B. Anderson (2005), William E. Kirwan (2005), Ann B. Crane (2005), James V. Pickett (2006), Thomas F. Keller (2006), David P. Lauer (2006) and James F. Millar (2006).

(c)	The following table sets forth the brief description of the other matters voted on at the Annual Meeting and the number of votes cast for, against or abstaining from, as well as broker nonvotes on the matter:

				Broker
	For	Against	Abstain	Nonvotes
Ratification of PricewaterhouseCoopers, LLP as the Company’s independent public accountant for 2004	90,227,860	1,773,612	602,903	—

Approval of the Company’s 2003 Stock Incentive Plan	57,082,469	21,673,686	855,020	12,993,210

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Index to Exhibits on Page 32.

(b)	The Company filed five reports on Form 8-K for the quarter ended June 27, 2004. The first report on Form 8-K was filed April 1, 2004 as the Company issued a press release reporting its March 2004 sales results. A copy of the press release was attached to the filing.

The second report on Form 8-K was filed April 5, 2004 as the Company issued a press release announcing a management transition at Baja Fresh Mexican Grill. A copy of the press release was attached to the filing.

The third report on Form 8-K was filed April 22, 2004 as the Company issued a press release and other financial information regarding its first quarter 2004 results. A copy of the press release and other financial information was attached to the filing.

The fourth report on Form 8-K was filed May 3, 2004 as the Company issued a press release reporting its April 2004 sales results and disclosing other information. A copy of the press release was attached to the filing.

The fifth report on Form 8-K was filed June 3, 2004 as the Company issued a press release reporting its May 2004 sales results and disclosing other information. A copy of the press release was attached to the filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S INTERNATIONAL, INC.

(Registrant)

Date: August 6, 2004	/s/ Kerrii B. Anderson

Kerrii B. Anderson
Executive Vice President and
Chief Financial Officer

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Description	Page No.

10	2003 Stock Incentive Plan	Incorporated herein by reference from the Company’s Definitive 2004 Proxy Statement, dated March 2, 2004

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	33

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	34

32(a)	Section 1350 Certification of Chief Executive Officer	35

32(b)	Section 1350 Certification of Chief Financial Officer	36

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	37 – 38

The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instrument do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.