Form 10-Q
period 2004-09-26
WENDYS INTERNATIONAL INC
filed 2004-11-05
CIK 105668

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2004
Common shares, $.10 stated value	113,978,000 shares
Exhibit index on page 32.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II: OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURE
INDEX TO EXHIBITS
EX-4
EX-31(A)
EX-31(B)
EX-32(A)
EX-32(B)
EX-99

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

Pages
PART I: Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Condensed Statements of Income for the quarters and year-to-date periods ended September 26, 2004 and September 28, 2003	3 - 4
Consolidated Condensed Balance Sheets as of September 26, 2004 and December 28, 2003	5 - 6
Consolidated Condensed Statements of Cash Flows for the year-to-date periods ended September 26, 2004 and September 28, 2003	7
Notes to the Consolidated Condensed Financial Statements	8 - 14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 29
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	29
PART II: Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	30
Signature	31
Index to Exhibits	32
Exhibit 4	33 - 34
Exhibit 31(a)	35
Exhibit 31(b)	36
Exhibit 32(a)	37
Exhibit 32(b)	38
Exhibit 99	39 - 40

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	(In thousands, except per share data)
	Quarter Ended	Quarter Ended
	September 26, 2004	September 28, 2003
Revenues
Retail sales	$741,053	$648,887
Franchise revenues	172,975	157,641

	914,028	806,528

Costs and expenses
Cost of sales	482,796	417,031
Company restaurant operating costs	159,962	137,130
Operating costs	36,783	32,441
Depreciation of property and equipment	46,631	40,491
General and administrative expenses	70,419	64,538
Other income	(2,039)	(897)

Total costs and expenses	794,552	690,734

Operating income	119,476	115,794

Interest expense	(11,598)	(11,509)
Interest income	940	1,504

Income before income taxes	108,818	105,789
Income taxes	39,719	39,501

Net income	$69,099	$66,288

Basic earnings per common share	$.61	$.58

Diluted earnings per common share	$.60	$.58

Dividends per common share	$.12	$.06

Basic shares	113,618	113,437

Diluted shares	115,151	114,465

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	(In thousands, except per share data)
	Year-to-Date Ended	Year-to-Date Ended
	September 26, 2004	September 28, 2003
Revenues
Retail sales	$2,158,242	$1,847,775
Franchise revenues	499,441	438,762

	2,657,683	2,286,537

Costs and expenses
Cost of sales	1,400,108	1,188,791
Company restaurant operating costs	469,957	393,634
Operating costs	108,481	92,270
Depreciation of property and equipment	135,933	119,293
General and administrative expenses	209,958	192,560
Other income	(3,402)	(5,715)

Total costs and expenses	2,321,035	1,980,833

Operating income	336,648	305,704

Interest expense	(34,979)	(34,204)
Interest income	3,013	3,403

Income before income taxes	304,682	274,903
Income taxes	111,209	103,607

Net income	$193,473	$171,296

Basic earnings per common share	$1.70	$1.51

Diluted earnings per common share	$1.67	$1.49

Dividends per common share	$.36	$.18

Basic shares	113,971	113,771

Diluted shares	115,903	114,616

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	(Dollars in thousands)
	September 26, 2004	December 28, 2003
ASSETS
Current assets
Cash and cash equivalents	$204,689	$171,206
Accounts receivable, net	107,069	109,880
Notes receivable, net	11,336	14,125
Deferred income taxes	18,431	19,776
Inventories and other	50,874	54,353
Short-term investments	0	24,648
Advertising fund restricted assets	70,076	68,677

	462,475	462,665

Property and equipment	3,228,871	3,027,739
Accumulated depreciation	(984,349)	(873,432)

	2,244,522	2,154,307

Notes receivable, net	11,299	18,122
Goodwill	352,819	320,959
Deferred income taxes	4,773	822
Intangible assets, net	42,385	44,547
Other assets	139,221	131,540

	$3,257,494	$3,132,962

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	(Dollars in thousands)
	September 26, 2004	December 28, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$148,349	$159,957
Accrued expenses:
Salaries and wages	51,418	49,785
Taxes	98,143	81,921
Insurance	51,771	46,677
Other	78,021	70,565
Advertising fund restricted liabilities	70,076	68,677
Current portion of long-term obligations	10,847	50,891

	508,625	528,473

Long-term obligations
Term debt	622,710	622,596
Capital leases	68,390	70,036

	691,100	692,632

Deferred income taxes	120,873	101,874
Other long-term liabilities	55,207	51,377
Commitments and contingencies
Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share,
Authorized: 200,000,000 shares,
Issued: 117,824,000 and 116,760,000 shares, respectively	11,782	11,676
Capital in excess of stated value	87,365	54,310
Retained earnings	1,855,885	1,703,488
Accumulated other comprehensive income (expense):
Cumulative translation adjustments and other	65,076	47,142
Pension liability	(1,018)	(1,018)

	2,019,090	1,815,598
Treasury stock at cost:
4,131,000 and 2,063,000 shares, respectively	(137,401)	(56,992)

	1,881,689	1,758,606

	$3,257,494	$3,132,962

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In thousands)
	Year-to-Date	Year-to-Date
	Ended	Ended
	September 26, 2004	September 28, 2003
Net cash provided by operating activities	$377,051	$285,995
Cash flows from investing activities
Proceeds from property dispositions	52,845	13,409
Capital expenditures	(229,036)	(218,872)
Acquisition of Bess Eaton	(41,500)	0
Acquisition of franchises	(8,780)	(9,600)
Principal payments on notes receivable	11,746	7,427
Investments in joint venture and other investments	24,159	(29,867)
Other investing activities	(1,703)	(3,329)

Net cash used in investing activities	(192,269)	(240,832)

Cash flows from financing activities
Proceeds from issuance of debt, net of issuance costs	0	49,975
Proceeds from employee stock options exercised	25,452	12,216
Repurchase of common stock	(80,409)	(49,995)
Principal payments on debt obligations	(57,974)	(3,535)
Dividends paid on common shares	(41,072)	(20,494)

Net cash used in financing activities	(154,003)	(11,833)

Effect of exchange rate changes on cash	2,704	8,220

Increase in cash and cash equivalents	33,483	41,550

Cash and cash equivalents at beginning of period	171,206	171,944

Cash and cash equivalents at end of period	$204,689	$213,494

Supplemental disclosures of cash flow information:
Interest paid	$25,043	$22,058
Income taxes paid	88,395	104,042
Capitalized lease obligations incurred	2,050	7,426

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. MANAGEMENT’S STATEMENT

In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the condensed financial position of Wendy’s International, Inc. and subsidiaries (the “Company”) as of September 26, 2004 and December 28, 2003, and the condensed results of operations and comprehensive income (see Note 4) for the quarters and year-to-date periods ended September 26, 2004 and September 28, 2003 and cash flows for the year-to-date periods ended September 26, 2004 and September 28, 2003. All of these financial statements are unaudited. The Notes to the audited Consolidated Financial Statements, which are contained in the Financial Statements and Other Information furnished with the Company’s Definitive 2004 Proxy Statement, should be read in conjunction with these Consolidated Condensed Financial Statements. Certain reclassifications have been made for the prior year to conform to the 2004 presentation. These reclassifications did not have any impact on net income.

NOTE 2. NET INCOME PER SHARE

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options and restricted stock, net of shares assumed to be repurchased from proceeds, when outstanding and dilutive. Options to purchase approximately 4.4 million shares of common stock for the quarter and year-to-date periods ended September 26, 2004, and options to purchase 4.6 million shares of common stock for the third quarter and year-to-date 2003 were not included in the computation of diluted earnings per common share. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they were antidilutive.

The computations of basic and diluted earnings per common share are shown below (in thousands, except per share data):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Income for computation of basic and diluted earnings per common share	$69,099	$66,288	$193,473	$171,296

Weighted average shares outstanding for computation of basic earnings per common share	113,618	113,437	113,971	113,771
Effect of dilutive securities - stock options and restricted shares	1,533	1,028	1,932	845

Weighted average shares outstanding for computation of diluted earnings per common share	115,151	114,465	115,903	114,616

Basic earnings per common share	$.61	$.58	$1.70	$1.51

Diluted earnings per common share	$.60	$.58	$1.67	$1.49

NOTE 3. STOCK OPTIONS AND RESTRICTED STOCK

The Company has various stock option plans that provide options for certain employees and outside directors to purchase common shares of the Company. The Company uses the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Beginning in 2004, the Company began providing restricted stock, in lieu of providing stock options to some of its employees and its outside directors. The Company has recorded $1.3 million and $2.6 million in compensation expense for restricted stock for the quarter and year-to-date periods ended September 26, 2004, respectively.

The pro-forma disclosures below are provided as if the Company had adopted the cost recognition requirements under Statement of Financial Accounting Standards (“SFAS”) No. 123 — “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148.

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

Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123, the Company would have recorded net income and earnings per share as follows (in thousands, except per share data):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Net income, as reported	$69,099	$66,288	$193,473	$171,296
Add: Stock compensation cost recorded, net of tax	848	112	1,650	371
Deduct: Stock compensation cost calculated under SFAS No. 123 for stock options, net of tax	(4,906)	(4,020)	(13,375)	(10,905)

Pro-forma net income	$65,041	$62,380	$181,748	$160,762

Earnings per share:
Basic as reported	$.61	$.58	$1.70	$1.51
Basic pro-forma	$.57	$.55	$1.59	$1.41
Diluted as reported	$.60	$.58	$1.67	$1.49
Diluted pro-forma	$.57	$.55	$1.58	$1.42

The impact of applying SFAS No. 123 in this pro-forma disclosure is not necessarily indicative of future results.

NOTE 4. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income (expense) and total comprehensive income are shown below (in thousands):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Net income	$69,099	$66,288	$193,473	$171,296
Other comprehensive income (expense):
Translation adjustments and other	36,820	(929)	17,934	75,052

Total comprehensive income	$105,919	$65,359	$211,407	$246,348

Changes in comprehensive income between periods are primarily comprised of translation adjustments related to fluctuations in the Canadian dollar. There was a significant strengthening in the Canadian dollar during the third quarter of 2004 versus a slight weakening in the Canadian dollar in the same quarter of 2003. For year-to-date 2004 there was a slight strengthening of the Canadian dollar versus a significant strengthening for the same period in 2003. At the end of the third quarter 2004, the Canadian exchange rate was $1.28 versus $1.35 at June 27, 2004 and $1.31 at December 28, 2003. At the end of third quarter 2003, the Canadian exchange rate was slightly higher than $1.35 versus slightly lower than $1.35 at June 29, 2003 and $1.57 at December 29, 2002. Comprehensive income for the quarter and year-to-date also includes expense of $.2 million and income of $.7 million, respectively, related to fair value losses and gains on forward contracts.

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

	Quarter Ended					Year-to-Date Ended
	September 26,	% of	September 28,		% of	September 26,	% of	September 28,		% of
	2004	Total	2003		Total	2004	Total	2003		Total
Revenues
Wendy’s	$610,843	66.8%	$562,677		69.8%	$1,810,593	68.1%	$1,598,815		70.0%
Hortons	249,475	27.3%	203,611		25.2%	692,711	26.1%	574,731		25.1%
Developing Brands	53,710	5.9%	40,240	*	5.0%	154,379	5.8%	112,991	*	4.9%

	$914,028	100.0%	$806,528		100.0%	$2,657,683	100.0%	$2,286,537		100.0%

Operating Income
Wendy’s	$70,894	52.4%	$72,829		57.1%	$209,116	54.8%	$192,364		57.0%
Hortons	66,839	49.4%	56,295		44.2%	181,332	47.5%	145,290		43.1%
Developing Brands	(2,337)	(1.8)%	(1,698)	*	(1.3)%	(9,086)	(2.3)%	(249	)*	(0.1)%

	$135,396	100.0%	$127,426		100.0%	$381,362	100.0%	$337,405		100.0%

Capital expenditures
Wendy’s	$37,374	38.1%	$58,106		61.5%	$118,014	51.5%	$140,341		64.1%
Hortons	56,904	58.0%	29,349		31.0%	95,077	41.5%	61,781		28.2%
Developing Brands	3,814	3.9%	7,059	*	7.5%	15,945	7.0%	16,750	*	7.7%

	$98,092	100.0%	$94,514		100.0%	$229,036	100.0%	$218,872		100.0%

* Included in the Developing Brands operating income for third quarter and year-to-date 2003 is (in thousands) a loss of $472 and $997, respectively, related to the Company’s equity investment in Cafe Express. The Company had previously included this equity investment in corporate charges (see the following table). Revenue and capital expenditure amounts for 2003 do not include Cafe Express which was accounted for using the equity method in 2003.

A reconciliation of reportable segment operating income to consolidated operating income follows (in thousands):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Reportable segment operating income	$135,396	$127,426	$381,362	$337,405
Corporate charges (1)	(15,920)	(11,632)	(44,714)	(31,701)

Consolidated operating income	$119,476	$115,794	$336,648	$305,704

(1)	Corporate charges include certain overhead costs which are not allocated to individual segments.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below presents amortizable and unamortizable intangible assets as of September 26, 2004 and December 28, 2003 (in thousands):

	September 26, 2004			December 28, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Patents and trademarks	$41,464	$(4,969)	$36,495	$41,334	$(3,614)	$37,720
Purchase options	7,500	(5,153)	2,347	7,500	(4,644)	2,856
Other	5,299	(1,756)	3,543	5,563	(1,592)	3,971

			$42,385			$44,547

Unamortizable intangible assets:
Goodwill			$352,819			$320,959

Total intangibles amortization expense was $.8 million and $2.5 million for the quarter and year-to-date ended September 26, 2004, respectively, and $.9 million and $2.6 million for the quarter and year-to-date ended September 28, 2003, respectively. The estimated annual intangibles amortization expense for 2005 and 2006 is approximately $3 million. For the years 2007 through 2009, the estimated annual intangibles amortization expense is approximately $2 million.

The $31.9 million increase in goodwill from December 28, 2003 reflects an increase of $23.5 million related to the Company’s acquisition of assets related to Bess Eaton coffee and donut restaurants, as well as an increase of $17.7 million related to the Company’s investment in Cafe Express, partially offset by a net decrease of $10.1 million associated with the acquisition and refranchising of Wendy’s restaurants in 2004. Year-to-date September 26, 2004, 35 Florida Wendy’s restaurants have been refranchised, consistent with management plans at the time these Florida restaurants were acquired from a franchisee in the fourth quarter 2003.

In May 2004, the Company acquired certain real and personal property assets of Bess Eaton Donut Flour Co. Inc. and Louis A. Gencarelli, Sr. The assets relate to 42 Bess Eaton restaurants throughout Rhode Island, Connecticut and Massachusetts (see Note 7 to the Consolidated Condensed Financial Statements). In February 2004, the Company acquired a controlling interest in Cafe Express; and, as a result, Cafe Express is fully consolidated into the Company’s financial statements as of February 2004 (see Note 7 to the Consolidated Condensed Financial Statements). As of September 26, 2004, recorded goodwill for both the Bess Eaton restaurants and Cafe Express is based on estimated values of assets and liabilities. The Company is in the process of obtaining third-party valuations of these assets and liabilities and until those valuations are completed, the recorded amount of goodwill is subject to change.

Goodwill is assigned to the Company’s reportable segments as follows (in thousands):

	September 26, 2004	December 28, 2003
Goodwill
Wendy’s	$76,147	$86,165
Hortons	23,456	0
Developing Brands*	253,216	234,794

	$352,819	$320,959

* Developing Brands includes Baja Fresh and Cafe Express

Under SFAS No. 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually (or in interim periods if events indicate possible impairment). The calculations used to test for impairment depend upon a number of estimates and assumptions, including future business results and interest rates. The Company tested goodwill for impairment as of year-end 2003, and no impairment was indicated. If the Company’s estimates and assumptions change in the future, goodwill would be re-evaluated and could potentially be subject to impairment. The majority of the Company’s goodwill relates to Baja Fresh. The Company will test goodwill for impairment again in the fourth quarter 2004.

NOTE 7. ACQUISITIONS AND INVESTMENTS

On May 5, 2004, the Company completed its purchase of certain real and personal property assets of Bess Eaton Donut Flour Co., Inc. and Louis A. Gencarelli, Sr. for approximately $42 million. The assets relate to 42 Bess Eaton coffee and donut restaurants throughout Rhode Island, Connecticut and Massachusetts. The sites have been converted and are operating as Hortons restaurants.

In 2002, the Company invested $9 million for a 45% interest in Cafe Express, a fast-casual restaurant company. Cafe Express currently operates 18 restaurants in Houston and Dallas. In February 2004, the Company invested an additional $5 million in Cafe Express, bringing its total equity interest to 70%. Also in 2004, the Company paid off the Cafe Express revolving credit facility for which the Company was a guarantor. Prior to acquiring the additional 25% interest, the Company accounted for the investment using the equity method. Since acquiring the additional 25% interest, Cafe Express results are fully consolidated in the Company’s financial statements and the impact of the related minority interest is classified in other income on the statement of income and other long-term liabilities on the balance sheet and is not significant.

Year-to-date September 26, 2004 the Company has acquired twelve Wendy’s and six Baja Fresh restaurants from franchisees for a combined purchase price of $8.8 million. The Company recorded goodwill of $3.4 million related to these acquisitions.

NOTE 8. GUARANTEES AND INDEMNIFICATIONS

The Company has guaranteed certain lease and debt payments primarily for franchisees, amounting to $157.2 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for leases amounting to an additional $23.6 million. These leases have been assigned to unrelated third parties, which have agreed to indemnify the Company against future liabilities arising under the leases. The Company is also the guarantor on $10.6 million in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years. The following table summarizes guarantees of the Company (in thousands):

Balance at
September 26, 2004
Franchisee and other lease and loan guarantees:
Wendy’s	$152,527
Hortons	1,161
Developing Brands	3,528

Total	$157,216

Contingently liable rent on leases:
Wendy’s	$23,634

Letters of credit:
Wendy’s	$6,007
Hortons	4,022
Developing Brands	600

$10,629

Total guarantees and indemnifications	$191,479

In addition to the above guarantees, the Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties under specified circumstances, such as lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial and other services), software licensors, marketing and advertising firms, securities underwriters and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company. The liability recorded related to the above guarantees is not significant.

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

Net periodic pension cost for both plans for the quarters and year-to-date periods ended September 26, 2004 and September 28, 2003 consisted of the following (in thousands):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Service cost	$1,252	$646	$3,984	$3,311
Interest cost	1,375	923	4,125	3,933
Expected return on plan assets	(1,855)	(1,204)	(5,565)	(5,142)
Amortization of prior service cost	(267)	(267)	(801)	(800)
Amortization of net (gain) loss	655	266	1,965	1,141

Net periodic pension cost	$1,160	$364	$3,708	$2,443

In the third quarter of 2004, the Company contributed $8.7 million to its pension plans. No additional contributions are anticipated for 2004.

NOTE 10. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an interpretation of “Accounting Research Bulletin” (“ARB”) No. 51”. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests.

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

Because franchisees entering into the flexible lease arrangements are not required to invest a significant amount of equity, the legal entity within which such a franchise operates is considered to not be adequately capitalized and, as a result, a VIE, as defined by FIN 46R. Based on a review of the limited financial statements it receives from these franchisees, the mathematical projections performed by the Company indicate the Company is the primary beneficiary, as that term is defined by FIN 46R, of these VIEs. This determination applies to approximately 80 franchised Hortons restaurants as of September 26, 2004, or approximately 1% of the Company’s total franchised restaurants and systemwide restaurants. The Company does not anticipate a significant increase in the number of franchisee VIEs for which the Company is the primary beneficiary.

The Company has no equity interest in any of its franchisees and has no “off-balance sheet” exposures relative to any of its franchisees as that term is described by the Securities and Exchange Commission. None of the Company’s assets serves as collateral for the approximately 80 franchised Hortons restaurants (described in the preceding paragraph), and creditors of these franchisees have no recourse to the Company. The only exposure to the Company related to these VIEs relates to the collection of amounts due the Company, which are collected weekly and which were recorded net of uncollectible amounts in the Company’s financial statements prior to the adoption of FIN 46 and FIN 46R. The agreements governing the lease arrangements can be cancelled by either the franchisee or the Company with 30 days notice, further reducing potential exposure to the Company.

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

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Wendy’s International, Inc. and subsidiaries (the “Company”) delivered record revenues, net income and diluted earnings per common share (“EPS”) for any third quarter and for the first three quarters of the Company’s 2004 fiscal year. The Company’s net income increased 4.2% to $69.1 million in the current quarter, and 12.9% to $193.5 million year-to-date. Diluted EPS increased 3.4% to $.60 in the quarter, and 12.1% to $1.67 year-to-date, versus $.58 and $1.49, respectively, in the prior year. The 2004 improvements over 2003 were led by a 13.3% increase in revenues to a record $914.0 million for the third quarter and a 16.2% increase in revenues to a record $2.7 billion for the nine months ended September 26, 2004. EPS benefited from changes in the Canadian dollar exchange rate by $.02 in the third quarter and $.07 year-to-date compared to the prior year. In 2003 the Company benefited from the Canadian dollar exchange rate by $.035 and $.10 in the quarter and year-to-date, respectively, compared to the previous year. Compared to 2003, the Company’s EPS also benefited by approximately $.01 from a lower effective income tax rate in the third quarter and $.03 year-to-date. Partially offsetting the overall improvements were higher food costs due to rising commodity prices and a decline in Developing Brands results, including fixed asset impairment and lease termination costs for three Baja Fresh markets comprised of a total of five restaurants.

Average same-store sales increases at company operated and franchised Wendy’s and Tim Hortons (“Hortons”) restaurants were the primary driver of the Company’s third quarter and year-to-date revenue growth. Franchisee sales are not included in the Company’s financial statements; however, franchisee sales result in royalties and some rental income that are included in the Company’s franchise revenues. Average same-store sales results as a percentage change for the quarter and year-to-date versus prior year are listed below:

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Wendy’s U.S. Company	2.0%	0.5%	5.6%	(1.6)%
Wendy’s U.S. Franchise	0.9%	0.9%	3.9%	(0.9)%
Tim Hortons Canada(1)	8.4%	5.5%	7.7%	4.5%
Tim Hortons U.S.(1)	9.8%	6.8%	10.1%	3.6%
Baja Fresh System(1)	(7.5)%	(4.1)%	(6.3)%	(4.4)%

(1) Amounts include both company operated and franchised restaurants.

The increase in the Company’s revenues is also due to continued growth in the number of franchisee and company operated restaurants. Total franchisee and company operated restaurants increased 5.1% from the end of the third quarter 2003 to the end of third quarter 2004. The increase in the number of restaurants primarily relates to Wendy’s U.S. and Hortons operations. A summary of systemwide restaurants by brand is included on page 27.

OPERATING INCOME

Total operating income (equal to income, before income taxes and interest — see chart on page 16) for the Company increased 3.2% to $119.5 million in third quarter 2004, and 10.1% to $336.7 million year-to-date. The increase in operating income was primarily driven by increases in average same-store sales for Hortons, a stronger Canadian dollar and the continued development of new restaurants. Combined, these improvements were enough to more than offset significantly higher beef, bacon and cheese costs experienced by domestic Wendy’s, as well as higher commodity costs for Baja Fresh. Operating income as a percent of revenues from the Company’s reportable segments decreased from 15.8% in third quarter 2003 to 14.8% in third quarter 2004, and from 14.8% year-to-date 2003 to 14.3% year-to-date 2004. The primary driver of the decrease in reportable segment operating income as a percent of sales was the decline in Wendy’s in the quarter and a decline in Developing Brands results in the year-to-date period. Corporate charges, included as part of total operating income but not allocated to reportable segments, increased $4.3 million in the third quarter 2004 over 2003 primarily due to compensation expense related to the Company’s new restricted stock award program implemented in 2004, certain other employee benefit costs and provisions for legal reserves. Year-to-date, corporate charges were $13.0 million higher in 2004 primarily due to higher performance based bonus accruals, compensation expense related to the Company’s new restricted stock award program, certain other employee benefit costs, incremental expense for audit and professional fees related to compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002, adjustments to some reserve accruals and nonrecurring 2003 transaction gains related to a stronger Canadian dollar and its impact on cross border receivables.

OPERATING INCOME
(in thousands)

					Change From
	Quarter Ended				Prior Year
	September 26,	% of	September 28,	% of
	2004	Revenues	2003	Revenues	Dollars	Percentage
Wendy’s	$70,894	11.6%	$72,829	12.9%	$(1,935)	(2.7)%
Hortons	66,839	26.8%	56,295	27.6%	10,544	18.7%
Developing Brands*	(2,337)	(4.4)%	(1,698) ***	n/m	(639)	n/m

	$135,396	14.8%	$127,426	15.8%	$7,970	6.3%
Corporate**	(15,920)		(11,632)		(4,288)

Total Operating Income	$119,476	13.1%	$115,794	14.4%	$3,682	3.2%

					Change From
	Year-to-Date Ended				Prior Year
	September 26,	% of	September 28,	% of
	2004	Revenues	2003	Revenues	Dollars	Percentage
Wendy’s	$209,116	11.5%	$192,364	12.0%	$16,752	8.7%
Hortons	181,332	26.2%	145,290	25.3%	36,042	24.8%
Developing Brands*	(9,086)	(5.9)%	(249) ***	n/m	(8,837)	n/m

	$381,362	14.3%	$337,405	14.8%	$43,957	13.0%
Corporate**	(44,714)		(31,701)		(13,013)

Total Operating Income	$336,648	12.7%	$305,704	13.4%	$30,944	10.1%

* Developing Brands includes Baja Fresh and Cafe Express.

** Corporate charges include certain overhead costs which are not allocated to individual segments.

*** Included in the Developing Brands operating income for third quarter and year-to-date 2003 is a loss (in thousands) of $472 and $997, respectively, related to the Company’s equity investment in Cafe Express. The Company had previously included this equity investment in corporate charges.

n/m — not meaningful. Prior to acquiring a controlling interest in February 2004, the Company accounted for Cafe Express using the equity method and Cafe Express revenues were not included in the Company’s financial statements.

RESULTS OF OPERATIONS

Revenues for the current quarter and year-to-date as compared to the prior year were as follows:

REVENUES
(in thousands)

					Change From
	Quarter Ended				Prior Year
	September 26,	% of	September 28,	% of
	2004	Total	2003	Total	Dollars	Percentage
Retail sales
Wendy’s	$532,047	71.8%	$487,917	75.2%	$44,130	9.0%
Hortons	157,579	21.3%	123,114	19.0%	34,465	28.0%
Developing Brands*	51,427	6.9%	37,856	5.8%	13,571	35.8%

	$741,053	100.0%	$648,887	100.0%	$92,166	14.2%

Franchise revenues
Wendy’s	$78,796	45.6%	$74,760	47.4%	$4,036	5.4%
Hortons	91,896	53.1%	80,497	51.1%	11,399	14.2%
Developing Brands*	2,283	1.3%	2,384	1.5%	(101)	(4.2)%

	$172,975	100.0%	$157,641	100.0%	$15,334	9.7%

Total revenues
Wendy’s	$610,843	66.8%	$562,677	69.8%	$48,166	8.6%
Hortons	249,475	27.3%	203,611	25.2%	45,864	22.5%
Developing Brands*	53,710	5.9%	40,240	5.0%	13,470	33.5%

	$914,028	100.0%	$806,528	100.0%	$107,500	13.3%

					Change From
	Year-to-Date Ended				Prior Year
	September 26,	% of	September 28,	% of
	2004	Total	2003	Total	Dollars	Percentage
Retail sales
Wendy’s	$1,581,544	73.3%	$1,385,262	74.9%	$196,282	14.2%
Hortons	429,278	19.9%	356,186	19.3%	73,092	20.5%
Developing Brands*	147,420	6.8%	106,327	5.8%	41,093	38.6%

	$2,158,242	100.0%	$1,847,775	100.0%	$310,467	16.8%

Franchise revenues
Wendy’s	$229,049	45.9%	$213,553	48.7%	$15,496	7.3%
Hortons	263,433	52.7%	218,545	49.8%	44,888	20.5%
Developing Brands*	6,959	1.4%	6,664	1.5%	295	4.4%

	$499,441	100.0%	$438,762	100.0%	$60,679	13.8%

Total revenues
Wendy’s	$1,810,593	68.1%	$1,598,815	69.9%	$211,778	13.2%
Hortons	692,711	26.1%	574,731	25.1%	117,980	20.5%
Developing Brands*	154,379	5.8%	112,991	5.0%	41,388	36.6%

	$2,657,683	100.0%	$2,286,537	100.0%	$371,146	16.2%

* Developing Brands includes Baja Fresh and Cafe Express. Amounts for 2003 do not include Cafe Express which was accounted for using the equity method in 2003.

WENDY’S

Retail Sales

Of the total Wendy’s retail sales, domestic Wendy’s retail sales increased $37.3 million, or 8.6%, to $468.1 million in the third quarter and $172.1 million, or 13.9%, to $1.4 billion year-to-date. The domestic retail sales increase is a result of increases in average same-store sales for company operated restaurants and in the number of restaurants open. The following table summarizes the changes in average same-store sales, average number of transactions, average check, selling prices and total restaurants open for domestic company operated Wendy’s restaurants for third quarter and year-to-date 2004 and 2003:

	Quarter Ended		Year-to-Date Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Average same-store sales increase (decrease)	2.0%	0.5%	5.6%	(1.6)%
Increase (decrease) in average number of transactions	(1.3)%	0.3%	1.9%	(1.2)%
Increase (decrease) in average check	3.3%	0.3%	3.6%	(0.4)%
Increase in selling prices	0.8%	0.5%	0.7%	0.5%
Total domestic company operated restaurants	1,302	1,213	1,302	1,213

Of Wendy’s total retail sales, Canadian Wendy’s retail sales were $48.5 million, an increase of $5.3 million, or 12.4%, in the third quarter and $136.0 million, an increase of $22.3 million, or 19.6%, year-to-date. Approximately $3 million, or 6.0%, and $10 million, or 8.5%, of the increase in the quarter and year-to-date, respectively, is due to strengthening of the Canadian dollar. In addition, Canadian Wendy’s average same-store sales for company operated restaurants, in local currency, increased 2.6% in the quarter and 6.2% year-to-date. As of September 26, 2004 and September 28, 2003, Canadian company operated restaurants totaled 150 and 143, respectively. Outside of North America, the Company only operates two restaurants.

Franchise Revenues

Of the total Wendy’s franchise revenues, domestic Wendy’s franchise revenues increased $3.6 million, or 5.3%, to $71.5 million in the quarter and $2.3 million, or 1.1%, to $215.9 million year-to-date. The increase was led by a 0.9% and 3.9% increase in average same-store sales at franchise domestic restaurants for the quarter and year-to-date, respectively. Also, more domestic franchise restaurants were open in the third quarter of 2004 compared to the third quarter 2003. In addition to an increase in domestic franchise revenues, Canadian franchise revenues were higher due to a 2.9% and 5.8% increase in average same-store franchisee sales, in local currency, in the third quarter and year-to-date 2004, respectively, and the stronger Canadian dollar.

HORTONS

The significant majority of Hortons’ operations are in Canada. The strengthening of the Canadian dollar in 2004 versus 2003 increased amounts reported in U.S. dollars from Hortons on average by approximately 6% in the third quarter and 9% year-to-date.

Retail Sales

The increase in Hortons retail sales reflects an increase of $15.3 million and $30.4 million in the quarter and year-to-date, respectively, due to the consolidation of approximately 80 franchisees in the Company’s 2004 Consolidated Condensed Statement of Income in accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 46R. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact (see page 28 for further discussion). The increase in retail sales for the quarter and year-to-date also includes higher distribution sales in Horton’s Canada driven by continued new franchise store development and average same-store sales increases. In addition, Hortons U.S. retail sales are higher as a result of acquiring 42 restaurants formerly operated under the Bess Eaton name. A stronger Canadian dollar in 2004 accounted for approximately $7 million of the $34.5 million increase in the third quarter and approximately $27 million of the $73.1 million increase year-to-date.

Franchise Revenues

The increase in Hortons franchise revenues over the prior year primarily reflects an increase in the number of franchise restaurants and an increase in Hortons Canada average same-store sales, in local currency, of 8.4% in the quarter and 7.7% year-to-date. The strengthening of the Canadian dollar accounted for approximately $5 million of the $11.4 million increase in the quarter and approximately $18 million of the $44.9 million increase year-to-date. Excluding the impact of the stronger Canadian dollar, Canadian rental income generally charged as a percent of sales from restaurants leased to franchisees and Canadian royalties increased a combined $9.9 million in the quarter and $25.4 million year-to-date. In addition, the timing of franchises sold to franchisees resulted in higher franchise revenues over prior year. Total Hortons franchise fees decreased $1.1 million in the quarter but increased $4.2 million for the year-to-date period. At September 26, 2004, total Hortons restaurants franchised were 2,538 versus 2,378 at September 28, 2003.

Partially offsetting these improvements was the elimination of $3.5 million and $6.7 million in the quarter and year-to-date, respectively, in franchise revenues for approximately 80 franchisees consolidated into the Company’s 2004 Consolidated Condensed Statement of Income in accordance with FIN 46R. The elimination represents royalty and rent income which are considered “intercompany” when the franchisees are consolidated. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact (see page 28 for further discussion).

DEVELOPING BRANDS

Developing Brands includes Baja Fresh and Cafe Express. The full results of Cafe Express’ operations have been included in the Company’s Consolidated Financial Statements since February 2004 when a controlling interest in Cafe Express was acquired by the Company. Previously, the Company accounted for its investment in Cafe Express using the equity method. As of September 26, 2004, Cafe Express included 18 company operated restaurants and Baja Fresh included a total of 305 company operated and franchised restaurants.

Retail Sales

Baja Fresh retail sales comprise 84.4% and 84.7% of the total Developing Brands retail sales for third quarter and year-to-date 2004, respectively, and all of the Developing Brand retail sales in 2003. The increases in Developing Brands retail sales for the third quarter and year-to-date periods are primarily driven by an increase in the number of company operated restaurants, partially offset by average same-store sales decreases in company operated restaurants.

Franchise Revenues

Baja Fresh comprises all of the Developing Brands franchise revenues as Cafe Express does not have franchised restaurants. The increase in year-to-date franchise revenues was primarily driven by an increase in the number of franchise restaurants open, partially offset by an average same-store sales decrease in franchise restaurants. There were 157 Baja Fresh franchise restaurants at September 26, 2004 compared to 136 at September 28, 2003.

COST OF SALES, COMPANY RESTAURANT OPERATING COSTS, AND OPERATING COSTS

	Quarter Ended				Change From Prior Year
	September 26,	% of	September 28,	% of
(in thousands)	2004	Total	2003	Total	Dollars	Percentage
Cost of sales
Wendy’s	$329,092	68.1%	$296,176	71.0%	$32,916	11.1%
Hortons	121,078	25.1%	96,230	23.1%	24,848	25.8%
Developing Brands*	32,626	6.8%	24,625	5.9%	8,001	32.5%

	$482,796	100.0%	$417,031	100.0%	$65,765	15.8%

Company restaurant
operating costs
Wendy’s	$135,194	84.5%	$122,271	89.1%	$12,923	10.6%
Hortons	7,909	5.0%	2,986	2.2%	4,923	164.9%
Developing Brands*	16,859	10.5%	11,873	8.7%	4,986	42.0%

	$159,962	100.0%	$137,130	100.0%	$22,832	16.6%

Operating costs
Wendy’s	$5,063	13.8%	$4,661	14.4%	$402	8.6%
Hortons	31,720	86.2%	27,780	85.6%	3,940	14.2%
Developing Brands*	0	0%	0	0%	0	0%

	$36,783	100.0%	$32,441	100.0%	$4,342	13.4%

	Year-to-Date Ended				Change From Prior Year
	September 26,	% of	September 28,	% of
	2004	Total	2003	Total	Dollars	Percentage
Cost of sales
Wendy’s	$973,382	69.5%	$841,845	70.8%	$131,537	15.6%
Hortons	333,054	23.8%	279,734	23.5%	53,320	19.1%
Developing Brands*	93,672	6.7%	67,212	5.7%	26,460	39.4%

	$1,400,108	100.0%	$1,188,791	100.0%	$211,317	17.8%

Company restaurant
operating costs
Wendy’s	$404,442	86.1%	$353,063	89.7%	$51,379	14.6%
Hortons	17,000	3.6%	9,299	2.4%	7,701	82.8%
Developing Brands*	48,515	10.3%	31,272	7.9%	17,243	55.1%

	$469,957	100.0%	$393,634	100.0%	$76,323	19.4%

Operating costs
Wendy’s	$14,601	13.5%	$13,470	14.6%	$1,131	8.4%
Hortons	93,880	86.5%	78,800	85.4%	15,080	19.1%
Developing Brands*	0	0%	0	0%	0	0%

	$108,481	100.0%	$92,270	100.0%	$16,211	17.6%

* Developing Brands includes Baja Fresh and Cafe Express. Amounts for 2003 do not include Cafe Express which was accounted for using the equity method in 2003.

WENDY’S

Cost of Sales and Restaurant Operating Costs

Wendy’s cost of sales includes food, paper and labor costs for domestic and Canadian company operated restaurants and the cost of goods sold to franchisees from Wendy’s bun baking facilities. Of the total Wendy’s cost of sales, domestic Wendy’s company operated restaurant cost of sales increased $27.3 million, or 10.5%, to $288.0 million in the quarter and $113.4 million, or 15.2%, to $857.9 million year-to-date. The increase was driven primarily by an increase in the number of company operated restaurants and higher food costs. Wendy’s domestic cost of sales as a percent of Wendy’s domestic retail sales increased 1.0% in the quarter and 0.6% year-to-date. Domestic food costs, as a percent of domestic retail sales, increased 1.3% in the quarter and 1.6% year-to-date, primarily reflecting an increase in beef, bacon, cheese and other commodity prices. Partially offsetting the commodity cost increases was a 0.8% selling price increase in the quarter and year-to-date. Domestic Wendy’s labor costs, as a percent of sales, decreased 0.2% in the quarter and 0.6% year-to-date, primarily reflecting the impact of higher average sales.

Wendy’s company restaurant operating costs include costs necessary to manage and operate domestic and Canadian restaurants, except cost of sales and depreciation. Of the total Wendy’s company restaurant operating costs, domestic Wendy’s company restaurant operating costs increased $11.6 million, or 10.4%, to $123.1 million in the quarter and $45.5 million, or 14.1%, to $368.6 million year-to-date. The domestic Wendy’s increase is a result of the increases in the number of company operated restaurants open and higher salaries and benefits, utility, insurance and advertising costs. Wendy’s domestic restaurant operating costs, as a percent of Wendy’s domestic retail sales, increased 0.4% and decreased 0.1% in the quarter and year-to-date, respectively. The percentage in the quarter reflected the smaller increase in average sales while many costs are essentially fixed. The number of domestic Wendy’s company operated restaurants increased by 89 from 2003 to a total of 1,302 at September 26, 2004.

Of Wendy’s total cost of sales, Canadian Wendy’s cost of sales were $31.5 million, an increase of $4.6 million, or 17.1%, in the quarter and $88.6 million, an increase of $15.8 million, or 21.7%, year-to-date. Canadian Wendy’s company restaurant operating costs increased $1.2 million, or 11.4%, in the quarter and $5.3 million, or 18.5%, year-to-date. The total $5.8 million increase in the quarter and $21.1 million year-to-date in cost of sales and company restaurant operating costs in 2004 is primarily due to an approximate $2 million impact in the quarter and $9 million impact year-to-date due to a stronger Canadian dollar. In addition, the increases reflect increases in the number of Canadian Wendy’s company operated restaurants, higher beef costs and higher sales. The number of Wendy’s Canada company operated restaurants increased by 7, or 4.9%, from 2003. Canadian Wendy’s average same-store sales for company operated restaurants, in local currency, increased 2.6% in the quarter and 6.2% year-to-date.

Operating Costs

Wendy’s operating costs include rent expense and other costs related to properties subleased to franchisees and costs related to operating and maintaining Wendy’s bun baking facilities. Total Wendy’s operating costs were comparable to the prior year with an increase of $.4 million in the quarter and $1.1 million year-to-date.

HORTONS

Cost of Sales

Hortons’ cost of sales includes food, paper and labor costs for company operated restaurants and the cost of dry goods sold to franchisees from Hortons’ distribution warehouses. The increase in cost of sales for the third quarter and year-to-date 2004 includes $8.2 million and $16.4 million, respectively, of costs related to approximately 80 franchisees consolidated in the Company’s 2004 Consolidated Condensed Statement of Income in accordance with FIN 46R. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact (see page 28 for further discussion). The strengthening of the Canadian dollar also accounted for approximately $6 million of the $24.8 million increase in the quarter and approximately $22 million of the $53.3 million increase year-to-date. Excluding the impact of the stronger Canadian dollar and FIN 46R, the Hortons’ Canadian warehouse cost of sales increased $9.1 million to $103.9 million in the quarter and $16.2 million to $295.7 million year-to-date. This increase primarily reflects additional sales to Canadian franchisees due to a 133 restaurant increase and includes the impact of a change in mix of products sold to franchisees. Also, Hortons U.S. cost of sales are higher as a result of acquiring 42 restaurants formerly operated under the Bess Eaton name.

Restaurant Operating Costs

The increase in Hortons restaurant operating costs for the third quarter and year-to-date is primarily due to $3.3 million and $6.5 million, respectively, of costs related to approximately 80 franchisees consolidated into the Company’s Consolidated Condensed Statement of Income in accordance with FIN 46R. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact (see page 28 for further discussion).

Operating Costs

Hortons’ operating costs include rent expense related to properties subleased to franchisees, cost of equipment sold to Hortons’ franchisees as part of the initiation of the franchise business, costs to operate and maintain the distribution warehouses and coffee roasting facility, and training and other costs to ensure successful franchise openings. The increase in the third quarter operating costs over prior year primarily included higher rent expense. The higher rent expense reflects growth in the number of properties leased and then subleased to Canadian franchisees as well as higher percentage rent due to higher sales. Year-to-date, higher operating costs included higher rent expense and higher equipment and other costs from franchises sold to franchisees. Revenues from the sale of franchises and income from properties subleased to franchisees are included in franchise revenues. The strengthening of the Canadian dollar also accounted for approximately $1 million of the $3.9 million increase in the third quarter, and approximately $6 million of the $15.1 million increase year-to-date.

DEVELOPING BRANDS

Cost of Sales and Restaurant Operating Costs

Baja Fresh comprises approximately 85% of both the total Developing Brands cost of sales and company restaurant operating costs for third quarter and year-to-date 2004, and all of the Developing Brands cost of sales and company restaurant operating costs in 2003. The third quarter and year-to-date increases in Developing Brands cost of sales and company restaurant operating costs over 2003 are primarily driven by an increase in the number of company operated restaurants, which includes the Cafe Express restaurants which were not consolidated in the Company’s financial statements in 2003. As a percent of sales, these costs increased from 2003 to 2004 due to higher beef, dairy and other commodity costs and lower average same-store sales.

CONSOLIDATED

General and Administrative Expenses

Consolidated general and administrative expenses increased $5.9 million, or 9.1%, to $70.4 million in the third quarter over prior year and $17.4 million, or 9.0%, to $210.0 million year-to-date. The third quarter increase includes $1.3 million of compensation expense related to the Company’s new restricted stock award program implemented in 2004. Prior to 2004, the Company’s equity based compensation program included only stock option grants which were accounted for under APB Opinion No. 25 and not recognized as expense. The higher 2004 general and administrative expenses also include Cafe Express which was not consolidated in the prior year, a year-to-date increase of approximately $3 million due to a stronger Canadian dollar and $1.4 million year-to-date of incremental expenses for audit and professional fees related to compliance with the internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. As a percent of revenues, general and administrative expenses compared to prior year were 0.3% lower in the third quarter at 7.7% and 0.5% lower year-to-date at 7.9%. The percentage decrease in the quarter and year-to-date reflects that revenues grew at a higher rate than general and administrative costs as well as the Company’s continuing effort to control overhead costs.

Depreciation of Property and Equipment

Consolidated depreciation of property and equipment increased $6.1 million in the quarter and $16.6 million year-to-date primarily reflecting additional restaurant development and a stronger Canadian dollar.

Other Income

Consolidated other income, net of other expense, includes amounts that are not directly derived from the Company’s primary businesses. This includes income from equity investments in joint ventures and other minority investments and expenses related to store closures, other asset write-offs, employee severance costs, and reserves for international and legal issues.

Net consolidated other income increased $1.1 million over the prior year quarter and decreased $2.2 million year-to-date. The year-to-date decrease is primarily the result of 2003 nonrecurring favorable Canadian currency impact on intercompany receivables and the 2004 impairment of three Baja Fresh markets, partially offset by equity income related to the Company’s joint venture with IAWS Group/Cuisine de France.

Income Taxes

The Company’s effective income tax rate for the quarter and year-to-date periods ended September 26, 2004 was 36.50% compared to the effective rate for the third quarter and year-to-date for 2003 of 37.34% and 37.69%, respectively. The higher 2003 effective rates reflected the impact of state tax law changes during the second quarter 2003. The reduced 2004 rate had the effect of increasing EPS $.01 and $.03 in the quarter and year-to-date, respectively.

Foreign Currency

The primary currency exposure the Company has is to the Canadian dollar. The results of Wendy’s and Hortons’ Canadian operations are translated into U.S. dollars. In addition, various cross border transactions must be “marked to market” each quarter with the income impact included in “Other Income”. The positive impact on third quarter and year-to-date 2004 EPS due to the stronger Canadian dollar was approximately $.02 and $.07, respectively, from Wendy’s and Hortons’ Canadian operations. In the prior year the benefit from Canadian currency was $.035 and $.10 in the quarter and year-to-date, respectively.

COMPREHENSIVE INCOME

Comprehensive income increased $40.6 million in the quarter and decreased $34.9 million year-to-date. Both the quarter increase and the year-to-date decrease are primarily due to translation adjustments related to fluctuations in the U.S. and Canadian dollar exchange rates. The Canadian dollar strengthened in the third quarter of 2004 compared to weakening slightly in the third quarter 2003. Year-to-date, however, the moderate 2004 strengthening of the Canadian dollar is less than the significant strengthening in 2003. At the end of the third quarter 2004, the Canadian exchange rate was $1.28 versus $1.31 at year-end 2003. At the end of the third quarter 2003, the Canadian exchange rate was $1.35 versus $1.57 at year-end 2002. In addition to the translation adjustments, net income increased $2.8 million in the quarter and $22.2 million year-to-date.

FINANCIAL POSITION

Overview

The Company generates considerable cash flow each year from net income excluding depreciation and amortization. The main recurring requirement for cash is capital expenditures. In the last five years the Company has generated cash from operating activities in excess of capital expenditure requirements. Acquisition and investment activity can be an important expenditure, but the Company may borrow money to fund major purchases, such as the Company did when it acquired Baja Fresh in 2002. Share repurchases are part of the ongoing financial strategy utilized by the Company, and normally these repurchases come from cash on hand and the cash provided by option exercises. Longer term, both the cash provided from option exercises and the cash used for share repurchases should decrease as the Company implements its new equity compensation program, featuring restricted stock, that was approved at the 2004 Annual Meeting of Shareholders held April 22, 2004. Also of note, the Company increased its dividend payment rate by 100% in 2004.

The Company maintains a strong balance sheet and financial flexibility in order to meet the Company’s strategic objectives. Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt BBB+ and Baa-1, respectively. The Company currently has a $500 million shelf registration and $200 million line of credit which are both unused. The Company also has the ability to borrow cash under its commercial paper program and in the second quarter of 2004 repaid the approximate $40 million outstanding at year-end 2003 under that program.

Comparative Cash Flows

Cash flows from operations were $377.1 million year-to-date 2004 and $286.0 million for the prior year. The 2004 increase includes higher net income, net of depreciation and amortization, of $38.8 million, lower income tax payments of $15.6 million due to timing differences and changes in working capital primarily due to timing of receipts and disbursements.

Net cash used in investing activities totaled $192.3 million year-to-date 2004 compared to $240.8 million in 2003. The $48.5 million decrease in cash used is primarily due to 2004 cash inflows from the maturity of $24.7 million in short-term investments compared to $23.7 million in 2003 cash outflows for short-term investments made and proceeds from the refranchising of 38 Wendy’s restaurants to franchisees, 35 of which were in Florida, of $36.5 million. These cash inflows were partially offset by $41.5 million used for the acquisition of 42 Bess Eaton coffee and donut restaurants, $10.2 million in additional capital expenditures and an additional investment in Cafe Express of $5.0 million. Also, year-to-date 2003 the Company had invested $6.2 million in a joint venture with IAWS Group/Cuisine de France. In 2004 no investment was made in the joint venture and the Company received a dividend from the investment of $4.5 million.

Financing activities used cash of $153.9 million year-to-date 2004 compared to $11.8 million in 2003. The increase primarily relates to the repayment of $40.0 million of commercial paper debt in 2004 versus the borrowing of $50.0 million in commercial paper in 2003 and $13.8 million related to the pay-off of debt assumed in connection with the Cafe Express investment in 2004. The 2004 increase also includes an additional $30.4 million used to repurchase common shares and a $20.6 million, or a 100%, increase in dividend payments. In February 2004, the Company announced its Board of Directors had approved a 100% increase in the rate of common stock dividends paid. Partially offsetting the increases in cash used for financing activities were the proceeds from the exercise of stock options which were $13.2 million higher year-to-date 2004 than 2003.

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

In January 2004, the Company’s Board of Directors authorized an additional $200 million for the repurchase of common shares, which raised the total remaining amount authorized to approximately $366 million as of January 31, 2004. Since the January 2004 additional authorization, the Company has used cash totaling $80.4 million to repurchase common shares. Generally, the Company’s objective in its share repurchase program is to offset the dilution impact of the Company’s equity compensation program. Since 1998 and through the end of the third quarter of 2004, the Company has repurchased 38.9 million common and other shares exchangeable into common shares for approximately $965 million.

In February 2004, the Company announced a new equity-based compensation program for directors and employees. This new program will permit up to 3.6 million common shares to be issued. Under the new program, restricted stock and restricted stock units have been awarded in 2004. Some stock options have been and may also be awarded in 2004 and the first quarter of 2005. Over time, the new program is expected to reduce “overhang” (computed as unexercised options and restricted stock already granted and options and restricted stock previously approved but not yet granted divided by shares outstanding) and reduce the long-term effect of the equity compensation program on the Company’s EPS. The expected reductions in the Company’s overhang and effect on EPS are based on a number of assumptions, including that stock options will be required to be expensed on the Company’s income statement under U.S. generally accepted accounting principles in the future, the number of stock options exercised, share repurchases, increases in employee salaries, net additions in the number of employees, the Company achieving specified annual EPS goals and the Company’s total shareholder return relative to the Standard & Poor’s 500 Index. Other types of incentives could also be awarded under the new program, although the Company presently does not intend to do so. The new equity-based compensation program was approved at the 2004 Annual Meeting of Shareholders held April 22, 2004.

The Company has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to issue up to $500 million of securities. No securities under this filing have been issued. The Company also has a $200 million revolving credit facility. The revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The Company’s Senior Notes and debentures also have limits on liens that can be placed on the Company’s assets and limits on sale leaseback transactions. At September 26, 2004, the Company was in compliance with its covenants under the revolving credit facility and the limits of its Senior Notes and debentures, and no amounts under the revolving credit facility were outstanding.

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

MANAGEMENT’S OUTLOOK

The Company continues to employ its strategic initiatives as outlined in its Financial Statements and Other Information furnished with its Definitive 2004 Proxy Statement. These initiatives include leveraging the Company’s core assets, growing same-store sales, improving store-level productivity to enhance margins, improving underperforming operations, developing profitable new restaurants and implementing new technology initiatives. The Company intends to allocate resources to improve long-term return on assets and invested capital, and monitors its progress by tracking various metrics, including return on average assets, return on average equity and return on invested capital, as well as comparing to historical performance, the Company’s peers and other leading companies.

New restaurant development will continue to be very important to the Company. The Company currently estimates that it will open between 550-600 new Wendy’s, Hortons and Baja Fresh restaurants during 2004 (both company and franchise), subject to the continued ability of the Company and its franchisees to complete permitting and meet other conditions and to comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. This would be a growth rate of approximately 4.5% to 5.5%, including store closures. The development estimates include fewer Baja Fresh restaurants and more Hortons restaurants, including those related to the Bess Eaton acquisition, than originally anticipated.

The new unit openings will be concentrated in North America, specifically Wendy’s U.S., Hortons Canada and Baja Fresh. Third quarter development for 2004 and 2003 is summarized in the chart below:

	Third	Third	Year-to-Date	Year-to-Date
	Quarter 2004	Quarter 2003	2004	2003
Wendy’s	61	68	159	159
Hortons	38	56	126	110
Developing Brands	8	14	33	46

Totals	107	138	318	315

The Company will continue to evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures that could add to the Company’s long-term earnings growth. In first quarter 2004, the Company made an additional investment of $5 million to acquire a controlling 70% share of Cafe Express, up from the previous 45% interest position. On May 5, 2004, the Company completed the acquisition of certain real and personal property assets of Bess Eaton Donut Flour Co., Inc. and Louis A. Gencarelli, Sr. The assets relate to 42 Bess Eaton coffee and donut restaurants throughout Rhode Island, Connecticut and Massachusetts. The purchase price for the restaurants and other assets was approximately $42 million. The sites have been converted and as of September 26, 2004, are operating as Hortons restaurants. Total capital expenditures for 2004 are expected to be in the range of $300 million to $335 million for new restaurant development, warehousing, remodeling, maintenance and technology initiatives. The Company also plans to complete a new distribution and warehousing facility in 2006 to better serve Horton’s Canada distribution needs. The expected investment in the new facility is in excess of $70 million in Canadian dollars, of which it is currently estimated that approximately 40% will be spent in 2004, 45% in 2005 and 15% in 2006. In the fourth quarter

2004, the Company invested an additional $4.0 million in Pasta Pomodoro for a larger, although still, minority equity interest in the Italian casual restaurant company.

Baja Fresh is in the Mexican segment of fast-casual restaurants and is growing. Baja Fresh currently represents about 5% of the Company’s revenues. In 2003 and year-to-date 2004, Baja Fresh was not profitable due to declining average same-store sales and cost increases. Through the third quarter 2004, Baja Fresh recorded an impairment of three of its markets totaling five restaurants which resulted in $2.3 million expense. The Company recently changed top management at Baja Fresh and added leadership with extensive experience with fast-casual restaurants. The Company’s strategy includes implementing process change to monitor theoretical food cost, establishing labor guidelines and other initiatives to enhance operations, building average sales per restaurant, training and developing personnel, increasing brand awareness and improving store-level profitability. Nevertheless, as with all developing companies, there are challenges to gaining customer acceptance and the industry is extremely competitive.

In the fourth quarter the Company will review Baja Fresh, and all other business units, for any potential impairment of goodwill assigned to each business unit. The Company will also continue to evaluate individual restaurants for possible closure. It is possible that several restaurants could be closed and goodwill could be impaired when the evaluation is completed. Until the goodwill review is completed, the Company cannot determine whether an impairment charge will be indicated and if so, whether or not any charge would be material. The majority of the Company’s goodwill is assigned to Baja Fresh.

In the first quarter 2004, the Company announced that based on its strong cash position and long-term strategic plan, the Board of Directors had approved an increase in the rate of common stock dividends paid by 100%. The Company’s new target for its dividend payout ratio is 18% to 22% of earnings, with a dividend yield of 1.1% to 1.2%. As a result, dividend payments in 2004 are expected to increase to approximately $54 million from approximately $27 million in 2003.

The Company has revised its EPS goal to a range of $2.19 to $2.25 for 2004. This would be an increase of 7% to 10% from 2003. This revision from the previous range includes current projections for the Company based on fourth quarter sales trends and assumes that there will not be a material asset or goodwill impairment change in the fourth quarter. The Company is maintaining its long-term annual earnings per share growth goal of 11% to 13%.

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet” arrangements as of September 26, 2004 as that term is described by the Securities and Exchange Commission.

MARKET RISK

The Company’s exposure to various market risks remains substantially the same as reported as of December 28, 2003. The Company’s disclosures about market risk are incorporated herein by reference from pages AA-14 through AA-16 of the Company’s Definitive 2004 Proxy Statement filed with the Securities and Exchange Commission on March 9, 2004.

Forward currency contracts to sell Canadian dollars and buy $39.5 million and $77.0 million U.S. dollars were outstanding as of September 26, 2004 and September 28, 2003, respectively. The cumulative unrealized fair value loss of forward currency contracts to sell Canadian dollars and buy U.S. dollars as of September 26, 2004 and September 28, 2003 was $1.3 million and $1.8 million, respectively. The unrealized fair value loss amounts are included as a component of accumulated other comprehensive income and will be reclassified to earnings and offset against the underlying transactions when the transactions occur.

The interest rate swap outstanding on both September 26, 2004 and September 28, 2003 is for the notional amount of $100.0 million. The unrealized fair value loss on the interest rate swap was $.6 million as of September 26, 2004 and the unrealized fair value gain was $.6 million as of September 28, 2003. Gains and losses arising from the swap are completely offset against losses and gains of the underlying debt obligation. As a result, changes in fair value of the swap do not impact the Company’s net income.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
SYSTEMWIDE RESTAURANTS

	As of	As of	Increase /	As of	Increase /
	September 26,	June 27,	(Decrease)	September 28,	(Decrease)
	2004	2004	From Prior Quarter	2003	From Prior Year
Wendy’s
U.S.
Company	1,302	1,288	14	1,213	89
Franchise	4,552	4,530	22	4,438	114

	5,854	5,818	36	5,651	203

Canada
Company	150	149	1	143	7
Franchise	223	221	2	214	9

	373	370	3	357	16

Other International
Company	5	5	0	4	1
Franchise	340	342	(2)	343	(3)

	345	347	(2)	347	(2)

Total Wendy’s
Company	1,457	1,442	15	1,360	97
Franchise	5,115	5,093	22	4,995	120

	6,572	6,535	37	6,355	217

Tim Hortons
U.S.
Company	66	69	(3)	26	40
Franchise	167	159	8	140	27

	233	228	5	166	67

Canada
Company	28	26	2	35	(7)
Franchise	2,371	2,344	27	2,238	133

	2,399	2,370	29	2,273	126

Total Tim Hortons
Company	94	95	(1)	61	33
Franchise	2,538	2,503	35	2,378	160

	2,632	2,598	34	2,439	193

Baja Fresh U.S.
Company	148	145	3	119	29
Franchise	157	160	(3)	136	21

Total Baja Fresh	305	305	0	255	50

Cafe Express
Company	18	18	0	16	2

Total Cafe Express	18	18	0	16	2

Total System
Company	1,717	1,700	17	1,556	161
Franchise	7,810	7,756	54	7,509	301

	9,527	9,456	71	9,065	462

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities — an interpretation of “Accounting Research Bulletin” (“ARB”) No. 51”. This Interpretation is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The controlling financial interest may be achieved through arrangements that do not involve voting interests.

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

Because franchisees entering into the flexible lease arrangements are not required to invest a significant amount of equity, the legal entity within which such a franchise operates is considered to not be adequately capitalized and, as a result, a VIE, as defined by FIN 46R. Based on a review of the limited financial statements it receives from these franchisees, the mathematical projections performed by the Company indicate the Company is the primary beneficiary, as that term is defined by FIN 46R, of these VIEs. This determination applies to approximately 80 franchised Hortons restaurants as of September 26, 2004, or approximately 1% of the Company’s total franchised restaurants and systemwide restaurants. The Company does not anticipate a significant increase in the number of franchisee VIEs for which the Company is the primary beneficiary.

The Company has no equity interest in any of its franchisees and has no “off-balance sheet” exposures relative to any of its franchisees as that term is described by the Securities and Exchange Commission. None of the Company’s assets serves as collateral for the approximately 80 franchised Hortons restaurants (described in the preceding paragraph), and creditors of these franchisees have no recourse to the Company. The only exposure to the Company related to these VIEs relates to the collection of amounts due the Company, which are collected weekly and which were recorded net of uncollectible amounts in the Company’s financial statements prior to the adoption of FIN 46 and FIN 46R. The agreements governing the lease arrangements can be cancelled by either the franchisee or the Company with 30 days notice, further reducing potential exposure to the Company.

The Company adopted the disclosure provisions of FIN 46 in the first quarter of 2003 and, as of the first quarter of 2004, has adopted the remaining provisions of FIN 46R on a prospective basis to consolidate all VIEs for which the Company is the primary beneficiary. The related minority interest is classified in other income on the statement of income and other long-term liabilities on the balance sheet and is not significant. Adoption of FIN 46R did not result in a significant impact to the Company’s financial statements. Franchisee VIEs for which the Company is determined to be the primary beneficiary will have no impact on net income reported by the Company. The impact of the approximately 80 Hortons franchisees (described above) to the Company’s balance sheet is also not significant. There is a small percentage of franchised restaurants considered to be VIEs for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with this small percentage of franchised restaurants is also not significant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 26 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

(a)	The Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b)	No change was made in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the Company’s repurchases of its common stock for the third quarter ended September 26, 2004:

	(a) Total			(d) Maximum Number (or
	Number of	(b) Average	(c) Total Number of Shares	Approximate Dollar Value) of
	Shares	Price Paid per	Purchased as Part of Publicly	Shares that May Yet be Purchased
Period	Purchased	Share	Announced Plans or Programs	Under the Plans or Programs (1)
Period 7 (June 28, 2004 - August 1, 2004)	0	0	0	$285,835,723
Period 8 (August 2, 2004 - August 29, 2004)	0	0	0	$285,835,723
Period 9 (August 30, 2004 - September 26, 2004)	33,000	$36.2208	33,000	$284,639,779

Total	33,000	$36.2208	33,000	$284,639,779

(1) At the beginning of 2004, approximately $166 million remained under the repurchase authorization as approved by the Company’s Board of Directors as of the end of 2002. In January 2004, the Board of Directors authorized an additional $200 million for the repurchase of common shares. As of September 26, 2004, $284.6 million remained under these authorizations.

ITEM 6. EXHIBITS

Index to Exhibits is on Page 32.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S INTERNATIONAL, INC.
(Registrant)

Date: November 5, 2004	/s/ Kerrii B. Anderson

Kerrii B. Anderson
Executive Vice President and
Chief Financial Officer

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Description	Page No.
4	Second Amendment to Wendy’s	33 - 34
	International, Inc. Deferred
	Compensation Plan

31(a)	Rule 13a-14(a)/15d-14(a)	35
	Certification of
	Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a)	36
	Certification of
	Chief Financial Officer

32(a)	Section 1350 Certification of	37
	Chief Executive Officer

32(b)	Section 1350 Certification of	38
	Chief Financial Officer

99	Safe Harbor Under	39 - 40
	the Private Securities
	Litigation Reform Act of 1995

The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instrument do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.