Form 10-K
period 2005-01-02
WENDYS INTERNATIONAL INC
filed 2005-04-01
CIK 105668

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2005

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-8116

WENDY’S INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Ohio	31-0785108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 256, 4288 West Dublin- Granville Road, Dublin, Ohio	43017-0256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 614-764-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $.10 stated value (113,296,001 shares outstanding at March 7, 2005)	New York Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which such voting stock was last sold, as of June 25, 2004, was $4,051,288,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Financial Statements and Other Information furnished with the 2005 Proxy Statement dated March 28, 2005 are incorporated by reference into Parts I and II.

Portions of the 2005 Proxy Statement dated March 28, 2005 are incorporated by reference into Parts II and III.

Exhibit index on pages 21-22.

PART I

Item 1.	Business

The Company

Wendy’s International, Inc. was incorporated in 1969 under the laws of the State of Ohio. Wendy’s International, Inc. and its subsidiaries are collectively referred to herein as the “Company.”

The Company is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service and fast-casual restaurants serving high quality food. At January 2, 2005, there were 6,671 Wendy’s restaurants (“Wendy’s”) in operation in the United States and in 19 other countries and territories. Of these restaurants, 1,487 were operated by the Company and 5,184 by the Company’s franchisees.

At January 2, 2005, the Company and its franchisees operated 2,721 Tim Hortons (“Hortons”) restaurants with 2,470 restaurants in Canada and 251 restaurants in the United States. Of these restaurants open at January 2, 2005, only 98 were company operated.

At January 2, 2005, the Company and its franchisees operated 295 Baja Fresh restaurants in 26 states. This included 144 company operated restaurants and 151 franchise restaurants.

Additionally, at January 2, 2005, the Company operated 19 Cafe Express restaurants in Texas. Cafe Express has no franchisee operated restaurants.

Operations

Each Wendy’s restaurant offers a relatively standard menu featuring hamburgers and filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. Wendy’s menu also includes chicken nuggets, chicken strips, chili, baked and French fried potatoes, prepared salads, fruit, desserts, soft drinks and other non-alcoholic beverages and children’s meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

Each Hortons unit offers coffee, cappuccino, fresh-baked goods such as donuts, muffins, pies, croissants, tarts, cookies, cakes, bagels, and in some units, sandwiches, soups and fresh-baked breads.

Baja Fresh offers a range of fast-casual, fresh Mexican food. The menu includes a variety of fresh, flavorful food including burritos, tacos, quesadillas, nachos, tostadas, beans, rice, salads and soup.

Cafe Express features fresh, handmade food in an urban setting with patios. Menu offerings include upscale salads, sandwiches, hamburgers and seafood entrees. The Company made an additional equity investment in Cafe Express in February 2004 and now owns a 70% controlling interest. Prior to February 2004 the Company owned approximately 45% of Cafe Express.

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

Generally, the Company does not sell food or supplies to its Wendy’s or Baja Fresh franchisees. However, the Company has arranged for volume purchases of many of these products. Under the purchasing arrangements, independent distributors purchase certain products directly from approved suppliers and then store and sell them to local company and franchised restaurants. These programs help assure availability of products and provide quantity discounts, quality control and efficient distribution. These advantages are available both to the Company and to any franchisee who chooses to participate in the distribution program.

Under the Hortons Canada franchise arrangements, the franchisee is required to purchase certain products such as coffee, sugar and restaurant supplies from a Hortons’ subsidiary. All of these products are distributed from five warehouses located across Canada. Products are delivered to Hortons Canada restaurants primarily by Hortons’ fleet of trucks and trailers. The franchisees are also required to purchase par-baked products from an outside distributor that is provided with products from Hortons’ joint venture with IAWS Group/Cuisine de France (“Hortons’ Joint

Venture”). Both company and franchise stores of Hortons U.S. purchase products from a supplier that has been approved by the Company.

The New Bakery Co. of Ohio, Inc. (“Bakery”), a wholly-owned subsidiary of the Company, is a producer of buns for Wendy’s restaurants. At January 2, 2005, the Bakery supplied 739 restaurants operated by the Company and 2,421 restaurants operated by franchisees. At the present time, the Bakery does not manufacture or sell any other products.

See Note 13 on pages AA-48 and AA-49 of the Financial Statements and Other Information furnished with the Company’s 2005 Proxy Statement, which Note is incorporated herein by reference, for further information regarding revenues, income before interest and income taxes and total assets attributable to the Company’s segments and for financial information attributable to certain geographical areas.

Raw Materials

The Company and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products which are necessary to restaurant operations. The Company anticipates no such shortages of products and, except for par-baked products provided by the Hortons’ Joint Venture, alternate suppliers are available.

Par-baked products used to prepare donuts by all Hortons company operated and franchisee restaurants in Canada and the U.S. are manufactured at the Hortons’ Joint Venture North America facility using proprietary processes. Due to the proprietary nature of the manufacturing process, alternative suppliers for all of the par-baked products are not readily available, although alternative suppliers are available for some of Hortons’ donuts. As a result, although several weeks of par-baked product supply are usually in the distribution supply chain, if the operations of the Hortons’ Joint Venture North America facility were to be significantly and negatively impacted by an unexpected event, it is possible that the Canada and U.S. Hortons restaurants would be unable to provide the full line of donuts to their customers for a period of time.

Trademarks and Service Marks of the Company

The Company has registered certain trademarks and service marks in the United States Patent and Trademark office and in international jurisdictions, some of which include “Wendy’s”, “Old Fashioned Hamburgers”, “Quality Is Our Recipe”, “Tim Hortons”, “Timbits”, “Your Friend Along the Way”, “Baja Fresh” and “Cafe Express and design”. The Company believes that these and other related marks are of material importance to the Company’s business. Domestic trademarks and service marks expire at various times from 2005 to 2015, while international trademarks and service marks have various durations of five to 20 years. The Company generally intends to renew trademarks and service marks which are scheduled to expire.

The Company entered into an Assignment of Rights Agreement with the Company’s Founder, R. David Thomas, and his wife dated as of November 5, 2000 (the “Assignment”). The Company has used Mr. Thomas, who was Senior Chairman of the Board until his death on January 8, 2002, as a spokesperson and focal point for its products and services for many years. With the efforts and attributes of Mr. Thomas, the Company has, through its extensive investment in the advertising and promotional use of Mr. Thomas’ name, likeness, image, voice, caricature, endorsement rights and photographs (the “Thomas Persona”), made the Thomas Persona well known in the U.S. and throughout North America and a valuable asset for both the Company and Mr. Thomas’ estate. Under the terms of the Assignment, the Company acquired the entire right, title, interest and ownership in and to the Thomas Persona, including the sole and exclusive right to commercially use the Thomas Persona.

In 2001, the Company acquired rights for the continued use of the name and likeness of Mr. Ronald V. Joyce, a former director of the Company and co-founder of Tim Hortons, following his retirement from the Company in 2001.

Seasonality

The Company’s business is moderately seasonal. Average restaurant sales are normally higher during the summer months than during the winter months.

Working Capital Practices

Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities should provide for the Company’s projected short-term and long-term cash requirements, including cash for capital expenditures, potential share repurchases, dividends, repayment of debt (including the repayment of the 6.35% Notes due December 15, 2005), future acquisitions of restaurants from franchisees or other corporate purposes. The Company also has a commercial paper program that could provide additional working capital.

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

The Company’s competitive position at its Wendy’s restaurants is enhanced by its use of fresh ground beef, its unique and diverse menu, promotional products, its wide choice of condiments and the atmosphere and decor of its restaurants. Hortons is known for the freshness of its wide variety of baked goods and for its excellent coffee. Baja Fresh is known for fresh, flavorful Mexican food. Cafe Express is in the upscale fast-casual segment of the restaurant industry blending high-quality food with self-service. Cafe Express offers a broad and unique menu appealing to customers with a love for great food.

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

See Notes 8 and 9 on pages AA-43 through AA-45 of the Financial Statements and Other Information furnished with the Company’s 2005 Proxy Statement, which Notes are incorporated herein by reference, for further information regarding acquisitions and dispositions.

International Operations

Markets in Canada are currently being developed for both company owned and franchised restaurants of Wendy’s and Hortons. Baja Fresh and Cafe Express operate in the United States only. The Company has granted development rights for the countries and territories listed under Item 2 on page 11 of this Form 10-K.

Franchised Wendy’s Restaurants

As of January 2, 2005, the Company’s franchisees operated 5,184 Wendy’s restaurants in 50 states and 18 other countries and territories.

The rights and obligations governing the majority of franchised restaurants operating in the United States are set forth under Wendy’s Unit Franchise Agreement. This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Unit Franchise Agreement provides for a 20-year term and a 10- year renewal subject to certain conditions.

Wendy’s has in the past franchised under different agreements on a multi-unit basis; however, Wendy’s now generally grants new Wendy’s franchises on a unit-by-unit basis.

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

Wendy’s may in certain instances offer to qualified franchisees, pursuant to its Franchise Real Estate Development program, the option of Wendy’s locating and securing real estate for new store development and/or constructing a new store. Under this program, Wendy’s obtains all licenses and permits necessary to construct and operate the restaurant, with the franchisee having the option of building the restaurant or having Wendy’s construct it. The franchisee pays Wendy’s a fee for this service and reimburses Wendy’s for all out-of-pocket costs and expenses Wendy’s incurs in locating, securing, and/or constructing the new store.

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

See Schedule II on page 20 of this Form 10-K, and Management’s Discussion and Analysis on pages AA-1 through AA-23 and Note 10 on page AA-45 of the Financial Statements and Other Information furnished with the Company’s 2005 Proxy Statement (Management’s Discussion and Analysis and Note 10 are incorporated herein by reference) for further information regarding reserves, commitments and contingencies involving franchisees.

Franchised Hortons Restaurants

As of January 2, 2005, the Company’s franchisees operated 2,439 Hortons restaurants in Canada and 184 restaurants in six states.

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

Franchised Baja Fresh Restaurants

As of January 2, 2005, the Company’s franchisees operated 151 Baja Fresh restaurants in 20 states.

Each Baja Fresh area developer is required to enter into two types of agreements: an Area Development Agreement (“ADA”) and a franchise agreement for each restaurant opened under the ADA. The ADA establishes the timing and number of stores to be developed in an area. Pursuant to the current ADA, a franchisee is required to pay a non-refundable $50,000 initial franchise fee for the first restaurant, plus an initial development fee (which will be credited back as restaurants are opened) equal to $17,500 multiplied by the total number of restaurants required under the ADA (excluding the first restaurant). As each new site is accepted under the ADA, the franchisee signs a franchise agreement and lease on the premises and pays an initial franchise fee of $35,000, less a credit of $17,500 from the initial development fee previously paid by the franchisee (until the development fee has been exhausted). The current ADA fixes royalties payable to the Company under each single restaurant franchise agreement to 5% of the franchisee’s gross sales as defined in the franchise agreement. For restaurants currently opened pursuant to older ADAs, lower initial franchise fees and royalty rates may apply (as low as a $20,000 initial franchise fee and 4% royalty rate for certain franchisees, including those who had entered into ADAs with the Company prior to fiscal year ended 1999).

The ADAs have an initial term equal to the number of years over which the franchisee is required to open restaurants, typically five years, but provides the franchisee with an opportunity to enter into a successor ADA subject to certain conditions. The single restaurant franchise agreements typically have a 10-year initial term, but provide the franchisee with an opportunity to enter into two successive 5-year renewal franchise agreements subject to certain conditions.

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

See Note 12 on pages AA-47 and AA-48 of the Financial Statements and Other Information furnished with the Company’s 2005 Proxy Statement, which Note is incorporated herein by reference, for further information regarding advertising.

Personnel

As of January 2, 2005, the Company employed approximately 58,000 people, of whom approximately 55,000 were employed in company operated restaurants. The total number of full-time employees at that date was approximately 10,000. The Company believes that its employee relations are satisfactory.

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

Wendy’s uses outside contractors in the construction of its restaurants. The restaurants are built to Company specifications as to exterior style and interior decor. The majority are free-standing, one-story brick buildings, substantially uniform in design and appearance, constructed on sites of approximately 40,000 square feet, with parking for approximately 45 cars. Some restaurants, located in downtown areas or shopping malls, are of a store-front type and vary according to available locations but generally retain the standard sign and interior decor. The typical new free-standing restaurant contains approximately 2,900 square feet and has a food preparation area, a dining room capacity for approximately 90 persons and a double pick-up window for drive-through service. The restaurants are generally located in urban or heavily populated suburban areas, and their success depends upon serving a large number of customers. Wendy’s provides a facility for rural and less populated areas that has a building size of approximately 2,100 square feet and approximately 60 seats. This unit provides full double drive-through capacity. Wendy’s also operates restaurants in special site locations such as travel centers, gas station/convenience stores, military bases, arenas, malls, hospitals, airports and college campuses.

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

There are also Wendy’s and Hortons concepts combined in single free-standing units which average about 5,780 square feet. These units share a common dining room seating from approximately 100 to 130 persons. Each unit has separate food preparation and storage areas and most have separate pick-up windows for each concept.

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

Cafe Express uses outside contractors in the construction of its restaurants. The restaurant décor has developed over time to offer an inviting atmosphere filled with color. The majority are end-cap locations in upscale shopping centers; two are freestanding locations. Size ranges from 4,700 square feet to just over 6,000 square feet.

The Company remodels its restaurants on a periodic basis to maintain a fresh image, providing convenience for its customers and increasing the overall efficiency of restaurant operations.

At January 2, 2005, the Company and its franchisees operated 6,671 Wendy’s restaurants. Of the 1,487 company operated Wendy’s restaurants, the Company owned the land and building for 686 restaurants, owned the building and held long-term land leases for 542 restaurants and held leases covering land and building for 259 restaurants. The Company’s land and building leases are written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage, generally less than 6%, of annual sales in excess of specified amounts. Some of the real estate owned by the Company is subject to mortgages which mature over various terms. The Company also owned land and buildings for, or leased, 434 Wendy’s restaurant locations which were leased or subleased to franchisees. Surplus land and buildings are generally held for sale.

At January 2, 2005, there were 2,721 Hortons restaurants, of which all but 98 were franchise operated. Of the 2,623 franchised restaurants, 553 were owned by Hortons and leased to franchisees, 1,549 were leased by Hortons and in turn subleased to franchisees, with the remainder either owned or leased directly by the franchisee. The Company’s land and building leases are generally for terms of 10 to 20 years, and often have one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 2% to 13%) of annual sales in excess of specified amounts.

At January 2, 2005, there were 295 Baja Fresh restaurants, of which 144 were company operated restaurants and 151 were franchise restaurants. The Company held leases for all 144 company operated restaurants. The Company’s leases are written for terms of 5 to 10 years with one or more five-year renewal options. Certain leases require the payment of additional rent equal to a percentage (ranging from 3% to 6%) of annual sales in excess of specified amounts. The significant majority of Baja Fresh’s franchised restaurants are either owned or leased directly by the franchisee.

At January 2, 2005, there were 19 Cafe Express restaurants, all of which were company operated restaurants. The Company held leases for all 19 restaurants. The Company’s leases are written for terms of 10 years with one or more five-year renewal options. Certain leases require the payment of additional rent equal to a percentage (ranging from 3% to 6%) of annual sales in excess of specified amounts.

The Bakery operates two facilities in Zanesville, Ohio that produce hamburger buns for Wendy’s restaurants. The hamburger buns are distributed to both company operated and franchisee restaurants using primarily the Bakery’s fleet of trucks. As of January 2, 2005, the Bakery employed approximately 350 people at the two facilities that had a combined size of approximately 205,000 square feet.

See the location of company and franchise restaurants listed under Item 2 on pages 10 and 11 of this Form 10-K.

	Wendy’s		Hortons		Developing Brands
State	Company	Franchise	Company	Franchise	Company	Franchise
Alabama	—	103	—	—	—	—
Alaska	—	9	—	—	—	—
Arizona	41	53	—	—	14	—
Arkansas	—	62	—	—	—	—
California	47	221	—	—	69	75
Colorado	50	80	—	—	—	6
Connecticut	6	40	13	—	—	2
Delaware	—	17	—	—	—	—
Florida	182	310	—	—	—	6
Georgia	50	243	—	—	—	—
Idaho	—	28	—	—	—	2
Illinois	107	112	—	—	8	—
Indiana	5	172	—	—	—	2
Iowa	—	47	—	—	—	—
Kansas	19	56	—	—	—	1
Kentucky	3	134	—	1	—	1
Louisiana	64	64	—	—	—	—
Maine	5	21	2	6	—	—
Maryland	—	110	—	—	10	4
Massachusetts	58	34	3	—	4	—
Michigan	39	249	4	69	—	6
Minnesota	35	32	—	—	—	1
Mississippi	9	85	—	—	—	—
Missouri	26	70	—	—	—	1
Montana	—	16	—	—	—	—
Nebraska	—	34	—	—	—	—
Nevada	—	50	—	—	15	—
New Hampshire	3	24	—	—	—	—
New Jersey	16	122	—	—	1	7
New Mexico	—	38	—	—	—	—
New York	71	155	—	62	—	2
North Carolina	39	205	—	—	—	2
North Dakota	—	9	—	—	—	—
Ohio	93	353	16	45	4	1
Oklahoma	—	43	—	—	—	—
Oregon	24	31	—	—	—	13
Pennsylvania	87	184	—	—	8	—
Rhode Island	9	12	28	—	—	—
South Carolina	—	128	—	—	—	—
South Dakota	—	10	—	—	—	—
Tennessee	—	178	—	—	3	—
Texas	84	305	—	—	19	6
Utah	60	21	—	—	—	—
Vermont	—	6	—	—	—	—
Virginia	46	155	—	—	6	7
Washington	27	42	—	—	—	6
West Virginia	23	48	1	1	—	—
Wisconsin	—	65	—	—	—	—
Wyoming	—	14	—	—	—	—
District of Columbia	—	7	—	—	2	—

Domestic Subtotal	1,328	4,607	67	184	163	151

	Wendy’s		Hortons		Developing Brands
Country/Territory	Company	Franchise	Company	Franchise	Company	Franchise
Aruba	—	3	—	—	—	—
Bahamas	—	6	—	—	—	—
Canada	154	230	31	2,439	—	—
Cayman Islands	—	2	—	—	—	—
El Salvador	—	12	—	—	—	—
Guam	2	—	—	—	—	—
Guatemala	—	6	—	—	—	—
Hawaii	3	4	—	—	—	—
Honduras	—	22	—	—	—	—
Iceland	—	1	—	—	—	—
Indonesia	—	21	—	—	—	—
Jamaica	—	2	—	—	—	—
Japan	—	88	—	—	—	—
Mexico	—	19	—	—	—	—
New Zealand	—	16	—	—	—	—
Panama	—	7	—	—	—	—
Philippines	—	40	—	—	—	—
Puerto Rico	—	55	—	—	—	—
Venezuela	—	41	—	—	—	—
Virgin Islands	—	2	—	—	—	—

International Subtotal	159	577	31	2,439	—	—

Grand Total	1,487	5,184	98	2,623	163	151

Item 3.	Legal Proceedings

The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. Many of these are covered by the Company’s self-insurance or other insurance programs. Reserves related to the resolution of legal proceedings are included on the Company’s balance sheet as a liability under “Accrued Expenses Other.” It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

This information is incorporated herein by reference from page AA-52 and Note 7 on pages AA-41 through AA-43 of the Financial Statements and Other Information furnished with the Company’s 2005 Proxy Statement. In addition, the information under the heading “Equity Compensation Plan Information” beginning on page 19 of the Company’s 2005 Proxy Statement is incorporated herein by reference.

The following table presents the Company’s repurchases of its common stock for each of the three periods included in the fourth quarter ended January 2, 2005:

ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)

Period 10 (September 27, 2004 — October 31, 2004)	150,000	$33.8012	150,000	$279,566,604
Period 11 (November 1, 2004 — November 28, 2004)	0	0	0	$279,566,604
Period 12 (November 29, 2004 — January 2, 2005)	1,400,000	$37.5000	1,400,000	$226,916,677

Total	1,550,000	$37.1420	1,550,000	$226,916,677

(1)	At the beginning of 2004, approximately $166 million remained under the repurchase authorization as approved by the Company’s Board of Directors as of the end of 2002. In January 2004, the Board of Directors authorized an additional $200 million for the repurchase of common shares. As of January 2, 2005, $226.9 million remained under these authorizations.

Item 6.	Selected Financial Data

This information is incorporated herein by reference from page AA-52 of the Financial Statements and Other Information furnished with the Company’s 2005 Proxy Statement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis on pages AA-1 through AA-23 of the Financial Statements and Other Information furnished with the Company’s 2005 Proxy Statement is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

This information is incorporated herein by reference from pages AA-16 through AA-18 of the Financial Statements and Other Information furnished with the Company’s 2005 Proxy Statement.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Balance Sheets of the Company at January 2, 2005 and December 28, 2003, and the Consolidated Statements of Income, Statements of Cash Flows and Statements of Shareholders’ Equity for each of the three fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002, the Report of Independent Registered Public Accounting Firm on these Consolidated Financial Statements and the Company’s unaudited quarterly financial data, are incorporated herein by reference from pages AA-24 through AA-50 of the Financial Statements and Other Information furnished with the Company’s 2005 Proxy Statement.

The Report of Independent Registered Public Accounting Firm on Financial Statement Schedule is included on page 19 of this Form 10-K.

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

(b) In the Company’s 2005 Proxy Statement, management provided a report on internal control over financial reporting, in which management concluded that the Company’s internal control over financial reporting was effective as of January 2, 2005. In addition, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, provided an attestation report on management’s assessment of internal control over financial reporting. The full text of management’s report and PricewaterhouseCooper’s attestation report appear at pages AA-24 through AA-26 of the Financial Statements and Other Information furnished with the Company’s 2005 Proxy Statement. Both reports are incorporated in this Form 10-K by reference.

(c) No change was made in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Items 10, 11, 12, and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with Company	Officer Since
John T. Schuessler	54	Chairman of the Board, Chief Executive Officer and President, Director	1983
Kerrii B. Anderson	47	Executive Vice President and Chief Financial Officer, Director	2000
Thomas J. Mueller	53	President and Chief Operating Officer — Wendy’s North America	1998
Jonathan F. Catherwood	43	Executive Vice President and Treasurer	2001
Jeffrey M. Cava	53	Executive Vice President	2003
Kathie T. Chesnut	53	Executive Vice President	1990
John M. Deane	50	Executive Vice President	2001
Leon M. McCorkle, Jr.	64	Executive Vice President, General Counsel and Secretary	1998
Daniel L. Boone	61	Senior Vice President, General Controller and Assistant Secretary	1994

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

Mr. Catherwood joined the Company in 2001 as Senior Vice President, Mergers and Acquisitions. In 2002, Mr. Catherwood was named Executive Vice President, Mergers, Acquisitions and Business Integration. Mr. Catherwood was named Treasurer of the Company in July 2004. Prior to joining the Company, he was a partner at the Windsor Group, LLC from 1998 until 2001.

Mr. Cava joined the Company in 2003 as Executive Vice President, Human Resources. Prior to joining the Company, Mr. Cava was a human resources consultant with JMC Consulting LLC from 2001 until 2003. From 1996 to 2001, Mr. Cava was Vice President and Chief Human Resources Officer for NIKE, Inc.

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

Mr. Deane joined the Company in 2001 as Senior Vice President and Chief Information Officer. In 2002, Mr. Deane was named Executive Vice President. Prior to joining the Company, he was President of Clipper Management Inc. from 1999 to 2001. Prior to that time, Mr. Deane was Executive Vice President and Chief Information Officer of MedPartners Inc., now Caremark Rx, Inc., from 1997 until 1999.

Mr. McCorkle joined the Company in 1998 as Senior Vice President and General Counsel. He was also named Secretary of the Company in 2000. In 2001, Mr. McCorkle was named Executive Vice President. Prior to joining the Company, he was a senior partner of Vorys, Sater, Seymour and Pease LLP.

Mr. Boone joined the Company in 1984 and has held various positions and titles with the Company. Most recently, Mr. Boone was promoted to Vice President of Accounting in 1998 and in 2001 was named Vice President of Corporate Accounting. Mr. Boone was promoted to Senior Vice President, General Controller and Assistant Secretary of the Company in January 2005.

Other

The Board of Directors has adopted and approved Principles of Governance, Governance Guidelines, the Standards of Business Practices, a Code of Business Conduct (applicable to directors) and written charters for its Nominating and Corporate Governance, Audit and Compensation Committees. In addition, the Audit Committee has adopted a written Audit Committee Pre-Approval Policy with respect to audit and non-audit services to be performed by the Company’s independent registered public accounting firm. All of the foregoing documents are available on the Company’s investor website at www.wendys-invest.com and a copy of the foregoing will be made available (without charge) to any shareholder upon request.

The information required by these Items, other than the information set forth above, is incorporated herein by reference from the Company’s 2005 Proxy Statement dated March 28, 2005. However, no information set forth in the 2005 Proxy Statement regarding the Audit Committee Report (page 10), the Report of the Compensation Committee on Executive Compensation (pages 14-16) or the performance graph (page 17) shall be deemed incorporated by reference into this Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information under the headings “Audit Committee” and “Audit and Other Service Fees” on pages 9 and 10 of the Company’s 2005 Proxy Statement dated March 28, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) and (2) — The following Consolidated Financial Statements of Wendy’s International, Inc. and Subsidiaries, included in the Financial Statements and Other Information furnished with the Company’s 2005 Proxy Statement on pages AA-24 to AA-50 and incorporated by reference in Item 8, are filed as part of this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income — Years ended January 2, 2005, December 28, 2003 and December 29, 2002.

Consolidated Balance Sheets — January 2, 2005 and December 28, 2003.

Consolidated Statements of Cash Flows — Years ended January 2, 2005, December 28, 2003 and December 29, 2002.

Consolidated Statements of Shareholders’ Equity — Years ended January 2, 2005, December 28, 2003 and December 29, 2002.

Consolidated Statements of Comprehensive Income — Years ended January 2, 2005, December 28, 2003 and December 29, 2002.

Notes to the Consolidated Financial Statements.

	(3)	Listing of Exhibits — See Index to Exhibits.

The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

Sample Restated Key Executive Agreement between the Company and Messrs. Brownley, Calhoon, Catherwood, Cava, Deane, Grube, Laudick, McCorkle, Moreton, Mueller, Musick, Schuessler, and Mses. Anderson and Chesnut.

Sample Key Executive Agreement between the Company, The TDL Group Corp. and Mr. House.

Assignment of Rights Agreement between the Company and Mr. Thomas.

Senior Executive Annual Performance Plan.

Executive Annual Performance Plan.

Supplemental Executive Retirement Plan.

1978 Non-Qualified Stock Option Plan, as amended.

1982 Stock Option Plan, as amended.

1984 Stock Option Plan, as amended.

1987 Stock Option Plan, as amended.

1990 Stock Option Plan, as amended.

WeShare Stock Option Plan, as amended.

Sample Indemnification Agreement between the Company and each of Messrs. House, Keller, Kirwan, Lauer, Lewis, Millar, Pickett, Schuessler, Thompson and Mses. Anderson, Crane and Hill.

Deferred Compensation Plan.

First Amendment to Deferred Compensation Plan.

Second Amendment to Deferred Compensation Plan.

Third Amendment to Deferred Compensation Plan.

2003 Stock Incentive Plan.

First Amendment to 2003 Stock Incentive Plan.

Sample Restricted Stock Award Agreement.

Sample Formula Restricted Stock Award Agreement.

Sample Stock Unit Award Agreement.

Sample Performance Share Award Agreement.

(b)	Exhibits filed with this report are listed in the Index to Exhibits beginning on page 21.

(c)	The following Consolidated Financial Statement Schedule of Wendy’s International, Inc. and Subsidiaries is included in Item 15(c): II — Valuation and Qualifying Accounts.

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

WENDY’S INTERNATIONAL, INC.

By:	/s/ KERRII B. ANDERSON	4/1/05
Kerrii B. Anderson Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN T. SCHUESSLER*	4/1/05	/s/ KERRII B. ANDERSON	4/1/05
John T. Schuessler, Chairman of the Board, Chief Executive Officer and President, Director		Kerrii B. Anderson, Executive Vice President and Chief Financial Officer, Director

/s/ PAUL D. HOUSE*	4/1/05	/s/ DANIEL L. BOONE*	4/1/05
Paul D. House, Director		Daniel L. Boone, Senior Vice President, General Controller and Assistant Secretary

/s/ ANN B. CRANE*	4/1/05	/s/ JANET HILL*	4/1/05
Ann B. Crane, Director		Janet Hill, Director

/s/ THOMAS F. KELLER*	4/1/05	/s/ WILLIAM E. KIRWAN*	4/1/05
Thomas F. Keller, Director		William E. Kirwan, Director

/s/ DAVID P. LAUER *	4/1/05	/s/ J. RANDOLPH LEWIS*	4/1/05
David P. Lauer, Director		J. Randolph Lewis, Director

/s/ JAMES F. MILLAR*	4/1/05	/s/ JAMES V. PICKETT*	4/1/05
James F. Millar, Director		James V. Pickett, Director

/s/ JOHN R. THOMPSON*	4/1/05
John R. Thompson, Director

*By	/s/ KERRII B. ANDERSON	4/1/05
Kerrii B. Anderson, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and

Shareholders of Wendy’s International, Inc.

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 31, 2005 appearing in the 2005 Proxy Statement of Wendy’s International, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(c) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio

March 31, 2005

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Classification	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) (a)	Balance at End of Year
Fiscal year ended January 2, 2005:
Reserve for royalty receivables	$2,814	$619	$(206)	$3,227
Deferred tax asset valuation allowance	19,905	7,860	—	27,765
Reserve for possible franchise-related losses & contingencies	5,090	1,791	(427)	6,454

	$27,809	$10,270	$(633)	$37,446

Fiscal year ended December 28, 2003:
Reserve for royalty receivables	$2,196	$887	$(269)	$2,814
Deferred tax asset valuation allowance	20,861	(956)	—	19,905
Reserve for possible franchise-related losses & contingencies	5,509	217	(636)	5,090

	$28,566	$148	$(905)	$27,809

Fiscal year ended December 29, 2002:
Reserve for royalty receivables	$1,937	$516	$(257)	$2,196
Deferred tax asset valuation allowance	12,280	8,581	—	20,861
Reserve for possible franchise-related losses & contingencies	7,115	(1,044)	(562)	5,509

	$21,332	$8,053	$(819)	$28,566

(a)	Primarily represents reserves written off or reversed due to the resolution of certain franchise situations.

Year-end balances are reflected in the Consolidated Balance Sheet as follows:

	January 2, 2005	December 28, 2003	December 29, 2002
Deducted from accounts receivable	$8,090	$6,890	$6,558
Deducted from notes receivable — current	331	83	301
Deducted from notes receivable — long-term	1,260	931	846
Component of deferred tax liability — long-term	27,765	19,905	20,861

	$37,446	$27,809	$28,566

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found
3(a)	Articles of Incorporation, as amended to date	Incorporated herein by reference from Exhibit 3(a) of Form 10-K for the year ended January 3, 1999.

(b)	New Regulations, as amended	Incorporated herein by reference from Exhibit 3 of Form 10-Q for the quarter ended March 31, 2002.

*4(a)	Indenture between the Company and Bank One, National Association, pertaining to 6.25% Senior Notes due November 15, 2011 and 6.20% Senior Notes due June 15, 2014	Incorporated herein by reference from Exhibit 4(i) of Form 10-K for the year ended December 30, 2001.

(b)	Amended and Restated Rights Agreement between the Company and American Stock Transfer and Trust Company	Incorporated herein by reference from Exhibit 1 of Amendment No. 2 to Form 8-A/A Registration Statement, File No. 1-8116, filed on December 8, 1997.

(c)	Amendment No. 1 to the Amended and Restated Rights Agreement between the Company and American Stock Transfer and Trust Company	Incorporated herein by reference from Exhibit 2 of Amendment No. 3 to Form 8-A/A Registration Statement, File No. 1-8116, filed on January 26, 2001.

(d)	Wendy’s International, Inc. Deferred Compensation Plan	Incorporated herein by reference from Exhibit 4(d) of Form S-8, File No. 333-109952, filed on October 24, 2003.

(e)	First Amendment to Wendy’s International, Inc. Deferred Compensation Plan	Incorporated herein by reference from Exhibit 4(e) of Form 10-K for the year ended December 28, 2003.

(f)	Second Amendment to Wendy’s International, Inc. Deferred Compensation Plan	Incorporated herein by reference from Exhibit 4 of Form 10-Q for the quarter ended September 26, 2004.

(g)	Third Amendment to Wendy’s International, Inc. Deferred Compensation Plan	Incorporated herein by reference from Exhibit 4 of Form 8-K filed March 10, 2005.

10(a)	Sample Restated Key Executive Agreement between the Company and Messrs. Brownley, Calhoon, Catherwood, Cava, Deane, Grube, Laudick, McCorkle, Moreton, Mueller, Musick, Schuessler, and Mses. Anderson and Chesnut	Incorporated herein by reference from Exhibit 10(a) of Form 10-K for the year ended January 3, 1999.

(b)	Sample Key Executive Agreement between the Company, The TDL Group Corp. and Mr. House	Incorporated herein by reference from Exhibit 10 of Form 10-Q for the quarter ended July 4, 1999.

(c)	Assignment of Rights Agreement between the Company and Mr. Thomas	Incorporated herein by reference from Exhibit 10(c) of Form 10-K for the year ended December 31, 2000.

(d)	Senior Executive Annual Performance Plan	Incorporated herein by reference from Annex B to the Company’s Definitive 2002 Proxy Statement, dated March 5, 2002.

(e)	Executive Annual Performance Plan	Incorporated herein by reference from Exhibit 10(e) of Form 10-K for the year ended December 30, 2001.

*	Neither the Company nor its subsidiaries are party to any other instrument with respect to long-term debt for which securities authorized thereunder exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.

(f)	Supplemental Executive Retirement Plan	Incorporated herein by reference from Exhibit 10(f) of Form 10-K for the year ended ended December 29, 2002.

(g)	1978 Non-Qualified Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(k) of Form 10-K for the year ended January 2, 2000.

(h)	1982 Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(l) of Form 10-K for the year ended January 2, 2000.

(i)	1984 Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(m) of Form 10-K for the year ended January 2, 2000.

(j)	1987 Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(n) of Form 10-K for the year ended January 2, 2000.

(k)	1990 Stock Option Plan, as amended	Incorporated herein by reference from the Company’s Definitive Proxy Statement, dated March 4, 2003.

(l)	WeShare Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(l) of Form 10-K for the year ended December 28, 2003.

(m)	Sample Indemnification Agreement between the Company and each of Messrs. House, Keller, Kirwan, Lauer, Lewis, Millar, Pickett, Schuessler, Thompson and Mses. Anderson, Crane and Hill	Incorporated herein by reference from Exhibit 10 of Form 10-Q for the quarter ended June 29, 2003.

(n)	2003 Stock Incentive Plan	Incorporated herein by reference from the Company’s Definitive Proxy Statement, dated March 2, 2004.

(o)	First Amendment to 2003 Stock Incentive Plan	Attached hereto.

(p)	Sample Restricted Stock Award Agreement	Attached hereto.

(q)	Sample Formula Restricted Stock Award Agreement	Attached hereto.

(r)	Sample Stock Unit Award Agreement	Attached hereto.

(s)	Sample Performance Share Award Agreement	Attached hereto.

13	Portions of the Financial Statements and Other Information furnished with the Company’s Definitive 2005 Proxy Statement, dated March 28, 2005, as described in Parts I and II of this Annual Report on Form 10-K	Incorporated herein by reference from the Financial Statements and Other information furnished with the Company’s Definitive 2005 Proxy Statement, dated March 28, 2005.

21	Subsidiaries of the Registrant	Attached hereto.

23	Consent of PricewaterhouseCoopers LLP	Attached hereto.

24	Powers of Attorney	Attached hereto.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Attached hereto.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Attached hereto.

32(a)	Section 1350 Certification of Chief Executive Officer	Attached hereto.

32(b)	Section 1350 Certification of Chief Financial Officer	Attached hereto.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995	Attached hereto.