Form 10-Q
period 2005-04-03
WENDYS INTERNATIONAL INC
filed 2005-05-12
CIK 105668

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2005

Common shares, $.10 stated value Exhibit index on page 25.	114,940,000 shares

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

Pages
PART I: Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Condensed Statements of Income for the quarters ended April 3, 2005 and March 28, 2004	3

Consolidated Condensed Balance Sheets as of April 3, 2005 and January 2, 2005	4 - 5

Consolidated Condensed Statements of Cash Flows for the quarters ended April 3, 2005 and March 28, 2004	6

Notes to the Consolidated Condensed Financial Statements	7 - 11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

PART II: Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 6. Exhibits	23

Signature	24

Index to Exhibits	25

Exhibit 31(a)	26

Exhibit 31(b)	27

Exhibit 32(a)	28

Exhibit 32(b)	29

Exhibit 99	30 - 31
Exhibit 31(A)
Exhibit 31(B)
Exhibit 32(A)
Exhibit 32(B)
Exhibit 99

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	(In thousands, except per share data)
	Quarter Ended	Quarter Ended
	April 3, 2005	March 28, 2004
Revenues
Retail sales	$724,547	$676,612
Franchise revenues	169,626	158,141

	894,173	834,753

Costs and expenses
Cost of sales	482,814	441,832
Company restaurant operating costs	164,771	151,271
Operating costs	36,182	35,574
Depreciation of property and equipment	48,718	44,824
General and administrative expenses	75,844	67,750
Other income	(3,968)	(210)

Total costs and expenses	804,361	741,041

Operating income	89,812	93,712

Interest expense	(11,534)	(11,704)
Interest income	1,189	1,070

Income before income taxes	79,467	83,078
Income taxes	28,211	30,323

Net income	$51,256	$52,755

Basic earnings per common share	$.45	$.46

Diluted earnings per common share	$.45	$.45

Dividends per common share	$.135	$.12

Basic shares	112,730	114,527

Diluted shares	114,596	116,606

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	(Dollars in thousands)
	April 3, 2005	January 2, 2005
ASSETS

Current assets
Cash and cash equivalents	$138,864	$176,749
Accounts receivable, net	119,802	127,158
Notes receivable, net	11,023	11,626
Deferred income taxes	26,393	27,280
Inventories and other	62,811	56,010
Advertising fund restricted assets	70,388	60,021

	429,281	458,844

Property and equipment	3,381,191	3,362,158
Accumulated depreciation	(1,048,332)	(1,012,338)

	2,332,859	2,349,820

Notes receivable, net	12,860	12,652
Goodwill	159,941	166,998
Deferred income taxes	7,444	6,772
Intangible assets, net	44,560	41,787
Other assets	157,068	160,671

	$3,144,013	$3,197,544

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	(Dollars in thousands)
	April 3, 2005	January 2, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$124,035	$197,247
Accrued expenses:
Salaries and wages	37,712	46,971
Taxes	100,266	108,025
Insurance	54,886	53,160
Other	96,744	92,838
Advertising fund restricted liabilities	70,388	60,021
Current portion of long-term obligations	105,809	130,125

	589,840	688,387

Long-term obligations
Term debt	537,678	538,055
Capital leases	54,563	55,552

	592,241	593,607

Deferred income taxes	110,253	109,674
Other long-term liabilities	89,734	90,187

Commitments and contingencies

Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share,
Authorized: 200,000,000 shares,
Issued: 118,758,000 and 118,090,000 shares, respectively	11,876	11,809
Capital in excess of stated value	135,647	111,286
Retained earnings	1,736,868	1,700,813
Accumulated other comprehensive income (expense):
Cumulative translation adjustments and other	93,881	102,950
Pension liability	(913)	(913)

	1,977,359	1,925,945

Treasury stock at cost:
5,681,000 and 5,681,000 shares, respectively	(196,819)	(195,124)
Unearned compensation – restricted stock	(18,595)	(15,132)

	1,761,945	1,715,689

	$3,144,013	$3,197,544

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In thousands)
	Quarter	Quarter
	Ended	Ended
	April 3, 2005	March 28, 2004
Net cash provided by operating activities	$65,812	$99,306
Cash flows from investing activities
Proceeds from property dispositions	10,957	21,754
Capital expenditures	(87,304)	(73,048)
Acquisition of franchises	0	(150)
Principal payments on notes receivable	4,714	6,043
Short-term investments	0	24,655
Investments in joint venture and other investments	(1,301)	(4,840)
Other investing activities	(1,871)	(76)

Net cash used in investing activities	(74,805)	(25,662)

Cash flows from financing activities
Proceeds from employee stock options exercised	16,586	12,588
Repurchase of common stock	(1,695)	(54,506)
Principal payments on debt obligations	(26,585)	(29,565)
Dividends paid on common shares	(15,201)	(13,758)

Net cash used in financing activities	(26,895)	(85,241)

Effect of exchange rate changes on cash	(1,997)	(633)

Decrease in cash and cash equivalents	(37,885)	(12,230)

Cash and cash equivalents at beginning of period	176,749	171,206

Cash and cash equivalents at end of period	$138,864	$158,976

Supplemental disclosures of cash flow information:
Interest paid	$1,536	$1,930
Income taxes paid	26,968	33,292
Capitalized lease obligations incurred	1,321	1,659

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. MANAGEMENT’S STATEMENT

In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary for a fair statement of the condensed financial position of Wendy’s International, Inc. and subsidiaries (the “Company”) as of April 3, 2005 and January 2, 2005, and the condensed results of operations and comprehensive income (see Note 4) for the quarters ended April 3, 2005 and March 28, 2004 and cash flows for the quarters ended April 3, 2005 and March 28, 2004. All of these financial statements are unaudited. The Notes to the audited Consolidated Financial Statements, which are contained in the Financial Statements and Other Information furnished with the Company’s 2005 Proxy Statement, should be read in conjunction with these Consolidated Condensed Financial Statements.

NOTE 2. NET INCOME PER SHARE

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options, net of shares assumed to be repurchased from the proceeds, when outstanding and dilutive. Options to purchase 1.3 million shares of common stock were not included in the computation of diluted earnings per common share for the first quarter 2005. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the quarter, and therefore, they are antidilutive. There were no options excluded from the computation of diluted earnings per common share for the first quarter 2004 as they were all dilutive.

The computations of basic and diluted earnings per common share are shown below (in thousands, except per share data):

	Quarter	Quarter
	Ended	Ended
	April 3, 2005	March 28, 2004
Income for computation of basic and diluted earnings per common share	$51,256	$52,755

Weighted average shares outstanding for computation of basic earnings per common share	112,730	114,527
Dilutive stock options	1,866	2,079

Weighted average shares outstanding for computation of diluted earnings per common share	114,596	116,606

Basic earnings per common share	$.45	$.46

Diluted earnings per common share	$.45	$.45

NOTE 3. STOCK OPTIONS AND RESTRICTED STOCK

The Company has various stock option plans that provide options for certain employees and outside directors to purchase common shares of the Company. The Company uses the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Beginning in the second quarter of 2004, the Company began granting restricted stock, in lieu of providing stock options to some of its employees and outside directors. The Company recorded $1.9 million in compensation expense for restricted stock for the first quarter 2005 and none for the first quarter 2004.

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

	Quarter	Quarter
	Ended	Ended
	April 3, 2005	March 28, 2004
Net income, as reported	$51,256	$52,755
Add: Stock compensation cost recorded under APB Opinion No. 25, net of tax	1,226	0
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(7,737)	(3,303)

Pro-forma net income	$44,745	$49,452

Earnings per share:
Basic as reported	$.45	$.46
Basic pro-forma	$.40	$.43

Diluted as reported	$.45	$.45
Diluted pro-forma	$.39	$.43

The impact of applying SFAS No. 123 in this pro-forma disclosure is not necessarily indicative of future results.

NOTE 4. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive expense and total comprehensive income are shown below (in thousands):

	Quarter	Quarter
	Ended	Ended
	April 3, 2005	March 28, 2004
Net income	$51,256	$52,755
Other comprehensive expense:
Translation adjustments and other, net	(9,069)	(4,644)

Total comprehensive income	$42,187	$48,111

Other comprehensive expense is primarily comprised of translation adjustments related to fluctuations in the Canadian dollar. There was a slight weakening in the Canadian dollar from the beginning of the first quarter of 2005 to the end of the first quarter of 2005 and from the beginning of the first quarter of 2004 to the end of the first quarter of 2004. At the end of the first quarter 2005, the Canadian exchange rate was $1.22 versus $1.20 at January 2, 2005. At the end of the first quarter 2004, the Canadian exchange rate was $1.32 versus $1.31 at December 28, 2003.

NOTE 5. SEGMENT REPORTING

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Wendy’s, Tim Hortons (“Hortons”) and Developing Brands. Developing Brands includes Baja Fresh and Cafe Express. Baja Fresh was acquired on June 19, 2002 and the Company acquired a controlling interest in Cafe Express on February 2, 2004. There were no material amounts of revenues or transfers among reportable segments. The following table presents information about reportable segments (in thousands):

	Quarter Ended	% of	Quarter Ended	% of
	April 3, 2005	Total	March 28, 2004	Total

Revenues
Wendy’s	$588,866	65.9%	$579,856	69.5%
Hortons	254,889	28.5%	207,747	24.9%
Developing Brands	50,418	5.6%	47,150	5.6%

	$894,173	100.0%	$834,753	100.0%

Segment Operating Income
Wendy’s	$43,938	42.7%	$59,136	54.4%
Hortons	62,544	60.7%	52,672	48.5%
Developing Brands	(3,455)	(3.4)%	(3,098)	(2.9)%

	$103,027	100.0%	$108,710	100.0%

Capital Expenditures
Wendy’s	$51,964	59.5%	$46,613	63.8%
Hortons	31,403	36.0%	18,712	25.6%
Developing Brands	3,937	4.5%	7,723	10.6%

	$87,304	100.0%	$73,048	100.0%

A reconciliation of reportable segment operating income to consolidated operating income follows (in thousands):

	Quarter	Quarter
	Ended	Ended
	April 3, 2005	March 28, 2004
Reportable segment operating income	$103,027	$108,710
Corporate charges (1)	(13,215)	(14,998)

Consolidated operating income	$89,812	$93,712

(1)	Corporate charges include certain overhead costs which are not allocated to individual segments.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below presents amortizable and unamortizable intangible assets as of April 3, 2005 and January 2, 2005 (in thousands):

	April 3, 2005			January 2, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Patents and trademarks	$45,516	$(6,234)	$39,282	$41,694	$(5,525)	$36,169
Purchase options	7,500	(5,492)	2,008	7,500	(5,323)	2,177
Other	5,410	(2,140)	3,270	5,443	(2,002)	3,441

	$58,426	$(13,866)	$44,560	$54,637	$(12,850)	$41,787

Unamortizable intangible assets:
Goodwill			$159,941			$166,998

Total intangibles amortization expense was $1.0 million and $0.8 million for the quarters ended April 3, 2005 and March 28, 2004, respectively. The estimated annual intangibles amortization expense for 2006 and 2007 is approximately $3 million. For the years 2008 through 2010, the estimated annual intangibles amortization expense is approximately $2 million.

The $7.1 million decrease in goodwill and $3.8 million increase in gross carrying amount of patents and trademarks from January 2, 2005 primarily represents the final purchase price adjustment related to the Company’s February 2004 acquisition of a controlling interest in Cafe Express. The final purchase price adjustment was determined by the Company with the assistance of an independent third party. Recorded goodwill for Cafe Express as of January 2, 2005 was based on estimated values of Cafe Express’ assets and liabilities. Goodwill is assigned to the Company’s reportable segments as follows (in thousands):

	April 3, 2005	January 2, 2005
Wendy’s	$76,906	$76,937
Hortons	25,403	25,450
Developing Brands	57,632	64,611

Total Goodwill	$159,941	$166,998

NOTE 7. GUARANTEES AND INDEMNIFICATIONS

The Company has guaranteed certain lease and debt payments primarily for franchisees, amounting to $175.4 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for leases amounting to an additional $23.6 million. These leases have been assigned to unrelated third parties, which have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $13.5 million in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years. The following table summarizes guarantees of the Company (in thousands):

Balance at
April 3, 2005
Franchisee and other lease and loan guarantees:
Wendy’s	$169,640
Hortons	1,251
Developing Brands	4,505

Total	$175,396

Contingently liable rent on leases:
Wendy’s	$23,550

Letters of credit:
Wendy’s	$10,001
Hortons	3,466

$13,467

Total guarantees and indemnifications	$212,413

In addition to the above guarantees, the Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties under specified circumstances, such as lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial and other services), software licensors, marketing and advertising firms, securities underwriters and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company. The liability recorded related to the above indemnity agreements is not material.

NOTE 8. RETIREMENT PLANS

The Company has two domestic defined benefit plans (the “Plans”) covering all eligible employees of the Company and certain subsidiaries that have adopted the Plans. The rate of return on employee account balances is guaranteed by the Plans and adjusted annually. One of the defined benefit plans provides a base benefit for all participants based on years of service. The second, and significantly smaller, defined benefit plan (“Crew Plan”) discontinued employee participation and accruing additional employee benefits in 2001. The Company makes contributions to the Plans in amounts sufficient, on an actuarial basis, to fund at a minimum, the Plans’ normal cost on a current basis, and to fund the actuarial liability for past service costs in accordance with Department of Treasury regulations.

Net periodic pension cost (credit) for both plans for the quarters ended April 3, 2005 and March 28, 2004 consisted of the following (in thousands):

	April 3, 2005	March 28, 2004
Service cost	$1,299	$1,361
Interest cost	1,399	1,375
Expected return on plan assets	(1,818)	(1,855)
Amortization of prior service cost	(267)	(267)
Amortization of net loss	776	655

Net periodic pension cost	$1,389	$1,269

The Company previously disclosed in its financial statements for the year ended January 2, 2005 that it expected to contribute a maximum $9 million to its pension plans in 2005. As of April 3, 2005, no contributions have been made.

NOTE 9. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option-pricing model. The cost of the awards, including the related tax effects, will be recognized in the Statement of Income. This statement eliminates the alternative to use the intrinsic value method for valuing stock based compensation, which typically resulted in recognition of no compensation cost. This statement was to become effective for interim or annual periods beginning after June 15, 2005, with early adoption encouraged. On April 15, 2005, the Securities and Exchange Commission issued Release No. 33-8568, which amended the date for compliance with SFAS No. 123R to the first interim or annual period of the first fiscal year beginning after June 15, 2005, with early adoption permitted. The Company has decided to adopt SFAS No. 123R in the first quarter of 2006. Under SFAS No. 123R, the classification of cash flows between operating and financing activities will be affected due to a change in treatment for tax benefits realized. The Company is currently in the process of evaluating the impact of adopting SFAS No. 123R.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Wendy’s International, Inc. and subsidiaries (the “Company”) delivered record first quarter revenues of $894.2 million, an increase of 7.1% over prior year. Compared to prior year first quarter, diluted earnings per common share (“EPS”) was even with the prior year at $.45 and net income declined slightly from $52.8 million to $51.3 million. Overall, Tim Hortons (“Hortons”) operating results improved due to strong average same-store sales and continued growth in system-wide restaurants, while Wendy’s operating results declined primarily due to lower average same-store sales and higher beef prices. As a result, Hortons’ operating income was substantially higher than Wendy’s operating income. EPS benefited from changes in the Canadian dollar exchange rate by $.02 compared to the first quarter of 2004. In the first quarter of 2004, EPS benefited from changes in the Canadian dollar exchange rate by $.035 compared to 2003. Also compared to prior year, the Company’s EPS was reduced by approximately $.01 due to compensation expense associated with the Company’s restricted stock award program implemented in 2004.

Average same-store sales results as a percentage change for the quarter versus prior year are listed in the table below and show average same-store sales improved in the first quarter 2005 at company operated and franchised Hortons restaurants, but declined at Wendy’s and Baja Fresh. Franchisee sales are not included in the Company’s financial statements; however, franchisee sales result in royalties and some rental income that are included in the Company’s franchise revenues.

	Quarter	Quarter
	Ended	Ended
	April 3, 2005	March 28, 2004
Wendy’s U.S. Company	(2.2)%	9.1%
Wendy’s U.S. Franchise	(1.0)%	7.6%
Hortons — Canada(1)	5.8%	6.6%
Hortons — U.S.(1)	7.7%	10.3%
Baja Fresh U.S.(1)	(6.1)%	(4.9)%

(1)	Amounts include both company operated and franchised restaurants.

The increase in the Company’s revenues includes continued growth in the number of franchisee and company operated restaurants. Total franchisee and company operated restaurants increased 4.3% from the end of the first quarter 2004. The increase in the number of restaurants primarily relates to Wendy’s U.S. and Hortons operations. A summary of systemwide restaurants by brand is included on page 21.

OPERATING INCOME

Total operating income (equal to income, before income taxes and interest — see chart on page 13) for the Company decreased $3.9 million, or 4.2%, compared to the first quarter of 2004. Hortons’ operating income increase of $9.9 million, or 18.7%, was primarily driven by increases in average same-store sales, a stronger Canadian dollar and the continued development of new restaurants. Operating income for Wendy’s declined $15.2 million, or 25.7%, primarily due to lower average same-store sales and a 6% increase in beef costs. Operating income as a percent of revenues from the Company’s reportable segments decreased from 13.0% in 2004 to 11.5% in 2005. The primary driver of the decrease in reportable segment operating income as a percent of sales was the decline in Wendy’s operating margin from 10.2% in 2004 to 7.5% in 2005. The lower average same-store sales and a 6% increase in beef costs significantly impacted Wendy’s operating margin. The decline in average same-store sales had a significant impact because many restaurant costs are fixed or semi-fixed. Corporate charges, included as part of total operating income but not allocated to reportable segments, decreased $1.8 million due to lower severance and legal accruals, partially offset by incremental compensation expense related to the Company’s restricted stock award program implemented in the second quarter of 2004 and certain other employee benefit costs.

OPERATING INCOME
(in thousands)

					Change From
	Quarter Ended				Prior Year
		% of		% of
	April 3, 2005	Revenues	March 28, 2004	Revenues	Dollars	Percentage
Wendy’s	$43,938	7.5%	$59,136	10.2%	$(15,198)	(25.7)%
Hortons	62,544	24.5%	52,672	25.4%	9,872	18.7%
Developing Brands*	(3,455)	(6.9)%	(3,098)	(6.6)%	(357)	(11.5)%

	$103,027	11.5%	$108,710	13.0%	$(5,683)	(5.2)%
Corporate**	(13,215)		(14,998)		1,783

Total Operating Income	$89,812	10.0%	$93,712	11.2%	$(3,900)	(4.2)%

*	Developing Brands includes Baja Fresh and Cafe Express.

**	Corporate charges include certain overhead costs which are not allocated to individual segments.

RESULTS OF OPERATIONS

Revenues for the current quarter as compared to the prior year were as follows:

REVENUES
(in thousands)

					Change From
	Quarter Ended				Prior Year
		% of		% of
	April 3, 2005	Total	March 28, 2004	Total	Dollars	Percentage
Retail sales
Wendy’s	$514,034	70.9%	$507,453	75.0%	$6,581	1.3%
Hortons	162,144	22.4%	124,324	18.4%	37,820	30.4%
Developing Brands*	48,369	6.7%	44,835	6.6%	3,534	7.9%

	$724,547	100.0%	$676,612	100.0%	$47,935	7.1%

Franchise revenues
Wendy’s	$74,832	44.1%	$72,403	45.8%	$2,429	3.4%
Hortons	92,745	54.7%	83,423	52.7%	9,322	11.2%
Developing Brands*	2,049	1.2%	2,315	1.5%	(266)	(11.5)%

	$169,626	100.0%	$158,141	100.0%	$11,485	7.3%

Total revenues
Wendy’s	$588,866	65.9%	$579,856	69.5%	$9,010	1.6%
Hortons	254,889	28.5%	207,747	24.9%	47,142	22.7%
Developing Brands*	50,418	5.6%	47,150	5.6%	3,268	6.9%

	$894,173	100.0%	$834,753	100.0%	$59,420	7.1%

*	Developing Brands includes Baja Fresh and Cafe Express.

WENDY’S

Retail Sales

Of the total Wendy’s retail sales, domestic Wendy’s retail sales increased $2.1 million, or 0.5%, to $455.2 million in the quarter. The domestic retail sales increase includes an increase in the number of company operated restaurants open, offset by a decrease in average restaurant sales. The following table summarizes the changes in average same-store sales, average number of transactions, average check, selling prices and total restaurants open for domestic company operated Wendy’s restaurants for first quarter 2005 and 2004:

	Quarter Ended
	April 3, 2005	March 28, 2004
Average same-store sales increase (decrease)	(2.2)%	9.1%
Increase (decrease) in average number of transactions	(3.9)%	5.8%
Increase in average check	1.7%	3.2%
Increase in selling prices	1.5%	0.6%
Total domestic company operated restaurants	1,332	1,304

Of Wendy’s total retail sales, Canadian Wendy’s retail sales were $44.1 million, an increase of $3.5 million, or 8.5%, in the quarter. Approximately $3 million of the increase in the quarter compared to 2004 was due to strengthening of the Canadian dollar. In addition, the number of Canadian Wendy’s company operated stores increased 4.1%, substantially offset by a 3.8% decline in average same-store sales for company operated restaurants, in local currency. As of April 3, 2005 and March 28, 2004, Canadian company operated restaurants totaled 154 and 148, respectively. Outside of North America, the Company only operates two restaurants.

Franchise Revenues

Of the total Wendy’s franchise revenues, domestic Wendy’s franchise revenues increased $1.9 million, or 2.8%, to $68.2 million in the quarter. The increase was led by a 3.4% increase in the number of franchised restaurants, partially offset by a 1.0% decline in franchisee average same-store sales. In addition to an increase in domestic franchise revenues, Canadian franchise revenues were higher due primarily to the stronger Canadian dollar.

HORTONS

The significant majority of Hortons operations are in Canada. The strengthening of the Canadian dollar in 2005 versus 2004 increased amounts reported in U.S. dollars from Hortons on average by approximately 8% in the first quarter.

Retail Sales

The increase in Hortons’ retail sales reflects an increase of $15.2 million due to the consolidation of approximately 80 franchisees in the Company’s Consolidated Condensed Statement of Income beginning in the second quarter of 2004, in accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 46R. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact. A stronger Canadian dollar in 2005 accounted for approximately $10 million of the $37.8 million increase in the quarter. The increase in retail sales for the quarter also includes additional distribution sales of $10.2 million at Hortons Canada, driven by a 5.0% increase in franchise stores open and a 5.8% increase in average same-store sales. In addition, Hortons U.S. retail sales increased $4.1 million as a result of acquiring 42 restaurants formerly operated under the Bess Eaton name in the second quarter of 2004.

Franchise Revenues

The increase in Hortons’ franchise revenues over the prior year reflects the strengthening of the Canadian dollar which accounted for approximately $6 million of the $9.3 million increase. In addition, an increase in the number of franchise restaurants and an increase in Hortons Canada average same-store sales, in local currency, of 5.8% contributed to the increase in franchise revenues. Excluding the impact of the stronger Canadian dollar, Canadian rental income, generally charged as a percent of sales, from restaurants leased to franchisees and Canadian royalties increased a combined $9.3 million. Partially offsetting these improvements, the timing of full-sized traditional franchises sold to franchisees resulted in a $3.2 million decrease in franchise revenues compared to the prior year. At April 3, 2005, total Hortons restaurants franchised were 2,638 versus 2,484 at March 28, 2004.

Hortons’ revenues also included the elimination of $3.5 million in franchise revenues for approximately 80 franchisees consolidated into the Company’s Consolidated Condensed Statement of Income beginning in the second quarter of 2004, in accordance with FIN 46R. The elimination represents royalty and rent income which are considered “intercompany” when the franchisees are consolidated. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact.

DEVELOPING BRANDS

Developing Brands includes Baja Fresh and Cafe Express. The full results of Cafe Express’ operations have been included in the Company’s Consolidated Financial Statements since February 2004, when a controlling interest in Cafe Express was acquired by the Company. Previously, the Company accounted for its investment in Cafe Express using the equity method. As of April 3, 2005, Cafe Express included 19 company operated restaurants and Baja Fresh included a total of 146 company operated and 154 franchised restaurants.

Retail Sales

The increase in Developing Brands retail sales was primarily due to the first quarter 2005 including three months of Cafe Express activity while the prior year included activity for only two months. An increase in the number of Baja Fresh company operated restaurants over the prior year was substantially offset by average same-store sales decreases in Baja Fresh company operated restaurants.

Franchise Revenues

Baja Fresh comprises all of the Developing Brands franchise revenues as Cafe Express does not have franchised restaurants. The decrease in franchise revenues was caused primarily by a decrease in average same-store sales at franchise restaurants. There were 154 Baja Fresh franchise restaurants at April 3, 2005 compared to 156 at March 28, 2004.

COST OF SALES, COMPANY RESTAURANT OPERATING COSTS, AND OPERATING COSTS

	Quarter Ended			Change From Prior Year
		% of		% of
(in thousands)	April 3, 2005	Total	March 28, 2004	Total	Dollars	Percentage
Cost of sales
Wendy’s	$328,482	68.0%	$314,780	71.3%	$13,702	4.4%
Hortons	124,824	25.9%	98,589	22.3%	26,235	26.6%
Developing Brands*	29,508	6.1%	28,463	6.4%	1,045	3.7%

	$482,814	100.0%	$441,832	100.0%	$40,982	9.3%

Company restaurant operating costs
Wendy’s	$139,690	84.8%	$133,372	88.1%	$6,318	4.7%
Hortons	7,856	4.8%	2,687	1.8%	5,169	192.4%
Developing Brands*	17,225	10.4%	15,212	10.1%	2,013	13.2%

	$164,771	100.0%	$151,271	100.0%	$13,500	8.9%

Operating costs
Wendy’s	$4,883	13.5%	$4,691	13.2%	$192	4.1%
Hortons	31,299	86.5%	30,883	86.8%	416	1.3%
Developing Brands*	0	0.0%	0	0.0%	0	0.0%

	$36,182	100.0%	$35,574	100.0%	$608	1.7%

*	Developing Brands includes Baja Fresh and Cafe Express.

WENDY’S

Cost of Sales and Restaurant Operating Costs

Wendy’s cost of sales includes food, paper and labor costs for company operated restaurants and the cost of goods sold to franchisees from Wendy’s bun baking facilities. Of the total Wendy’s cost of sales, domestic Wendy’s company operated restaurant cost of sales increased $9.4 million, or 3.4%, to $289.1 million in the quarter. The increase was driven primarily by an increase in the number of company operated restaurants and higher food costs, partially offset by a decrease in average same-store sales at company operated restaurants. Wendy’s domestic cost of sales as a percent of Wendy’s domestic retail sales increased 1.8%. Domestic food costs, as a percent of domestic retail sales, increased 1.1% primarily reflecting an increase in beef prices. Partially offsetting the commodity cost increases was a 1.5% selling price increase. Domestic Wendy’s labor costs, as a percent of sales, increased 0.5% primarily reflecting the impact of lower average sales.

Wendy’s company restaurant operating costs include costs necessary to manage and operate restaurants, except cost of sales and depreciation. Of the total Wendy’s company restaurant operating costs, domestic Wendy’s company restaurant operating costs increased $4.4 million, or 3.6%, to $126.2 million in the quarter. The domestic Wendy’s increase was a result of the increase in the number of company operated restaurants open and higher benefits and occupancy costs. Wendy’s domestic restaurant operating costs, as a percent of Wendy’s domestic retail sales, increased 0.8%. The percentage increase in the quarter reflected the decrease in average same-store sales as many costs are essentially fixed. The number of domestic Wendy’s company operated restaurants increased by 28 from prior year to a total of 1,332 at April 3, 2005.

Of Wendy’s total cost of sales, Canadian Wendy’s cost of sales were $30.2 million, an increase of $3.2 million, or 12.0%. Canadian Wendy’s company restaurant operating costs increased $1.9 million. The combined $5.1 million increase in cost of sales and company restaurant operating costs was primarily due to an approximate $3 million impact from a stronger Canadian dollar. In addition, the increases reflect additional Canadian Wendy’s company operated restaurants, partially offset by a decrease in average same-store sales. Higher beef costs also increased cost of sales. The number of Wendy’s Canada company operated restaurants increased by 6, or 4.1%, from 2004. Canadian Wendy’s average same-store sales for company operated restaurants, in local currency, decreased 3.8%.

Operating Costs

Wendy’s operating costs include rent expense and other costs related to properties subleased to franchisees and costs related to operating and maintaining Wendy’s bun baking facilities. Total Wendy’s operating costs were comparable to the prior year, with an increase of $.2 million in the quarter.

HORTONS

Cost of Sales

Hortons’ cost of sales includes food, paper and labor costs for company operated restaurants and the cost of dry goods sold to franchisees from Hortons’ distribution warehouses. The increase in cost of sales compared to 2004 includes $8.0 million of costs related to approximately 80 franchisees consolidated in the Company’s Consolidated Condensed Statement of Income beginning in the second quarter 2004, in accordance with FIN 46R. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact. The strengthening of the Canadian dollar also accounted for approximately $8 million of the $26.2 million increase in the quarter. Excluding the impact of the stronger Canadian dollar and FIN 46R, the Hortons Canadian warehouse cost of sales increased $8.2 million to $109.2 million in the quarter. This increase primarily reflects additional sales to Canadian franchisees due to a 117 restaurant increase and includes the impact of a change in mix of products sold to franchisees. Also, Hortons U.S. cost of sales were higher as a result of acquiring 42 restaurants formerly operated under the Bess Eaton name in the second quarter of 2004.

Restaurant Operating Costs

The increase in Hortons’ restaurant operating costs over first quarter 2004 was primarily due to $3.4 million of costs related to approximately 80 franchisees consolidated into the Company’s Consolidated Condensed Statement of Income in accordance with FIN 46R. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact.

Operating Costs

Hortons’ operating costs include rent expense related to properties subleased to franchisees, cost of equipment sold to Hortons’ franchisees as part of the initiation of the franchise business, costs to operate and maintain the distribution warehouses and coffee roasting facility, and training and other costs to ensure successful franchise openings. The increase over the prior year includes higher rent expense substantially offset by a reduction in equipment sold to franchisees as a result of fewer full-sized traditional franchises sold to franchisees. The higher rent expense reflects growth in the number of properties leased and then subleased to Canadian franchisees as well as higher percentage rent paid due to higher sales. Revenues from the sale of franchises and income from properties subleased to franchisees are included in franchise revenues. The strengthening of the Canadian dollar also increased operating costs by approximately $2 million over prior year.

DEVELOPING BRANDS

Cost of Sales and Restaurant Operating Costs

Baja Fresh comprises the significant majority of both the total Developing Brands cost of sales and company restaurant operating costs. However, the increases over prior year are primarily due to the first quarter 2005 including three months of Cafe Express activity while the prior year included activity for only two months. The impact of an increase in cost of sales due to an increase in the number of Baja Fresh company operated restaurants was offset by a decline in Baja Fresh average same-store sales and more effective controls over food and labor cost.

CONSOLIDATED

General and Administrative Expenses

Consolidated general and administrative expenses increased $8.1 million, or 11.9%, to $75.8 million for the quarter. The first quarter increase includes $1.9 million of compensation expense related to the Company’s restricted stock award program implemented in the second quarter of 2004. Prior to 2004, the Company’s equity based compensation program included only stock option grants which were accounted for under APB Opinion No. 25 and not recognized as expense. The higher 2005 general and administrative expenses also includes approximately $1 million due to a stronger Canadian dollar. As a percent of revenues, general and administrative expenses compared to prior year were 0.4% higher reflecting that revenues increased at a lower rate than general and administrative costs.

Depreciation of Property and Equipment

Consolidated depreciation of property and equipment increased $3.9 million in the quarter, primarily reflecting additional restaurant development and a stronger Canadian dollar.

Other Income

Consolidated other income, net of other expense, includes amounts that are not directly derived from the Company’s primary businesses. This includes income from equity investments in joint ventures and other minority investments and expenses related to store closures, other asset write-offs, employee severance costs, and reserves for international and legal issues. Net consolidated other income increased $3.8 million over the prior year quarter. The increase was primarily due to decreased corporate severance and legal reserve accruals compared to 2004.

Income Taxes

The Company’s effective income tax rate for the quarter was 35.5% compared to the effective rate for the first quarter in 2004 of 36.5%. The lower 2005 effective rate primarily reflected benefits from the recently enacted Workers Opportunity Tax Credit legislation and the geographic mix of the Company’s income. The reduced 2005 rate had increased EPS $.01 during the quarter.

Foreign Currency

The primary currency exposure the Company has is to the Canadian dollar. The results of Wendy’s and Hortons’ Canadian operations are translated into U.S. dollars. In addition, various cross border transactions must be “marked to market” each quarter with the income impact included in other income. The positive impact on first quarter 2005 EPS due to the stronger Canadian dollar was approximately $.02 when compared to 2004. In the prior year, the benefit from Canadian currency was $.035.

COMPREHENSIVE INCOME

Comprehensive income decreased $5.9 million in the quarter. Net income decreased $1.5 million and the impact from translation and other adjustments reduced comprehensive income in the current quarter by an additional $4.4 million versus 2004. The decrease in translation adjustments was caused by a greater weakening of the Canadian dollar from the beginning of the first quarter of 2005 to the end of the first quarter of 2005 compared to the period from the beginning of the first quarter of 2004 to the end of the first quarter of 2004. At the end of the first quarter 2005, the Canadian exchange rate was $1.22 versus $1.20 at January 2, 2005. At the end of the first quarter 2004, the Canadian exchange rate was $1.32 versus $1.31 at December 28, 2003.

FINANCIAL POSITION

Overview

The Company generates considerable cash flow each year from net income excluding depreciation and amortization. The main recurring requirement for cash is capital expenditures. In the last five years the Company has generated cash from operating activities in excess of capital expenditure requirements. Acquisition and investment activity can be an important expenditure, but the Company may borrow money to fund major purchases, such as the Company did when it acquired Baja Fresh in 2002. Share repurchases are part of the ongoing financial strategy utilized by the Company, and normally these repurchases come from cash on hand and the cash provided by option exercises. Longer term, both the cash provided from option exercises and the cash used for share repurchases should decrease as the Company replaces stock options with restricted stock. The Company increased its dividend payment rate by 12.5% in 2005 and 100% in 2004.

The Company maintains a strong balance sheet and financial flexibility in order to meet the Company’s strategic objectives. Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt BBB+ and Baa1, respectively. The Company currently has a $500 million shelf registration and $200 million line of credit, both of which are unused. The Company also has the ability to borrow cash under its commercial paper program and had approximately $25 million outstanding as of January 2, 2005, all of which was repaid in the first quarter of 2005.

Comparative Cash Flows

Cash flows from operations were $65.8 million for first quarter 2005 and $99.3 million for the prior year. The 2005 decrease was due to changes in working capital primarily related to the timing of receipts and disbursements. These timing differences primarily related to accounts payable and accrued expenses and represent the reversal of year-end 2004 timing differences. Partially offsetting these first quarter 2005 timing differences was higher net income before non-cash depreciation and amortization and $6.3 million in lower tax payments.

Net cash used in investing activities totaled $74.8 million in first quarter 2005 compared to $25.7 million in 2004. The $49.1 million increase in net cash used in 2005 was primarily due to higher cash inflows in first quarter 2004 of $24.7 million due to the maturity of short term investments, $16.4 million due to the 2004 disposition of 10 Wendy’s Florida restaurants to franchisees, and an increase in 2005 capital expenditures of $14.3 million. These differences were partially offset by the additional investment in Cafe Express of $5.0 million in first quarter 2004.

Financing activities used cash of $26.9 million in the first quarter of 2005 compared to $85.2 million in 2004. The decrease primarily related to 2004 repurchases of common shares of $54.5 million compared to $1.7 million in 2005 related to the accelerated share repurchase completed in the first quarter of 2005, increased 2005 proceeds from employee stock options exercised of $4.0 million and a decrease in debt payments of $3.0 million. In first quarter 2005 the Company repaid $25.0 million of commercial paper borrowings compared to payments of $15.0 million in commercial paper and $13.8 million related to debt assumed in connection with the Cafe Express investment in first quarter 2004. Also, dividend payments increased $1.4 million in 2005. In February 2005, The Board of Directors approved a 12.5% increase in the annual dividend rate from $.48 per share to $.54 per share.

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

The Company currently has approximately $225 million remaining under its current share repurchase program. Generally, the Company’s objective in its share repurchase program is to offset the dilution impact of the Company’s equity compensation program. Since 1998 and through the end of 2004, the Company has repurchased 40.4 million common and other shares exchangeable into common shares for approximately $1 billion. There were no share repurchases in the first quarter of 2005.

The Company has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to issue up to $500 million of securities. No securities under this filing have been issued. The Company also has a $200 million revolving credit facility. The revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The Company’s Senior Notes and debentures also have limits on liens that can be placed on the Company’s assets and limits on sale leaseback transactions. At April 3, 2005, the Company was in compliance with its covenants under the revolving credit facility and the limits of its Senior Notes and debentures, and no amounts under the revolving credit facility were outstanding.

The Company’s 6.35% Notes are due December 15, 2005, after which there are no significant maturities until 2011. The Company believes it will be able to pay or refinance future term debt obligations based on its strong financial condition and sources of cash described in the preceding paragraphs.

Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt BBB+ and Baa1, respectively. The Company is committed to a strong capital structure and financial profile, and intends to maintain an investment grade rating. If additional funds are needed for mergers, acquisitions or other strategic investments, the Company believes it could borrow additional cash and still maintain its investment grade rating. In the event the Company’s rating declines, the Company may incur an increase in borrowing costs. If the decline in the rating is significant, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include sales and cost trends, the Company’s cash position, cash flow, capital expenditures and stability of earnings.

MANAGEMENT’S OUTLOOK

The Company continues to employ its strategic initiatives as outlined in its Financial Statements and Other Information furnished with its 2005 Proxy Statement. These initiatives include leveraging the Company’s core assets, growing average same-store sales, improving store-level productivity to enhance margins, improving underperforming operations, developing profitable new restaurants and implementing new technology initiatives. The Company intends to allocate resources to improve long-term return on assets and invested capital, and monitor its progress by tracking various metrics, including return on average assets, return on average equity and return on invested capital, as well as comparing to historical performance, the Company’s peers and other leading companies.

New restaurant development will continue to be very important to the Company. The Company currently estimates that it will open between 510-560 new Wendy’s, Hortons and Baja Fresh restaurants during 2005 (both company and franchise), subject to the continued ability of the Company and its franchisees to complete permitting and meet other conditions and to comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. This would be a growth rate of approximately 5%, including store closures. The new unit openings will be concentrated in the Wendy’s North America and Hortons Canada markets. First quarter development for 2005 and 2004 is summarized in the chart below:

	First	First	Full Year
	Quarter 2005	Quarter 2004	2005 Outlook
Wendy’s	45	41	270-295
Hortons	23	25	215-234
Developing Brands	9	14	25-31

Totals	77	80	510-560

The Company will continue to evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures that could add to the Company’s long-term earnings growth. Total capital expenditures for 2005 are expected to be in the range of $335 million to $380 million for new restaurant development, warehousing, remodeling, maintenance and technology initiatives. Capital spending in 2005 is expected to be higher than the last several years due primarily to a new distribution and warehousing facility to be completed in 2006 to better serve Hortons Canada distribution needs. The expected investment in the new facility is in excess of $70 million in Canadian dollars, of which approximately 25% was spent in 2004, and it is currently estimated that approximately 60% will be spent in 2005 and 15% in 2006. The increase in 2005 capital expenditures also reflects the installation of double-sided grills in all Wendy’s North America restaurants.

The Company’s Developing Brands segment consists of Baja Fresh and Cafe Express. Baja Fresh is in the Mexican segment of fast-casual restaurants and currently represents about 5% of the Company’s revenues. In 2004 and the first quarter 2005, Baja Fresh was not profitable due to declining average same-store sales and cost increases. In 2004 the Company closed and impaired a number of underperforming restaurants and recorded a $190 million goodwill impairment, with a goal of improving performance. First quarter 2005 operating income improved over 2004 primarily due to the 2004 store closures. The Company’s strategy includes strengthening the management team, improving unit-level economics, evolving the concept and positioning future growth. The Company believes the concept has the potential to contribute to earnings long-term. Nevertheless, as with all developing companies, there are challenges to gaining customer acceptance and the industry is extremely competitive. Similar to Baja Fresh, Cafe Express is an evolving concept targeting to improve its unit level economics and position itself for future growth. Currently, Cafe Express is not profitable.

In first quarter 2005, the Company announced that based on its strong cash position and strategic direction the Board of Directors had approved a 12.5% increase in the rate of common stock dividends paid. The Company’s target for its dividend payout ratio is 18% to 22% of earnings, with a dividend yield of 1.1% to 1.2%. As a result, dividend payments in 2005 are expected to increase to approximately $62 million from approximately $55 million in 2004.

The Company had previously announced its intention to adopt Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, and begin expensing stock options in the first quarter of 2005, which would have been two quarters sooner than required. On April 14, 2005, the SEC delayed the effective date of SFAS No. 123R and the Company has decided to defer adoption until the first quarter of 2006. As a result, the Company has adjusted its EPS goal to a range of $2.29 to $2.35 for 2005 from $2.17 to $2.23, to reflect the delay in stock option expensing. The Company is maintaining its long-term annual earnings per share growth goal of 11% to 13%.

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet” arrangements as of April 3, 2005 as that term is described by the SEC.

MARKET RISK

The Company’s exposure to various market risks remains substantially the same as reported as of January 2, 2005. The Company’s disclosures about market risk are incorporated herein by reference from pages AA-16 through AA-18 of the Company’s 2005 Proxy Statement filed with the SEC on March 31, 2005.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
SYSTEMWIDE RESTAURANTS

			Increase /		Increase /
	As of	As of	(Decrease)	As of	(Decrease)
	April 3,	January 2,	From Prior	March 28,	From Prior
	2005	2005	Quarter	2004	Year
Wendy’s
U.S.
Company	1,332	1,328	4	1,304	28
Franchise	4,628	4,607	21	4,475	153

	5,960	5,935	25	5,779	181

Canada
Company	154	154	0	148	6
Franchise	230	230	0	219	11

	384	384	0	367	17

Other International
Company	5	5	0	5	0
Franchise	350	347	3	349	1

	355	352	3	354	1

Total Wendy’s
Company	1,491	1,487	4	1,457	34
Franchise	5,208	5,184	24	5,043	165

	6,699	6,671	28	6,500	199

Tim Hortons
U.S.
Company	67	67	0	28	39
Franchise	193	184	9	156	37

	260	251	9	184	76

Canada
Company	33	31	2	30	3
Franchise	2,445	2,439	6	2,328	117

	2,478	2,470	8	2,358	120

Total Tim Hortons
Company	100	98	2	58	42
Franchise	2,638	2,623	15	2,484	154

	2,738	2,721	17	2,542	196

Baja Fresh
U.S.
Company	146	144	2	138	8
Franchise	154	151	3	156	(2)

Total Baja Fresh	300	295	5	294	6

Cafe Express
U.S.
Company	19	19	0	18	1

Total Cafe Express	19	19	0	18	1

Total System
Company	1,756	1,748	8	1,671	85
Franchise	8,000	7,958	42	7,683	317

	9,756	9,706	50	9,354	402

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option-pricing model. The cost of the awards, including the related tax effects, will be recognized in the Statement of Income. This statement eliminates the alternative to use the intrinsic value method for valuing stock based compensation, which typically resulted in recognition of no compensation cost. This statement was to become effective for interim or annual periods beginning after June 15, 2005, with early adoption encouraged. On April 15, 2005, the SEC issued Release No. 33-8568, which amended the date for compliance with SFAS No. 123R to the first interim or annual period of the first fiscal year beginning after June 15, 2005, with early adoption permitted. The Company has decided to adopt SFAS No. 123R in the first quarter of 2006. Under SFAS No. 123R, the classification of cash flows between operating and financing activities will be affected due to a change in treatment for tax benefits realized. The Company is currently in the process of evaluating the impact of adopting SFAS No. 123R.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 20 of this Form 10-Q.

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

PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of the Company’s common stock during the quarter ended April 3, 2005. As of April 3, 2005, approximately $225 million remains available under the current share repurchase authorization.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the Company’s shareholders was held April 28, 2005.

(b) The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director:

Director	For	Withheld
John T. Schuessler	92,856,740	1,334,125
Kerrii B. Anderson	91,497,708	2,693,157
William E. Kirwan	92,645,504	1,545,361
Ann B. Crane	92,673,393	1,517,472

The following directors did not stand for reelection at the meeting (the year in which each director’s term expires is indicated in parenthesis): James V. Pickett (2006), Thomas F. Keller (2006), David P. Lauer (2006), James F. Millar (2006), Janet Hill (2007), Paul D. House (2007), John R. Thompson (2007) and J. Randolph Lewis (2007).

(c) The following table sets forth the brief description of the other matters voted on at the Annual Meeting and the number of votes cast for, against or abstaining from, as well as broker nonvotes on, the matter:

	For	Against	Abstain	Broker Nonvotes
Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2005	92,670,751	883,635	636,476	—

Adoption of a shareholder proposal regarding a report on genetically engineered products	3,699,222	68,595,164	8,460,779	13,435,700

Adoption of a shareholder proposal regarding a report on the feasibility of controlled-atmosphere killing of chickens by suppliers	4,278,546	67,403,761	9,072,860	13,435,698

ITEM 6. EXHIBITS

(a)	Index to Exhibits on Page 25.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S INTERNATIONAL, INC.
(Registrant)

Date: May 12, 2005	/s/ Kerrii B. Anderson

Kerrii B. Anderson
Executive Vice President and
Chief Financial Officer

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number	Description	Page No.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of	26
	Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of	27
	Chief Financial Officer

32(a)	Section 1350 Certification of	28
	Chief Executive Officer

32(b)	Section 1350 Certification of	29
	Chief Financial Officer

99	Safe Harbor Under	30 - 31
	the Private Securities
	Litigation Reform Act of 1995

The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instrument do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.