Form 10-Q
period 2005-07-03
WENDYS INTERNATIONAL INC
filed 2005-08-11
CIK 105668

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)
☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended July 3, 2005
OR
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
Yes ☑ No ☐.
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2005

Common shares, $.10 stated value	115,524,000 shares
Exhibit index on page 32.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

Pages
PART I: Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Condensed Statements of Income for the quarters and year-to-date periods ended July 3, 2005 and June 27, 2004	3 - 4

Consolidated Condensed Balance Sheets as of July 3, 2005 and January 2, 2005	5 - 6

Consolidated Condensed Statements of Cash Flows for the year-to-date periods ended July 3, 2005 and June 27, 2004	7

Notes to the Consolidated Condensed Financial Statements	8 - 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	29

PART II: Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	30

Signature	31

Index to Exhibits	32

Exhibit 31(a)	33

Exhibit 31(b)	34

Exhibit 32(a)	35

Exhibit 32(b)	36

Exhibit 99	37 - 39
EX-31(A)
EX-31(B)
EX-32(A)
EX-32(B)
EX-99

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	(In thousands, except per share data)
	Quarter Ended	Quarter Ended
	July 3, 2005	June 27, 2004
Revenues
Retail sales	$770,508	$740,577
Franchise revenues	180,514	168,325

	951,022	908,902

Costs and expenses
Cost of sales	510,076	475,480
Company restaurant operating costs	168,082	158,724
Operating costs	36,853	36,124
Depreciation of property and equipment	49,633	44,478
General and administrative expenses	73,221	71,789
Other income	(3,567)	(1,153)

Total costs and expenses	834,298	785,442

Operating income	116,724	123,460

Interest expense	(11,330)	(11,677)
Interest income	1,335	1,003

Income before income taxes	106,729	112,786
Income taxes	35,969	41,167

Net income	$70,760	$71,619

Basic earnings per common share	$.62	$.63

Diluted earnings per common share	$.61	$.62

Dividends per common share	$.135	$.12

Basic shares	114,555	113,769

Diluted shares	116,632	115,724

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	(In thousands, except per share data)
	Year-to-Date Ended	Year-to-Date Ended
	July 3, 2005	June 27, 2004
Revenues
Retail sales	$1,495,055	$1,417,189
Franchise revenues	350,140	326,466

	1,845,195	1,743,655

Costs and expenses
Cost of sales	992,890	917,312
Company restaurant operating costs	332,853	309,995
Operating costs	73,035	71,698
Depreciation of property and equipment	98,351	89,302
General and administrative expenses	149,065	139,539
Other income	(7,535)	(1,363)

Total costs and expenses	1,638,659	1,526,483

Operating income	206,536	217,172

Interest expense	(22,864)	(23,381)
Interest income	2,524	2,073

Income before income taxes	186,196	195,864
Income taxes	64,180	71,490

Net income	$122,016	$124,374

Basic earnings per common share	$1.07	$1.09

Diluted earnings per common share	$1.06	$1.07

Dividends per common share	$.27	$.24

Basic shares	113,642	114,148

Diluted shares	115,612	116,280

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	(Dollars in thousands)
	July 3, 2005	January 2, 2005
ASSETS

Current assets
Cash and cash equivalents	$212,613	$176,749
Accounts receivable, net	144,409	127,158
Notes receivable, net	11,190	11,626
Deferred income taxes	24,781	27,280
Inventories and other	60,248	56,010
Advertising fund restricted assets	64,195	60,021

	517,436	458,844

Property and equipment	3,441,635	3,362,158
Accumulated depreciation	(1,081,006)	(1,012,338)

	2,360,629	2,349,820

Notes receivable, net	13,053	12,652
Goodwill	160,851	166,998
Deferred income taxes	8,346	6,772
Intangible assets, net	43,608	41,787
Other assets	165,049	160,671

	$3,268,972	$3,197,544

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	(Dollars in thousands)
	July 3, 2005	January 2, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$145,688	$197,247
Accrued expenses:
Salaries and wages	43,530	46,971
Taxes	99,726	108,025
Insurance	57,784	53,160
Other	69,432	92,838
Advertising fund restricted liabilities	71,690	60,021
Current portion of long-term obligations	105,946	130,125

	593,796	688,387

Long-term obligations
Term debt	542,667	538,055
Capital leases	52,855	55,552

	595,522	593,607

Deferred income taxes	108,228	109,674
Other long-term liabilities	93,141	90,187

Commitments and contingencies

Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share,
Authorized: 200,000,000 shares, Issued: 120,921,000 and 118,090,000 shares, respectively	12,092	11,809
Capital in excess of stated value	234,293	111,286
Retained earnings	1,792,172	1,700,813
Accumulated other comprehensive income (expense):
Cumulative translation adjustments and other	80,023	102,950
Pension liability	(913)	(913)

	2,117,667	1,925,945

Treasury stock at cost:
5,681,000 and 5,681,000 shares, respectively	(196,819)	(195,124)
Unearned compensation – restricted stock	(42,563)	(15,132)

	1,878,285	1,715,689

	$3,268,972	$3,197,544

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In thousands)
	Year-to-Date	Year-to-Date
	Ended	Ended
	July 3, 2005	June 27, 2004
Net cash provided by operating activities	$163,444	$220,061

Cash flows from investing activities
Proceeds from property dispositions	16,193	44,513
Capital expenditures	(155,752)	(130,944)
Acquisition of Bess Eaton	0	(41,500)
Acquisition of franchises	(2,851)	(4,977)
Principal payments on notes receivable	6,873	7,308
Short-term investments	0	24,655
Investments in joint venture and other investments	(784)	(4,593)
Other investing activities	(5,286)	(448)

Net cash used in investing activities	(141,607)	(105,986)

Cash flows from financing activities
Proceeds from employee stock options exercised	76,964	20,818
Repurchase of common stock	(1,695)	(79,213)
Principal payments on debt obligations	(27,048)	(56,461)
Dividends paid on common shares	(30,653)	(27,449)

Net cash provided by (used in) financing activities	17,568	(142,305)

Effect of exchange rate changes on cash	(3,541)	(2,212)

Increase (decrease) in cash and cash equivalents	35,864	(30,442)

Cash and cash equivalents at beginning of period	176,749	171,206

Cash and cash equivalents at end of period	$212,613	$140,764

Supplemental disclosures of cash flow information:
Interest paid	$23,742	$23,571
Income taxes paid	57,197	55,264
Capitalized lease obligations incurred	2,093	1,770
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. MANAGEMENT’S STATEMENT
In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary for a fair statement of the condensed financial position of Wendy’s International, Inc. and subsidiaries (the “Company”) as of July 3, 2005 and January 2, 2005, and the condensed results of operations and comprehensive income (see Note 4) for the quarters and year-to-date periods ended July 3, 2005 and June 27, 2004 and cash flows for the year-to-date periods ended July 3, 2005 and June 27, 2004. All of these financial statements are unaudited. The Notes to the audited Consolidated Financial Statements, which are contained in the Financial Statements and Other Information furnished with the Company’s 2005 Proxy Statement, should be read in conjunction with these Consolidated Condensed Financial Statements.
NOTE 2. NET INCOME PER SHARE
Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of outstanding stock options and restricted stock, net of shares assumed to be repurchased from the proceeds, when dilutive. There were no options excluded from the computation of diluted earnings per common share for the second quarter 2005 as they were all dilutive. Options to purchase approximately 0.7 million shares of common stock were excluded from the computation of diluted earnings per common share for the year-to-date period ended July 3, 2005 and options to purchase approximately 1.5 million shares of common stock for the quarter and year-to-date periods ended June 27, 2004 were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they are antidilutive.
The computations of basic and diluted earnings per common share are shown below (in thousands, except per share data):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Income for computation of basic and diluted earnings per common share	$70,760	$71,619	$122,016	$124,374

Weighted average shares outstanding for computation of basic earnings per common share	114,555	113,769	113,642	114,148

Dilutive stock options and restricted stock	2,077	1,955	1,970	2,132

Weighted average shares outstanding for computation of diluted earnings per common share	116,632	115,724	115,612	116,280

Basic earnings per common share	$.62	$.63	$1.07	$1.09

Diluted earnings per common share	$.61	$.62	$1.06	$1.07

NOTE 3. STOCK OPTIONS AND RESTRICTED STOCK
The Company has various stock option plans that provide options for certain employees and outside directors to purchase common shares of the Company. The Company uses the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Beginning in 2004, the Company began granting restricted stock, in lieu of providing stock options to some of its employees and outside directors. The Company recorded $4.0 million and $5.9 million in compensation expense for restricted stock for the quarter and year-to-date periods ended July 3, 2005, respectively, and $1.3 million for the quarter and year-to-date periods ended June 27, 2004.

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

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Net income, as reported	$70,760	$71,619	$122,016	$124,374
Add: Stock compensation cost recorded under APB Opinion No. 25, net of tax	2,571	802	3,797	802
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(6,634)	(5,166)	(14,371)	(8,469)

Pro-forma net income	$66,697	$67,255	$111,442	$116,707

Earnings per share:
Basic as reported	$.62	$.63	$1.07	$1.09
Basic pro-forma	$.58	$.59	$.98	$1.02

Diluted as reported	$.61	$.62	$1.06	$1.07
Diluted pro-forma	$.57	$.59	$.97	$1.01
The above stock compensation cost calculated under SFAS No. 123R, net of tax is based on costs generally computed over the vesting period of the award. SFAS No. 123R requires compensation cost for stock-based compensation awards to be recognized immediately for new awards granted to retirement eligible employees and over the period from the grant date to the date retirement eligibility is achieved, if that period is shorter than the normal vesting period. The table below shows the impact on the Company’s reported diluted earnings per share, which reflects only the impact of restricted stock which is currently expensed in the Company’s financial statements, and the impact on pro-forma diluted earnings per share, which reflects both stock options and restricted stock, as if the guidance on recognition of stock compensation expense for retirement eligible employees was applied to the periods reflected in the financial statements.

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Impact on:
Diluted as reported	$(.04)	$(.02)	$(.04)	$(.02)

Diluted pro-forma	$(.03)	$(.03)	$(.02)	$(.02)
The impact of applying SFAS No. 123 in this pro-forma disclosure is not necessarily indicative of future results.
NOTE 4. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
The components of other comprehensive income (expense) and total comprehensive income are shown below (in thousands):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Net income	$70,760	$71,619	$122,016	$124,374
Other comprehensive expense:
Translation adjustments and other, net	(13,858)	(14,242)	(22,927)	(18,886)

Total comprehensive income	$56,902	$57,377	$99,089	$105,488

Other comprehensive expense is primarily comprised of translation adjustments related to fluctuations in the Canadian dollar. There was a slight weakening in the Canadian dollar during the second quarter and year-to-date periods of 2005 and 2004. At the end of the second quarter 2005, the Canadian exchange rate was $1.24 versus $1.22 at April 3, 2005 and $1.20 at January 2, 2005. At the end of the second quarter 2004, the Canadian exchange rate was $1.35 versus $1.32 at March 28, 2004 and $1.31 at December 28, 2003.
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

	Quarter Ended				Year-to-Date Ended
	July 3,	% of	June 27,	% of	July 3,	% of	June 27,	% of
	2005	Total	2004	Total	2005	Total	2004	Total
Revenues
Wendy’s	$615,137	64.7%	$619,894	68.2%	$1,204,003	65.2%	$1,199,750	68.8%
Hortons	281,495	29.6%	235,489	25.9%	536,384	29.1%	443,236	25.4%
Developing Brands	54,390	5.7%	53,519	5.9%	104,808	5.7%	100,669	5.8%

	$951,022	100.0%	$908,902	100.0%	$1,845,195	100.0%	$1,743,655	100.0%

Segment Operating Income
Wendy’s	$57,430	43.2%	$79,087	57.6%	$101,368	43.0%	$138,223	56.2%
Hortons	76,587	57.6%	61,821	45.0%	139,131	59.0%	114,493	46.5%
Developing Brands	(1,160)	(0.8)%	(3,651)	(2.6)%	(4,615)	(2.0)%	(6,749)	(2.7)%

	$132,857	100.0%	$137,257	100.0%	$235,884	100.0%	$245,967	100.0%

Capital Expenditures
Wendy’s	$33,776	49.3%	$34,027	58.8%	$85,740	55.0%	$80,640	61.6%
Hortons	33,597	49.1%	19,461	33.6%	65,000	41.8%	38,173	29.1%
Developing Brands	1,075	1.6%	4,408	7.6%	5,012	3.2%	12,131	9.3%

	$68,448	100.0%	$57,896	100.0%	$155,752	100.0%	$130,944	100.0%

A reconciliation of reportable segment operating income to consolidated operating income follows (in thousands):

	Quarter Ended		Year-to-Date Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Reportable segment operating income	$132,857	$137,257	$235,884	$245,967
Corporate charges (1)	(16,133)	(13,797)	(29,348)	(28,795)

Consolidated operating income	$116,724	$123,460	$206,536	$217,172

(1)	Corporate charges include certain overhead costs which are not allocated to individual segments.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents amortizable and unamortizable intangible assets as of July 3, 2005 and January 2, 2005 (in thousands):

	July 3, 2005			January 2, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Patents and trademarks	$45,385	$(6,713)	$38,672	$41,694	$(5,525)	$36,169
Purchase options	7,500	(5,662)	1,838	7,500	(5,323)	2,177
Other	5,362	(2,264)	3,098	5,443	(2,002)	3,441

	$58,247	$(14,639)	$43,608	$54,637	$(12,850)	$41,787

Unamortizable intangible assets:
Goodwill			$160,851			$166,998

Total intangibles amortization expense was $.9 million and $1.9 million for the quarter and year-to-date ended July 3, 2005, respectively, and $.8 million and $1.6 million for the quarter and year-to-date ended June 27, 2004, respectively. The estimated annual intangibles amortization expense for 2006 and 2007 is approximately $3 million. For the years 2008 through 2010, the estimated annual intangibles amortization expense is approximately $2 million.
The $6.1 million decrease in goodwill and the $3.7 million increase in the gross carrying amount of patents and trademarks from January 2, 2005 primarily represents the final purchase price adjustment related to the Company’s February 2004 acquisition of a controlling interest in Cafe Express. The final purchase price adjustment was determined by the Company with the assistance of an independent third party. Recorded goodwill for Cafe Express as of January 2, 2005 was based on estimated values of assets and liabilities. The $7 million decrease in goodwill related to the Cafe Express purchase price adjustment was partially offset by Wendy’s acquisition of five stores in the second quarter of 2005. Goodwill is assigned to the Company’s reportable segments as follows (in thousands):

	July 3, 2005	January 2, 2005
Wendy’s	$77,545	$76,937
Hortons	25,674	25,450
Developing Brands	57,632	64,611

Total Goodwill	$160,851	$166,998

Under SFAS No. 142, goodwill and other indefinite-lived intangibles are tested for impairment in the fourth quarter of each year (or in interim periods if events indicate possible impairment). The calculations used to test for impairment depend upon a number of estimates and assumptions, including future business results and interest rates. If the Company’s estimates and assumptions used in 2004 change in the future, goodwill could potentially be subject to impairment.
NOTE 7. ACQUISITIONS AND INVESTMENTS
In the second quarter of 2005, the Company acquired five Wendy’s restaurants from a franchisee for $2.9 million. The Company is in the process of completing the purchase price allocation including the amount, if any, to be attributed to the reacquired right to use the Company’s trade name. There was no settlement gain or loss associated with this acquisition.
NOTE 8. GUARANTEES AND INDEMNIFICATIONS
The Company has guaranteed certain lease and debt payments primarily for franchisees, amounting to $178.5 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for leases amounting to an additional $21.6 million. These leases have been assigned to unrelated third parties, which have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $11.4 million in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years.
The following table summarizes guarantees of the Company (in thousands):

Balance at
July 3, 2005
Franchisee and other lease and loan guarantees:
Wendy’s	$168,945
Hortons	1,216
Developing Brands	8,296

Total	$178,457

Contingently liable rent on leases:
Wendy’s	$21,615

Letters of credit:
Wendy’s	$6,946
Hortons	4,463

$11,409

Total guarantees and indemnifications	$211,481

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
NOTE 9. RETIREMENT PLANS
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
Net periodic pension cost (credit) for the Plans for the quarters and year-to-date periods ended July 3, 2005 and June 27, 2004 consisted of the following (in thousands):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Service cost	$1,231	$1,371	$2,530	$2,732
Interest cost	1,399	1,375	2,798	2,750
Expected return on plan assets	(1,818)	(1,855)	(3,636)	(3,710)
Amortization of prior service cost	(267)	(267)	(534)	(533)
Amortization of net (gain) loss	776	655	1,552	1,310

Net periodic pension cost	$1,321	$1,279	$2,710	$2,549

As of July 3, 2005, $10.5 million of contributions have been made to the Plans. No further contributions are expected in 2005.
NOTE 10. ADVERTISING COSTS
The Company participates in various advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Wendy’s U.S., Wendy’s of Canada, Hortons Canada, Hortons U.S. and Baja Fresh. In accordance with SFAS No. 45, “Accounting for Franchisee Fee Revenue”, the revenue and expenses of the advertising funds are not included in the Company’s Consolidated Statements of Income because the contributions to these advertising funds are designated for specific purposes, and the Company acts as an, in substance, agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The current restricted assets and related restricted liabilities are identified on the Company’s balance sheets. In addition, certain long-term assets and liabilities of the advertising funds are classified as such on the balance sheet.
NOTE 11. RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements”. The consensus requires that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. The consensus is to be applied prospectively to leasehold improvements acquired subsequent to June 29, 2005. This consensus is consistent with the accounting policy followed by the Company and thus had no impact upon adoption.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option-pricing model. The cost of the awards, including the related tax effects, will be recognized in the Statement of Income. This statement eliminates the alternative to use the intrinsic value method for valuing stock based compensation, which typically resulted in recognition of no compensation cost. This statement was to become effective for interim or annual periods beginning after June 15, 2005, with early adoption encouraged. On April 15, 2005, the Securities and Exchange Commission issued Release No. 33-8568, which amended the date for compliance with SFAS No. 123R to the first interim or annual period of the first fiscal year beginning after June 15, 2005, with early adoption permitted. The Company has decided to adopt SFAS No. 123R in the first quarter of 2006. Under SFAS No. 123R, the classification of cash flows between operating and financing activities will be affected due to a change in treatment for tax benefits realized. The Company is currently in the process of evaluating the impact of adopting SFAS No. 123R.
SFAS No. 123R requires recognition of compensation cost under a non-substantive vesting period approach, which requires recognition of compensation expense when an employee is eligible to retire. The Company has historically recognized this cost under the nominal vesting approach, generally over the normal vesting period of the award. When the Company adopts SFAS No. 123R in the first quarter of 2006, it will change to the non-substantive approach. See Note 3, Stock Options and Restricted Stock, for a discussion of the impact of this change when the Company adopts SFAS No. 123R.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
Wendy’s International, Inc. and subsidiaries (the “Company”) produced second quarter revenues of $951.0 million, an increase of 4.6% over prior year second quarter, and year-to-date revenues of $1.8 billion, an increase of 5.8% over the prior year-to-date. Diluted earnings per common share (“EPS”) were $.01 less than both the prior year second quarter and year-to-date at $.61 and $1.06, respectively. Net income in 2005 declined slightly from $71.6 million to $70.8 million for the second quarter and from $124.4 million to $122.0 million year-to-date. Overall, Tim Hortons (“Hortons”) operating results improved due to strong average same-store sales and continued growth in system-wide restaurants, while Wendy’s operating results declined primarily due to lower average same-store sales and higher beef prices. As a result, Hortons’ operating income was substantially higher than Wendy’s operating income for both the quarter and year-to-date periods.
EPS benefited from changes in the Canadian dollar exchange rate by $.035 compared to the second quarter of 2004 and $.060 compared to year-to-date 2004. Also compared to the prior year, the Company’s 2005 EPS was reduced by approximately $.01 and $.02 in the quarter and year-to-date, respectively, due to compensation expense associated with the Company’s restricted stock award program implemented in 2004. The current quarter and year-to-date EPS also benefited from a lower effective tax rate by $.025 and $.030, respectively, as compared to 2004. Wendy’s income was adversely impacted by higher beef prices which reduced EPS $.035 in the quarter and $.045 year-to-date.
Average same-store sales results as a percentage change for the quarter and year-to-date versus prior year are listed in the table below. Franchisee sales are not included in the Company’s financial statements; however, franchisee sales result in royalties and some rental income that are included in the Company’s franchise revenues.

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Hortons — Canada(1)	5.6%	7.8%	5.7%	7.2%
Hortons — U.S.(1)	9.1%	10.2%	8.4%	10.3%
Wendy’s U.S. Company	(4.6)%	5.9%	(3.4)%	7.5%
Wendy’s U.S. Franchise	(3.9)%	3.7%	(2.5)%	5.5%
Baja Fresh U.S.(1)	(1.7)%	(6.2)%	(3.8)%	(5.6)%

(1)	Amounts include both company operated and franchised restaurants .
The increase in the Company’s revenues includes continued growth in the number of franchisee and company operated restaurants. Total franchisee and company operated restaurants increased 3.7% from the end of the second quarter 2004. The increase in the number of restaurants primarily relates to Wendy’s U.S. and Hortons operations. A summary of systemwide restaurants by brand is included on page 27.
In July 2005, the Company announced a number of strategic initiatives impacting the Wendy’s and Hortons brands to improve performance of the Wendy’s business and to enhance value for shareholders of the Company. See Management’s Outlook section below for further discussion of these initiatives.
OPERATING INCOME
Total operating income (equal to income, before income taxes and interest — see chart on page 15) for the Company decreased $6.7 million, or 5.5%, compared to the second quarter of 2004 and decreased $10.6 million, or 4.9% compared to the prior year-to-date. Operating income, as a percent of revenues, from the Company’s reportable segments decreased from 15.1% in 2004 to 14.0% in 2005 for the quarter and from 14.1% in 2004 to 12.8% in 2005 for the year-to-date. The primary driver of the decrease in reportable segment operating income in dollars and as a percent of sales was the decline in Wendy’s 2005 operating income. Lower average same-store sales significantly impacted Wendy’s operating income as many restaurant costs are fixed or semi-fixed. Wendy’s operating income was also significantly impacted by higher beef costs, which were up 24% for the quarter and 15% for the year-to-date. As a result, operating income for Wendy’s declined $21.7 million, or 27.4% for the quarter and $36.9 million, or 26.7% for the year-to-date. Hortons’ operating income increase of $14.8 million, or 23.9%, for the quarter and $24.6 million, or 21.5%, for year-to-date was primarily driven by continued growth in systemwide restaurants, a stronger Canadian dollar, and very strong same-store sales.
Corporate charges, included as part of total operating income, but not allocated to reportable segments, increased $2.3 million in the quarter and $.6 million year-to-date. The increase in the quarter and year-to-date both reflect higher compensation expense related to the Company’s restricted stock award program. The year-to-date increase was offset by the impact of lower severance and legal accruals in 2005.
OPERATING INCOME
(in thousands)

					Change From
	Quarter Ended				Prior Year
		% of		% of
	July 3, 2005	Revenues	June 27, 2004	Revenues	Dollars	Percentage
Wendy’s	$57,430	9.3%	$79,087	12.8%	$(21,657)	(27.4)%
Hortons	76,587	27.2%	61,821	26.3%	14,766	23.9%
Developing Brands*	(1,160)	(2.1)%	(3,651)	(6.8)%	2,491	68.2%

	132,857	14.0%	137,257	15.1%	(4,400)	(3.2)%
Corporate**	(16,133)		(13,797)		(2,336)

Total Operating Income	$116,724	12.3%	$123,460	13.6%	$(6,736)	(5.5)%

					Change From
	Year-to-Date Ended				Prior Year
		% of		% of
	July 3, 2005	Revenues	June 27, 2004	Revenues	Dollars	Percentage
Wendy’s	$101,368	8.4%	$138,223	11.5%	$(36,855)	(26.7)%
Hortons	139,131	25.9%	114,493	25.8%	24,638	21.5%
Developing Brands*	(4,615)	(4.4)%	(6,749)	(6.7)%	2,134	31.6%

	235,884	12.8%	245,967	14.1%	(10,083)	(4.1)%
Corporate**	(29,348)		(28,795)		(553)

Total Operating Income	$206,536	11.2%	$217,172	12.5%	$(10,636)	(4.9)%

*	Developing Brands includes Baja Fresh and Cafe Express.

**	Corporate charges include certain overhead costs which are not allocated to individual segments.

RESULTS OF OPERATIONS
Revenues for the current quarter and year-to-date as compared to the prior year were as follows:

					Change From
	Quarter Ended				Prior Year
REVENUES		% of		% of
(in thousands)	July 3, 2005	Total	June 27, 2004	Total	Dollars	Percentage
Retail sales
Wendy’s	$537,825	69.8%	$542,044	73.2%	$(4,219)	(0.8)%
Hortons	180,493	23.4%	147,375	19.9%	33,118	22.5%
Developing Brands*	52,190	6.8%	51,158	6.9%	1,032	2.0%

	$770,508	100.0%	$740,577	100.0%	$29,931	4.0%

Franchise revenues
Wendy’s	$77,312	42.8%	$77,850	46.3%	$(538)	(0.7)%
Hortons	101,002	56.0%	88,114	52.3%	12,888	14.6%
Developing Brands*	2,200	1.2%	2,361	1.4%	(161)	(6.8)%

	$180,514	100.0%	$168,325	100.0%	$12,189	7.2%

Total revenues
Wendy’s	$615,137	64.7%	$619,894	68.2%	$(4,757)	(0.8)%
Hortons	281,495	29.6%	235,489	25.9%	46,006	19.5%
Developing Brands*	54,390	5.7%	53,519	5.9%	871	1.6%

	$951,022	100.0%	$908,902	100.0%	$42,120	4.6%

					Change From
	Year-to-Date Ended				Prior Year
		% of		% of
	July 3, 2005	Total	June 27, 2004	Total	Dollars	Percentage
Retail sales
Wendy’s	$1,051,859	70.4%	$1,049,497	74.0%	$2,362	0.2%
Hortons	342,637	22.9%	271,699	19.2%	70,938	26.1%
Developing Brands*	100,559	6.7%	95,993	6.8%	4,566	4.8%

	$1,495,055	100.0%	$1,417,189	100.0%	$77,866	5.5%

Franchise revenues
Wendy’s	$152,144	43.5%	$150,253	46.1%	$1,891	1.3%
Hortons	193,747	55.3%	171,537	52.5%	22,210	12.9%
Developing Brands*	4,249	1.2%	4,676	1.4%	(427)	(9.1)%

	$350,140	100.0%	$326,466	100.0%	$23,674	7.3%

Total revenues
Wendy’s	$1,204,003	65.2%	$1,199,750	68.8%	$4,253	0.4%
Hortons	536,384	29.1%	443,236	25.4%	93,148	21.0%
Developing Brands*	104,808	5.7%	100,669	5.8%	4,139	4.1%

	$1,845,195	100.0%	$1,743,655	100.0%	$101,540	5.8%

*	Developing Brands includes Baja Fresh and Cafe Express.

WENDY’S
Retail Sales
Of the total Wendy’s retail sales, domestic Wendy’s retail sales decreased $8.4 million, or 1.7%, to $471.9 million in the quarter and decreased $6.3 million, or 0.7%, to $927.1 million year-to-date. The domestic retail sales decrease is due to a decrease in average restaurant sales, partially offset by an increase in the number of company operated restaurants open. The following table summarizes the changes in average same-store sales, average number of transactions, average check, selling prices and total restaurants open for domestic company operated Wendy’s restaurants for second quarter and year-to-date 2005 and 2004:

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Average same-store sales increase (decrease)	(4.6)%	5.9%	(3.4)%	7.5%
Increase (decrease) in average number of transactions	(6.2)%	2.1%	(5.1)%	3.8%
Increase in average check	1.7%	3.8%	1.7%	3.6%
Increase in selling prices	2.6%	0.6%	2.0%	0.6%
Total domestic company operated restaurants	1,340	1,288	1,340	1,288
Of Wendy’s total retail sales, Canadian Wendy’s retail sales were $50.8 million in the quarter, an increase of $4.0 million, or 8.6%, and $94.9 million, an increase of $7.5 million, or 8.5%, year-to-date. Virtually all of the increase in the quarter and year-to-date compared to 2004 was due to strengthening of the Canadian dollar. The number of Canadian Wendy’s company operated stores increased 6.0% from 2004, offset by a 4.6% decline in the quarter and 3.7% decline year-to-date in average same-store sales for company operated restaurants, in local currency. As of July 3, 2005 and June 27, 2004, Canadian company operated restaurants totaled 158 and 149, respectively. Outside of North America, the Company only operates two restaurants.
Franchise Revenues
Of the total Wendy’s franchise revenues, domestic Wendy’s franchise revenues decreased $1.1 million, or 1.6%, to $69.9 million in the quarter and increased $.7 million, or 0.5%, to $138.1 million year-to-date. The franchise revenues results were primarily due to a 3.9% and 2.5% decline in franchisee average same-store sales for the quarter and year-to-date, partially offset by a 2.7% increase in the number of domestic franchised restaurants for the quarter and year-to-date. Canadian franchise revenues were higher due primarily to the stronger Canadian dollar.
HORTONS
The significant majority of Hortons operations are in Canada. The strengthening of the Canadian dollar in 2005 versus 2004 increased amounts reported in U.S. dollars from Hortons on average by approximately 9% in the second quarter and 8% year-to-date.
Retail Sales
A stronger Canadian dollar in 2005 accounted for approximately $14 million of the $33.1 million increase in retail sales for the quarter and approximately $25 million of the $70.9 million increase in retail sales year-to-date. The increases in retail sales for the quarter and year-to-date also include additional distribution sales at Hortons Canada of $16.6 million and $23.7 million, respectively, driven by an increase in franchise stores open and increases in average same-store sales. In addition, Hortons U.S. retail sales increased $.7 million for the quarter and $4.8 million year-to-date as a result of acquiring 42 restaurants formerly operated under the Bess Eaton name in the second quarter of 2004.
Hortons’ year-to-date retail sales also includes an additional $17.3 million due to the consolidation of approximately 80 franchisees in the Company’s Consolidated Condensed Statement of Income beginning in the second quarter of 2004, in accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 46R. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact.

Franchise Revenues
The increase in Hortons’ franchise revenues over the prior year reflects the strengthening of the Canadian dollar which accounted for approximately $8 million of the $12.9 million increase for the quarter and approximately $14 million of the $22.2 million increase year-to-date. In addition, an increase in the number of franchise restaurants and an increase in Hortons Canada average same-store sales of 5.6% and 5.7% for the quarter and year-to-date, respectively, contributed to the increase in franchise revenues. Excluding the impact of the stronger Canadian dollar, Canadian rental income, generally charged as a percent of sales, from restaurants leased to franchisees and Canadian royalties increased a combined $9.0 million in the quarter and $18.4 million year-to-date. Partially offsetting these improvements, the timing of full-sized traditional franchises sold to franchisees resulted in a $6.0 million and $9.9 million decrease in franchise revenues compared to the prior year quarter and year-to-date, respectively. At July 3, 2005, total Hortons restaurants franchised were 2,656 versus 2,503 at June 27, 2004.
Hortons’ year-to-date 2005 franchise revenues were lower by $4.1 million due to the elimination of franchise revenues from approximately 80 franchisees consolidated into the Company’s Consolidated Condensed Statement of Income, which began in the second quarter of 2004 in accordance with FIN 46R. The elimination represents royalty and rent income which are considered “intercompany” when the franchisees are consolidated. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact.
DEVELOPING BRANDS
Developing Brands includes Baja Fresh and Cafe Express. The full results of Cafe Express’ operations have been included in the Company’s Consolidated Financial Statements since February 2004, when a controlling interest in Cafe Express was acquired by the Company. Previously, the Company accounted for its investment in Cafe Express using the equity method. As of July 3, 2005, Cafe Express included 19 company operated restaurants and Baja Fresh included a total of 146 company operated and 157 franchised restaurants.
Retail Sales
The year-to-date increase in Developing Brands retail sales was primarily due to the first quarter 2005 including three months of Cafe Express activity while the prior year included activity for only two months. Also, a higher average number of Baja Fresh company restaurants were open year-to-date 2005 than 2004. Offsetting these increases were average same-store sales decreases in Baja Fresh company operated restaurants.
Franchise Revenues
Baja Fresh comprises all of the Developing Brands franchise revenues as Cafe Express does not have franchised restaurants. The decrease in franchise revenues for both the quarter and year-to-date was caused primarily by a decrease in average same-store sales at franchise restaurants. There were 157 Baja Fresh franchise restaurants at July 3, 2005 compared to 160 at June 27, 2004.

COST OF SALES, COMPANY RESTAURANT OPERATING COSTS, AND OPERATING COSTS

	Quarter Ended				Change From Prior Year
		% of		% of
(in thousands)	July 3, 2005	Total	June 27, 2004	Total	Dollars	Percentage
Cost of sales
Wendy’s	$340,666	66.8%	$329,510	69.3%	$11,156	3.4%
Hortons	137,913	27.0%	113,387	23.8%	24,526	21.6%
Developing Brands*	31,497	6.2%	32,583	6.9%	(1,086)	(3.3)%

	$510,076	100.0%	$475,480	100.0%	$34,596	7.3%

Company restaurant operating costs
Wendy’s	$143,230	85.2%	$135,876	85.6%	$7,354	5.4%
Hortons	8,639	5.1%	6,404	4.0%	2,235	34.9%
Developing Brands*	16,213	9.7%	16,444	10.4%	(231)	(1.4)%

	$168,082	100.0%	$158,724	100.0%	$9,358	5.9%

Operating costs
Wendy’s	$4,927	13.4%	$4,847	13.4%	$80	1.7%
Hortons	31,926	86.6%	31,277	86.6%	649	2.1%
Developing Brands*	0	0.0%	0	0.0%	0	0.0%

	$36,853	100.0%	$36,124	100.0%	$729	2.0%

		Year-to-Date Ended			Change From Prior Year
		% of		% of
	July 3, 2005	Total	June 27, 2004	Total	Dollars	Percentage
Cost of sales
Wendy’s	$669,148	67.4%	$644,290	70.2%	$24,858	3.9%
Hortons	262,737	26.5%	211,976	23.1%	50,761	23.9%
Developing Brands*	61,005	6.1%	61,046	6.7%	(41)	(0.1)%

	$992,890	100.0%	$917,312	100.0%	$75,578	82.4%

Company restaurant operating costs
Wendy’s	$282,920	85.0%	$269,248	86.9%	$13,672	5.1%
Hortons	16,495	5.0%	9,091	2.9%	7,404	81.4%
Developing Brands*	33,438	10.0%	31,656	10.2%	1,782	5.6%

	$332,853	100.0%	$309,995	100.0%	$22,858	7.4%

Operating costs
Wendy’s	$9,810	13.4%	$9,538	13.3%	$272	2.9%
Hortons	63,225	86.6%	62,160	86.7%	1,065	1.7%
Developing Brands*	0	0.0%	0	0.0%	0	0.0%

	$73,035	100.0%	$71,698	100.0%	$1,337	1.9%

*	Developing Brands includes Baja Fresh and Cafe Express.

WENDY’S
Cost of Sales and Restaurant Operating Costs
Wendy’s cost of sales includes food, paper and labor costs for company operated restaurants and the cost of goods sold to franchisees from Wendy’s bun baking facilities. Of the total Wendy’s cost of sales, domestic Wendy’s company operated restaurant cost of sales increased $7.1 million, or 2.4%, to $297.3 million in the quarter and $16.5 million, or 2.9%, to $586.4 million year-to-date. The increases were driven primarily by an increase in the number of company operated restaurants and higher food costs, partially offset by a decrease in average same-store sales at company operated restaurants. Wendy’s domestic cost of sales as a percent of Wendy’s domestic retail sales increased 2.6% in the quarter and 2.2% year-to-date. Domestic food costs, as a percent of domestic retail sales, increased 1.3% in the quarter and 1.2% year-to-date, primarily reflecting an increase in beef prices. Partially offsetting the commodity cost increases was a 2.6% and 2.0% selling price increase for the quarter and year-to-date, respectively. Domestic Wendy’s labor costs, as a percent of sales, increased 1.0% in the quarter and 0.8% year-to-date, primarily reflecting the impact of lower average sales.
Wendy’s company restaurant operating costs include costs necessary to manage and operate restaurants, except cost of sales and depreciation. Of the total Wendy’s company restaurant operating costs, domestic Wendy’s company restaurant operating costs increased $5.4 million, or 4.4%, to $129.1 million in the quarter and $9.8 million, or 4.0%, to $255.3 million year-to-date. The domestic Wendy’s increase was a result of the increase in the number of company operated restaurants open and higher occupancy costs. Wendy’s domestic restaurant operating costs, as a percent of Wendy’s domestic retail sales, increased 1.7 % and 1.2% in the quarter and year-to-date, respectively. The percentage increase in the quarter and year-to-date reflected the decrease in average same-store sales as many costs are essentially fixed. The number of domestic Wendy’s company operated restaurants increased by 52 from prior year to a total of 1,340 at July 3, 2005.
Of Wendy’s total cost of sales, Canadian Wendy’s cost of sales were $33.7 million, an increase of $3.6 million, or 11.9%, in the quarter and $63.9 million, an increase of $6.8 million, or 11.9%, year-to-date. Canadian Wendy’s company restaurant operating costs increased $1.9 million in the quarter and $3.8 million year-to-date. The combined $5.5 million increase in the quarter and $10.6 million year-to-date increase for cost of sales and company restaurant operating costs was primarily due to an approximate $4 million and $7 million impact for the quarter and year-to-date, respectively, from a stronger Canadian dollar. In addition, the increases reflect additional Canadian Wendy’s company operated restaurants, partially offset by a decrease in average same-store sales. Higher beef costs also increased cost of sales. The number of Wendy’s Canada company operated restaurants increased by 9, or 6.0%, from 2004. Canadian Wendy’s average same-store sales for company operated restaurants, in local currency, decreased 4.6% for the quarter and 3.7% year-to-date.
Operating Costs
Wendy’s operating costs include rent expense and other costs related to properties subleased to franchisees and costs related to operating and maintaining Wendy’s bun baking facilities. Total Wendy’s operating costs were comparable to the prior year, with an increase of only $.1 million in the quarter and $.3 million year-to-date.
HORTONS
Cost of Sales
Hortons’ cost of sales includes food, paper and labor costs for company operated restaurants and the cost of dry goods sold to franchisees from Hortons’ distribution warehouses. The strengthening of the Canadian dollar accounted for approximately $11 million of the $24.5 million increase in the quarter and approximately $19 million of the $50.8 million increase year-to-date. Excluding the impact of the stronger Canadian dollar, the Hortons Canadian warehouse cost of sales increased $11.7 million to $120.0 million and $19.9 million to $229.2 million in the quarter and year-to-date, respectively. This increase primarily reflects additional sales to Canadian franchisees due to an increase of 115 franchised units and includes the impact of a change in mix of products sold to franchisees. Also, Hortons U.S. cost of sales were higher as a result of acquiring 42 restaurants formerly operated under the Bess Eaton name in the second quarter of 2004.
The year-to-date increase in cost of sales also includes an additional $9.0 million for costs related to approximately 80 franchisees consolidated in the Company’s Consolidated Condensed Statement of Income beginning in the second quarter of 2004. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact.
Restaurant Operating Costs
The increase in Hortons’ restaurant operating costs over second quarter and year-to-date 2004 was primarily due to increased costs associated with the acquisition of 42 restaurants formerly operated under the Bess Eaton name in the second quarter of 2004. In addition, $3.9 million of the year-to-date increase is related to approximately 80 franchisees consolidated into the Company’s Consolidated Condensed Statement of Income in accordance with FIN 46R beginning in the second quarter 2004.
Operating Costs
Hortons’ operating costs include rent expense related to properties subleased to franchisees, cost of equipment sold to Hortons’ franchisees as part of the initiation of the franchise business, costs to operate and maintain the distribution warehouses and coffee roasting facility, and training and other costs to ensure successful franchise openings. The increase over the prior year includes higher rent expense and the impact of the stronger Canadian dollar, substantially offset by a reduction in equipment sold to franchisees as a result of fewer full-sized traditional franchises sold to franchisees. The higher rent expense reflects growth in the number of properties leased and then subleased to Canadian franchisees as well as higher percentage rent paid due to higher sales. The strengthening of the Canadian dollar also increased operating costs by approximately $2 million and $5 million over prior quarter and year-to-date, respectively. Revenues from the sale of franchises and income from properties subleased to franchisees are included in franchise revenues.
DEVELOPING BRANDS
Cost of Sales and Restaurant Operating Costs
Baja Fresh comprises the significant majority of both the total Developing Brands cost of sales and company restaurant operating costs. The decrease in cost of sales for the quarter primarily relates to better control over food and labor costs at Baja Fresh. For the year-to-date, cost of sales for Developing Brands was even with the prior year and also reflects better control over food and labor costs at Baja Fresh. Company restaurant operating costs for the quarter were even with the prior year, while the year-to-date increase reflected the inclusion of six months of activity for Cafe Express in 2005 versus five months of activity in 2004. Prior to February 2004, Cafe Express was accounted for under the equity method.
CONSOLIDATED
General and Administrative Expenses
Consolidated general and administrative expenses increased $1.4 million, or 2.0%, to $73.2 million for the quarter and $9.5 million, or 6.8%, to $149.1 million year-to-date. The second quarter and year-to-date increases include $2.7 million and $4.6 million, respectively, of incremental compensation expense related to the Company’s restricted stock award program implemented in the second quarter of 2004. Prior to 2004, the Company’s equity based compensation program included only stock option grants which were accounted for under Accounting Principles Board Opinion No. 25 and not recognized as expense. The higher 2005 general and administrative expenses also includes approximately $1 million and $3 million for the quarter and year-to-date, respectively, due to a stronger Canadian dollar. The increases were partly offset by reduced performance-based bonus expense in the second quarter and year-to-date 2005. Wendy’s operating income fell short of targets and therefore, bonus expense was reduced $6.4 million and $8.1 million in the second quarter and year-to-date, respectively. As a percent of revenues, general and administrative expenses compared to prior year were 0.2% lower in the quarter and 0.1% higher year-to-date.
Depreciation of Property and Equipment
Consolidated depreciation of property and equipment increased $5.2 million in the quarter, and $9.0 million year-to-date primarily reflecting additional restaurant development and a stronger Canadian dollar.
Other Income
Consolidated other income, net of other expense, includes amounts that are not directly derived from the Company’s primary businesses. This includes income from equity investments in joint ventures and other minority investments and expenses related to store closures, other asset write-offs and dispositions, employee severance costs and reserves for international and legal issues. Net consolidated other income increased $2.4 million and $6.2 million over the prior year quarter and year-to-date, respectively. The increases reflected an impairment of the Baja markets in the second quarter of 2004 and lower corporate severance and legal reserves compared to 2004.
Income Taxes
The Company’s effective income tax rate was 33.7% and 34.5% for the quarter and year-to-date compared to the effective rate in 2004 of 36.5%. The lower 2005 effective rate reflected new state tax legislation in the quarter, and in the year-to-date period also reflected Work Opportunity Tax Credit legislation and the geographic mix of the Company’s income. The reduced 2005 rate increased EPS $.025 during the quarter and $.030 year-to-date.
Foreign Currency
The primary currency exposure the Company has is to the Canadian dollar. The results of Wendy’s and Hortons’ Canadian operations are translated into U.S. dollars. In addition, various cross border transactions must be “marked to market” each quarter with the income impact included in other income. The positive impact on second quarter 2005 EPS due to the stronger Canadian dollar was approximately $.035 and $.060 year-to-date when compared to 2004.
COMPREHENSIVE INCOME
Comprehensive income decreased $0.5 million in the quarter and $6.4 million year-to-date. Net income decreased $0.9 million and $2.4 million in the quarter and year-to-date and the impact from translation and other adjustments increased comprehensive income in the current quarter $0.4 million and reduced year-to-date comprehensive income by an additional $4.0 million versus 2004. There was a slight weakening in the Canadian dollar during the second quarter and year-to-date periods of 2005 and 2004. At the end of the second quarter 2005, the Canadian exchange rate was $1.24 versus $1.22 at April 3, 2005 and $1.20 at January 2, 2005. At the end of the second quarter 2004, the Canadian exchange rate was $1.35 versus $1.32 at March 28, 2004 and $1.31 at December 28, 2003.
FINANCIAL POSITION
Overview
The Company generates considerable cash flow each year from net income excluding depreciation and amortization. The main recurring requirement for cash is capital expenditures. In the last five years the Company has generated cash from operating activities in excess of capital expenditure requirements. Acquisition and investment activity can be an important expenditure, but the Company may borrow money to fund major purchases, such as the Company did when it acquired Baja Fresh in 2002. Share repurchases are part of the ongoing financial strategy utilized by the Company, and normally these repurchases come from cash on hand and the cash provided by option exercises. While the Company generated significant cash from option exercises in the current year, longer term, cash provided from option exercises should decrease as the Company replaces stock options with restricted stock. The Company increased its annual dividend payment rate by 12.5% in the first quarter of 2005 and 100% in 2004. In July 2005, the Company announced several strategic initiatives which will impact the Company’s financial position, one of which was to increase the dividend payment rate by an additional 25%, beginning in November 2005. Over the next two to three years the Company anticipates generating significant cash from an initial public offering of 15-18% of Tim Hortons and from various other initiatives to sell real estate and franchise company operated restaurants. See the Management’s Outlook section below for further discussion of these initiatives.
Comparative Cash Flows
Cash flows from operations were $163.4 million year-to-date and $220.1 million for the prior year. The 2005 decrease was due to changes in working capital primarily related to the timing of receipts and disbursements. These timing differences primarily related to accounts payable, accounts receivable and accrued expenses.
Net cash used in investing activities totaled $141.6 million year-to-date 2005 compared to $106.0 million in 2004. The $35.6 million increase in net cash used in 2005 was primarily due to higher cash inflows in first quarter 2004 of $24.7 million due to the maturity of short term investments, $35.8 million due to the 2004 re-franchising of 35 Wendy’s Florida restaurants to franchisees, and an increase in 2005 capital expenditures of $24.8 million. These differences were partially offset by $41.5 million used for the acquisition of 42 Bess Eaton coffee and donut restaurants in 2004 which were converted to Tim Hortons restaurants.

Financing activities provided cash of $17.6 million year-to-date 2005 compared to a cash use of $142.3 million in 2004. The difference of $159.9 million primarily related to higher 2004 repurchases of common shares of $77.5 million compared to 2005, increased 2005 proceeds from employee stock options exercised of $56.2 million and a decrease in net debt payments of $29.4 million. In 2005 the Company repaid $25.0 million of commercial paper borrowings compared to $40.0 million in commercial paper repayments in 2004. The Company also repaid $13.8 million related to debt assumed in connection with the Cafe Express investment in first quarter 2004. Dividend payments increased $3.2 million in 2005. In February 2005, The Board of Directors approved a 12.5% increase in the annual dividend rate from $.48 per share to $.54 per share. Beginning with the November 2005 dividend, the Board of Directors has approved an additional 25% increase.
Liquidity and Capital Resources
Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities should provide for the Company’s projected short-term and long-term cash requirements, including cash for capital expenditures, potential share repurchases, dividends, repayment of debt (including the repayment of the 6.35% Notes due December 15, 2005), future acquisitions of restaurants from franchisees or other corporate purposes. Over the next two to three years the Company anticipates generating significant amounts of cash from the strategic initiatives as discussed in the Management’s Outlook section below.
As of July 3, 2005, the Company had approximately $225 million remaining under its share repurchase program. Generally, the Company’s objective in its share repurchase program is to offset the dilution impact of the Company’s equity compensation program. Since 1998 and through the end of 2004, the Company has repurchased 40.4 million common and other shares exchangeable into common shares for approximately $1 billion. There have been no share repurchases in 2005. On July 29, 2005, the Company announced several strategic initiatives, one of which was the Board of Directors’ authorization of an additional $1 billion for share repurchases. See the Management’s Outlook section below for further discussion of these initiatives.
The Company has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to issue up to $500 million of securities. No securities under this filing have been issued. The Company also has a $200 million revolving credit facility. The revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The Company’s Senior Notes and debentures also have limits on liens that can be placed on the Company’s assets and limits on sale leaseback transactions. At July 3, 2005, the Company was in compliance with its covenants under the revolving credit facility and the limits of its Senior Notes and debentures, and no amounts under the revolving credit facility were outstanding. The Company also has the ability to borrow cash under its commercial paper program and had approximately $25 million outstanding at January 2, 2005, all of which was repaid in the first quarter of 2005.
The Company’s $100 million 6.35% Notes are due December 15, 2005, after which there are no significant maturities until 2011. The Company intends to repay the 6.35% Notes due December 15, 2005 using existing cash and current year cash flows, and believes it will be able to pay or refinance future term debt obligations based on its strong financial condition and sources of cash described in the preceding paragraphs.
Standard & Poor’s rates the Company’s senior unsecured debt BBB+. In the second quarter of 2005, Moody’s reduced the Company’s debt rating to Baa2 from Baa1. It is possible that both Standard & Poor’s and Moody’s could further review the Company’s debt ratings due to the strategic initiatives as discussed in the Management’s Outlook section below. The Company is committed to a strong capital structure and financial profile, and intends to maintain an investment grade rating. If additional funds are needed for mergers, acquisitions or other strategic investments, the Company believes it could borrow additional cash and still maintain its investment grade rating. In the event the Company’s rating declines, the Company may incur an increase in borrowing costs. If the decline in the rating is significant, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include sales and cost trends, the Company’s cash position, cash flow, capital expenditures and stability of earnings.

MANAGEMENT’S OUTLOOK
New Strategic Initiatives
In July 2005, the Company announced comprehensive strategic initiatives intended to improve the performance of its Wendy’s business and to enhance value for its shareholders. These initiatives include the following:
Selling 15-18% of Hortons in an initial public offering (“IPO”)
In order to improve shareholder returns, the Company’s Board of Directors approved a plan to sell 15-18% of Hortons in a tax-free IPO projected to be completed by the end of the first quarter of 2006. The Company would retain the remaining 82-85% of the Hortons business. The planned IPO preserves the ability to complete a tax-free spin-off of Hortons to Wendy’s shareholders if the Board decides to pursue such an initiative in the future. Factors leading to the decision to pursue a Hortons IPO include significant unit growth and average same-store sales improvements of more than 7% per year since 2000, Hortons’ improved ability to internally fund its growth, Hortons’ success with several vertical integration initiatives including its par-baking initiative with its joint venture partner and improved performance of the Hortons U.S. operations. The Company plans to use the cash generated from the IPO primarily to repurchase common shares of its stock.
Actions focused on improving financial performance of Wendy’s
The Company completed a thorough review of its Wendy’s business and plans to maximize profits and returns with a number of initiatives to be implemented over the next several years, including:
–	Rebalancing the mix of U.S. company operated and franchised stores by pursuing the sale of certain stores to franchisees that are primarily in areas where it is not efficient for the Company to operate. Through these sales, the Company plans to lower the mix of U.S. company operated stores over the next two to three years from 22% to a range of 15-18%.

–	Closing 40 to 60 underperforming U.S. company operated restaurants that are currently negatively impacting profits and returns.

–	Pursuing the sale of approximately 217 owned sites that are currently leased to franchisees.

–	Slowing new company store development, which has averaged 71 units over the past four years, to a range of 30 to 40 beginning in 2006. The Company is adjusting its development plan due to rising real estate and building costs and margin pressure and to focus on improving restaurant level economics.

–	Rebalancing the mix of stores in Canada by closing certain underperforming stores, re-franchising stores in certain provinces and limiting development to the most profitable areas.
Management expects the above facilities actions to be neutral to slightly positive to earnings, while improving returns on assets and invested capital. Slowing new company store development is expected to reduce annual capital expenditures $50 to $60 million.
Authorization of additional $1 billion for share repurchase and a 25% increase in the Company’s annual dividend rate
The amount of cash generated from the Hortons IPO and the other strategic initiatives described above will depend on market and business conditions. Based on the Company’s strategic initiatives and cash flow projections, the Board of Directors authorized an additional $1 billion for share repurchases. As of July 29, 2005, the total authorization for share repurchases was $1.225 billion. The Company has repurchased 40.4 million common shares for approximately $1 billion since 1998, although there have been no repurchases in 2005. The Board of Directors also authorized a 25% increase in the Company’s annual dividend payment rate per share from $.54 to $.68, beginning with the dividend payment date scheduled for November 21, 2005. This increase is in addition to a 12.5% increase authorized by the Board in the first quarter of 2005. Going forward, the Company intends to target a dividend payout ratio in the range of 23%-27% of earnings, which is an increase from the current range of 18% to 22%.

Company will repay $100 million of debt due December 15, 2005
The Company also announced its intention to pay off the $100 million 6.35% Notes that are due December 15, 2005, using existing cash and current year cash flows. The Company had previously discussed either repaying or refinancing these notes.
2005 EPS Guidance
As part of the strategic planning process, the Company reviewed its financial outlook and although the Company reduced its 2005 earnings per share growth goal to a range of $2.20 to $2.26 due to continued sales challenges and higher than expected beef costs in the near term, the Company reiterated its long-term annual growth rate of 11% to 13%.
Ongoing Initiatives
In addition to the strategic initiatives discussed above, the Company will continue to focus on 2005 initiatives previously discussed, including new store development and other capital expenditures. The Company currently estimates that because of the strategic initiatives it will open somewhat fewer than the previously announced 510-560 new restaurants in 2005. The total stores to be opened is also subject to the continued ability of the Company and its franchisees to complete permitting and meet other conditions and to comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. The growth rate is expected to be less than 5%, including store closures. The new unit openings will be concentrated in the Wendy’s North America and Hortons Canada markets. Second quarter and year-to-date development of company and franchise stores for 2005 and 2004 is summarized in the chart below:

	Second	Second	Year-to-Date	Year-to-Date
	Quarter 2005	Quarter 2004	2005	2004
Wendy’s	46	57	91	98
Hortons	23	63	46	88
Developing Brands	5	11	14	25

Totals	74	131	151	211

Likewise, because of the strategic initiatives, total capital expenditures for 2005 are expected to be somewhat lower than the previous range of $335 million to $380 million for new restaurant development, warehousing, remodeling, maintenance and technology initiatives. Capital spending in 2005 includes a new distribution and warehousing facility to be completed in 2006 to better serve Hortons Canada distribution needs. The expected investment in the new facility is in excess of $70 million in Canadian dollars, of which approximately 25% was spent in 2004, and it is currently estimated that approximately 60% will be spent in 2005 and 15% in 2006. The 2005 capital expenditures also reflects the installation of double-sided grills in Wendy’s North America restaurants.
The Company’s Developing Brands segment consists of Baja Fresh and Cafe Express. Baja Fresh is in the Mexican segment of fast-casual restaurants and currently represents about 5% of the Company’s revenues. In 2004 and in the first half of 2005, Baja Fresh was not profitable due to declining average same-store sales and cost increases. In 2004 the Company closed and impaired a number of underperforming restaurants and recorded a $190 million goodwill impairment, with a goal of improving performance. Second quarter and year-to-date 2005 operating income improved over 2004 primarily due to the 2004 store closures and a $1.8 million charge in the second quarter 2004 to impair three markets. The Company’s strategy includes strengthening the management team, improving unit-level economics, evolving the concept and positioning future growth. The Company believes the concept has the potential to contribute to earnings long-term. Nevertheless, as with all developing companies, there are challenges to gaining customer acceptance and the industry is extremely competitive. Similar to Baja Fresh, Cafe Express is an evolving concept targeting to improve its unit level economics and position itself for future growth. Currently, Cafe Express is not profitable.

The Hortons U.S. business has operated at a cumulative breakeven the past three years, and same-store sales have grown approximately 9% since 2000. The Company plans to reposition its Hortons U.S. business by accelerating the franchising of Company operated stores and continuing to open new restaurants with franchisees. The Company will also review the U.S. restaurants, including the New England locations acquired in 2004 and converted to Hortons. These units have produced lower than anticipated sales in their first year of operation, which has negatively affected profitability in the U.S. The Company will complete its annual goodwill impairment review in the fourth quarter.
Off-Balance Sheet Arrangements
The Company has no “off-balance sheet” arrangements as of July 3, 2005 as that term is described by the SEC.
MARKET RISK
The Company’s exposure to various market risks remains substantially the same as reported as of January 2, 2005. The Company’s disclosures about market risk are incorporated herein by reference from pages AA-16 through AA-18 of the Company’s 2005 Proxy Statement filed with the SEC on March 31, 2005.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
SYSTEMWIDE RESTAURANTS

			Increase /		Increase /
	As of	As of	(Decrease)	As of	(Decrease)
	July 3, 2005	April 3, 2005	From Prior Quarter	June 27,2004	From Prior Year
Wendy’s
U.S.
Company	1,340	1,332	8	1,288	52
Franchise	4,652	4,628	24	4,530	122

	5,992	5,960	32	5,818	174

Canada
Company	158	154	4	149	9
Franchise	226	230	(4)	221	5

	384	384	0	370	14

Other International
Company	5	5	0	5	0
Franchise	346	350	(4)	342	4

	351	355	(4)	347	4

Total Wendy’s
Company	1,503	1,491	12	1,442	61
Franchise	5,224	5,208	16	5,093	131

	6,727	6,699	28	6,535	192

Tim Hortons
U.S.
Company	67	67	0	69	(2)
Franchise	197	193	4	159	38

	264	260	4	228	36

Canada
Company	32	33	(1)	26	6
Franchise	2,459	2,445	14	2,344	115

	2,491	2,478	13	2,370	121

Total Tim Hortons
Company	99	100	(1)	95	4
Franchise	2,656	2,638	18	2,503	153

	2,755	2,738	17	2,598	157

Baja Fresh
U.S.
Company	146	146	0	145	1
Franchise	157	154	3	160	(3)

Total Baja Fresh	303	300	3	305	(2)

Cafe Express
U.S.
Company	19	19	0	18	1

Total Cafe Express	19	19	0	18	1

Total System
Company	1,767	1,756	11	1,700	67
Franchise	8,037	8,000	37	7,756	281

	9,804	9,756	48	9,456	348

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements”. The consensus requires that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. The consensus is to be applied prospectively to leasehold improvements acquired subsequent to June 29, 2005. This consensus is consistent with the accounting policy followed by the Company and thus will have no impact upon adoption.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option-pricing model. The cost of the awards, including the related tax effects, will be recognized in the Statement of Income. This statement eliminates the alternative to use the intrinsic value method for valuing stock based compensation, which typically resulted in recognition of no compensation cost. This statement was to become effective for interim or annual periods beginning after June 15, 2005, with early adoption encouraged. On April 15, 2005, the Securities and Exchange Commission issued Release No. 33-8568, which amended the date for compliance with SFAS No. 123R to the first interim or annual period of the first fiscal year beginning after June 15, 2005, with early adoption permitted. The Company has decided to adopt SFAS No. 123R in the first quarter of 2006. Under SFAS No. 123R, the classification of cash flows between operating and financing activities will be affected due to a change in treatment for tax benefits realized. The Company is currently in the process of evaluating the impact of adopting SFAS No. 123R.
SFAS No. 123R requires recognition of compensation cost under a non-substantive vesting period approach, which requires recognition of compensation expense when an employee is eligible to retire. The Company has historically recognized this cost under the nominal vesting approach, generally over the normal vesting period of the award. When the Company adopts SFAS No. 123R in the first quarter of 2006, it will change to the non-substantive approach. See Note 3, Stock Options and Restricted Stock, for a discussion of the impact of this change when the Company adopts SFAS No. 123R.
SAFE HARBOR STATEMENT
Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing heavy price discounting; changes in economic conditions; changes in consumer perceptions of food safety; harsh weather, particularly in the first and fourth quarters; changes in consumer tastes; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; changes in applicable accounting rules; the ability of the Company to successfully complete transactions designed to improve its return on investment; risks associated with the recent announcement to sell 15-18% of Tim Hortons in an initial public offering; or other factors set forth in Exhibit 99 attached hereto.
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

PART II: OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of the Company’s common stock during the quarter ended July 3, 2005. As of July 3, 2005, approximately $225 million remained available under the then-current share repurchase authorization. On July 29, 2005, the Company announced that the Board of Directors had authorized an additional $1 billion for share repurchases. As of July 29, 2005, the total authorization for share repurchases was $1.225 billion.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The information required to be reported for the Company’s Annual Meeting of Shareholders held April 28, 2005 was previously reported by the Company in its quarterly report on Form 10-Q, for the quarter ended April 3, 2005 and is incorporated by reference herein.
ITEM 5. OTHER INFORMATION
In July 2005, the Company revised its insider trading policy to permit directors, officers and other employees (“Insiders”) to establish systematic purchase and sale programs pursuant to Rule 10b5-1 under the Securities and Exchange Act of 1934. The rule permits Insiders to adopt written plans at a time when they are not in possession of material, non-public information that dictate purchase or sale activities in the Company’s stock, including common shares issued in connection with the exercise of employee stock options, at pre-arranged times (e.g., weekly, monthly or quarterly), at pre-arranged prices or pursuant to other pre-arranged criteria, regardless of any subsequent material, non-public information they may possess. Rule 10b5-1 trading plans allow Insiders to change their investment portfolios gradually, to minimize the market effect of stock transactions by spreading them over time, and to avoid concerns about initiating transactions while in possession of material, non-public information. Insiders may have varied reasons in determining to effect transactions in the Company’s common stock, including diversification, liquidity, the purchase of a home, tax and estate planning, payment of college tuition, establishment of a trust or other personal reasons. Rule 10b5-1 trading plans are viewed as being beneficial because they inform the marketplace about the nature of the trading activities by directors and reporting officers, which in the absence of such information, could be mistakenly perceived as reflecting a lack of confidence in the Company or an indication of an impending event involving the Company.
An Insider adopting a trading plan must comply with all of the requirements of Rule 10b5-1, including the requirement that the Insider not possess any material, non-public information regarding the Company at the time of the establishment of the plan. In addition, purchases or sales under a Rule 10b5-1 trading plan may be made no earlier than 30 days after the plan establishment date. No Insiders currently maintain Rule 10b5-1 trading plans. The Company anticipates that one or more of the Insiders may establish Rule 10b5-1 plans at a future date. The Company may, but does not undertake to, report the establishment, modification, termination or other activities under these plans by Insiders. The Company expects, however, that transactions effected pursuant to Rule 10b5-1 trading plans will be publicly disclosed by directors and reporting officers as required by the rules of the Securities and Exchange Commission.
ITEM 6. EXHIBITS
(a)	Index to Exhibits on Page 32.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S INTERNATIONAL, INC. (Registrant)
Date: August 11, 2005	/s/ Kerrii B. Anderson
Kerrii B. Anderson
Executive Vice President and Chief Financial Officer

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description	Page No.
10	Sample Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries	Incorporated herein by reference from Exhibit 10 of Form 8-K filed July 12, 2005

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	33

31(b)	Rule 13a-14(a)/15d-14(a)	34
	Certification of Chief Financial Officer

32(a)	Section 1350 Certification of Chief Executive Officer	35

32(b)	Section 1350 Certification of Chief Financial Officer	36

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	37 — 39
The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instrument do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.