Form 10-Q
period 2005-10-02
WENDYS INTERNATIONAL INC
filed 2005-11-10
CIK 105668

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2005
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
Yes ☑ No ☐.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2005
Common shares, $.10 stated value Exhibit index on page 36.	116,241,000 shares

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

Pages
PART I: Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Condensed Statements of Income for the quarters and year-to-date periods ended October 2, 2005 and September 26, 2004	3 - 4

Consolidated Condensed Balance Sheets as of October 2, 2005 and January 2, 2005	5 - 6

Consolidated Condensed Statements of Cash Flows for the year-to-date periods ended October 2, 2005 and September 26, 2004	7

Notes to the Consolidated Condensed Financial Statements	8 - 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 33

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	33

PART II: Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	34

Signature	35

Index to Exhibits	36

Exhibit 10	37 - 44

Exhibit 31(a)	45

Exhibit 31(b)	46

Exhibit 32(a)	47

Exhibit 32(b)	48

Exhibit 99	49 - 51
EX-10
EX-31(A)
EX-31(B)
EX-32(A)
EX-32(B)
EX-99

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	(In thousands, except per share data)
	Quarter Ended	Quarter Ended
	October 2, 2005	September 26, 2004
Revenues
Retail sales	$769,428	$741,053
Franchise revenues	191,186	172,975

	960,614	914,028

Costs and expenses
Cost of sales	513,119	482,796
Company restaurant operating costs	165,913	159,962
Operating costs	43,806	36,783
Depreciation of property and equipment	51,232	46,631
General and administrative expenses	73,703	70,419
Other income	(4,414)	(2,039)

Total costs and expenses	843,359	794,552

Operating income	117,255	119,476

Interest expense	(12,247)	(11,598)
Interest income	1,907	940

Income before income taxes	106,915	108,818
Income taxes	34,827	39,719

Net income	$72,088	$69,099

Basic earnings per common share	$.62	$.61

Diluted earnings per common share	$.61	$.60

Dividends per common share	$.135	$.12

Basic shares	115,688	113,618

Diluted shares	117,656	115,151

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	(In thousands, except per share data)
	Year-to-Date Ended	Year-to-Date Ended
	October 2, 2005	September 26, 2004
Revenues
Retail sales	$2,264,483	$2,158,242
Franchise revenues	541,326	499,441

	2,805,809	2,657,683

Costs and expenses
Cost of sales	1,506,009	1,400,108
Company restaurant operating costs	498,766	469,957
Operating costs	116,841	108,481
Depreciation of property and equipment	149,583	135,933
General and administrative expenses	222,768	209,958
Other income	(11,949)	(3,402)

Total costs and expenses	2,482,018	2,321,035

Operating income	323,791	336,648

Interest expense	(35,111)	(34,979)
Interest income	4,431	3,013

Income before income taxes	293,111	304,682
Income taxes	99,007	111,209

Net income	$194,104	$193,473

Basic earnings per common share	$1.70	$1.70

Diluted earnings per common share	$1.67	$1.67

Dividends per common share	$.405	$.36

Basic shares	114,324	113,971

Diluted shares	116,293	115,903

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	(Dollars in thousands)
	October 2, 2005	January 2, 2005
ASSETS

Current assets
Cash and cash equivalents	$263,883	$176,749
Accounts receivable, net	157,506	127,158
Notes receivable, net	12,263	11,626
Deferred income taxes	24,250	27,280
Inventories and other	63,848	56,010
Advertising fund restricted assets	61,374	60,021
Assets held for disposition	134,846	0

	717,970	458,844

Property and equipment	3,409,091	3,362,158
Accumulated depreciation	(1,093,725)	(1,012,338)

	2,315,366	2,349,820

Notes receivable, net	15,316	12,652
Goodwill	162,484	166,998
Deferred income taxes	8,459	6,772
Intangible assets, net	43,027	41,787
Other assets	163,661	160,671

	$3,426,283	$3,197,544

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	(Dollars in thousands)
	October 2, 2005	January 2, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$150,074	$197,247
Accrued expenses:
Salaries and wages	43,949	46,971
Taxes	87,189	108,025
Insurance	58,471	53,160
Other	86,063	92,838
Advertising fund restricted liabilities	71,444	60,021
Current portion of long-term obligations	107,486	130,125

	604,676	688,387

Long-term obligations
Term debt	555,786	538,055
Capital leases	58,993	55,552

	614,779	593,607

Deferred income taxes	124,613	109,674
Other long-term liabilities	100,190	90,187

Commitments and contingencies

Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share,
Authorized: 200,000,000 shares,
Issued: 123,699,045 and 118,090,434 shares, respectively	12,370	11,809
Capital in excess of stated value	333,407	111,286
Retained earnings	1,848,571	1,700,813
Accumulated other comprehensive income (expense):
Cumulative translation adjustments and other	122,356	102,950
Pension liability	(913)	(913)

	2,315,791	1,925,945
Treasury stock at cost:
7,681,000 and 5,681,000 shares, respectively	(294,668)	(195,124)
Unearned compensation — restricted stock	(39,098)	(15,132)

	1,982,025	1,715,689

	$3,426,283	$3,197,544

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In thousands)
	Year-to-Date	Year-to-Date
	Ended	Ended
	October 2, 2005	September 26, 2004
Net cash provided by operating activities	$322,227	$377,051

Cash flows from investing activities
Proceeds from property dispositions	31,656	52,845
Capital expenditures	(249,645)	(229,036)
Acquisition of Bess Eaton	0	(41,500)
Acquisition of franchises	(5,351)	(8,780)
Principal payments on notes receivable	8,846	11,746
Short-term investments	0	24,655
Investments in joint venture and other investments	(1,160)	(496)
Other investing activities	(7,167)	(1,703)

Net cash used in investing activities	(222,821)	(192,269)

Cash flows from financing activities
Proceeds from employee stock options exercised	158,096	25,452
Repurchase of common stock	(99,544)	(80,409)
Principal payments on debt obligations	(27,575)	(57,974)
Dividends paid on common shares	(46,343)	(41,072)

Net cash used in financing activities	(15,366)	(154,003)

Effect of exchange rate changes on cash	3,094	2,704

Increase in cash and cash equivalents	87,134	33,483

Cash and cash equivalents at beginning of period	176,749	171,206

Cash and cash equivalents at end of period	$263,883	$204,689

Supplemental disclosures of cash flow information:
Interest paid	$26,602	$25,043
Income taxes paid	81,817	88,395
Capitalized lease obligations incurred	5,881	2,050
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. MANAGEMENT’S STATEMENT

In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary for a fair statement of the condensed financial position of Wendy’s International, Inc. and subsidiaries (the “Company”) as of October 2, 2005 and January 2, 2005, and the condensed results of operations and comprehensive income (see Note 4) for the quarters and year-to-date periods ended October 2, 2005 and September 26, 2004 and cash flows for the year-to-date periods ended October 2, 2005 and September 26, 2004. All of these financial statements are unaudited. The Notes to the audited Consolidated Financial Statements, which are contained in the Financial Statements and Other Information furnished with the Company’s 2005 Proxy Statement, should be read in conjunction with these Consolidated Condensed Financial Statements.
NOTE 2. NET INCOME PER SHARE

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of outstanding stock options and restricted stock, net of shares assumed to be repurchased from the proceeds, when dilutive. There were no options excluded from the computation of diluted earnings per common share for the third quarter 2005 as they were all dilutive. Options to purchase approximately 0.4 million shares of common stock were excluded from the computation of diluted earnings per common share for the year-to-date period ended October 2, 2005 and options to purchase approximately 4.4 million shares of common stock for the quarter and year-to-date periods ended September 26, 2004 were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares in the respective periods, and therefore, they are antidilutive.
The computations of basic and diluted earnings per common share are shown below (in thousands, except per share data):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Income for computation of basic and diluted earnings per common share	$72,088	$69,099	$194,104	$193,473

Weighted average shares outstanding for computation of basic earnings per common share	115,688	113,618	114,324	113,971

Dilutive stock options and restricted stock	1,968	1,533	1,969	1,932

Weighted average shares outstanding for computation of diluted earnings per common share	117,656	115,151	116,293	115,903

Basic earnings per common share	$.62	$.61	$1.70	$1.70

Diluted earnings per common share	$.61	$.60	$1.67	$1.67

NOTE 3. STOCK OPTIONS AND RESTRICTED STOCK

The Company has various stock option plans that provide options for certain employees and outside directors to purchase common shares of the Company. The Company uses the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Beginning in 2004, the Company began granting restricted stock, in lieu of providing stock options to some of its employees and outside directors. The Company recorded $4.8 million and $10.6 million in compensation expense for restricted stock for the quarter and year-to-date periods ended October 2, 2005, respectively, and $1.3 million and $2.6 million for the quarter and year-to-date periods ended September 26, 2004, respectively.
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

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Net income, as reported	$72,088	$69,099	$194,104	$193,473
Add: Stock compensation cost recorded under APB Opinion No. 25, net of tax	2,962	848	6,759	1,650
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(6,270)	(4,906)	(20,641)	(13,375)

Pro-forma net income	$68,780	$65,041	$180,222	$181,748

Earnings per share:
Basic as reported	$.62	$.61	$1.70	$1.70
Basic pro-forma	$.59	$.57	$1.58	$1.59

Diluted as reported	$.61	$.60	$1.67	$1.67
Diluted pro-forma	$.59	$.57	$1.55	$1.58
The above stock compensation cost calculated under SFAS No. 123, net of tax is based on costs generally computed over the vesting period of the award. SFAS No. 123R requires compensation cost for stock-based compensation awards to be recognized immediately for new awards granted to retirement eligible employees and over the period from the grant date to the date retirement eligibility is achieved, if that period is shorter than the normal vesting period. The table below shows the impact on the Company’s reported diluted earnings per share, which reflects only the impact of restricted stock which is currently expensed in the Company’s financial statements, and the impact on pro-forma diluted earnings per share, which reflects both stock options and restricted stock, as if the guidance on recognition of stock compensation expense for retirement eligible employees was applied to the periods reflected in the financial statements.

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Impact on:
Diluted as reported	—	—	$(.04)	$(.02)

Diluted pro-forma	$.01	$.01	$(.02)	$(.02)
The impact of applying SFAS No. 123 and SFAS No. 123R in this pro-forma disclosure is not necessarily indicative of future results.

NOTE 4. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income and total comprehensive income are shown below (in thousands):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Net income	$72,088	$69,099	$194,104	$193,473
Other comprehensive income:
Translation adjustments and other, net	42,333	36,820	19,406	17,934

Total comprehensive income	$114,421	$105,919	$213,510	$211,407

Other comprehensive income is primarily comprised of translation adjustments related to fluctuations in the Canadian dollar. There was a significant strengthening in the Canadian dollar during the third quarter of 2005 and 2004 and a slight strengthening in the Canadian dollar during the year to date periods of 2005 and 2004. At the end of the third quarter 2005, the Canadian exchange rate was $1.16 versus $1.24 at July 3, 2005 and $1.20 at January 2, 2005. At the end of the third quarter 2004, the Canadian exchange rate was $1.28 versus $1.35 at June 27, 2004 and $1.31 at December 28, 2003.
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

	Quarter Ended				Year-to-Date Ended
	October 2,	% of	September 26,	% of	October 2,	% of	September 26,	% of
	2005	Total	2004	Total	2005	Total	2004	Total
Revenues
Wendy’s	$600,857	62.5%	$610,843	66.8%	$1,804,861	64.3%	$1,810,593	68.1%
Hortons	307,271	32.0%	249,475	27.3%	843,655	30.1%	692,711	26.1%
Developing Brands	52,486	5.5%	53,710	5.9%	157,293	5.6%	154,379	5.8%

	$960,614	100.0%	$914,028	100.0%	$2,805,809	100.0%	$2,657,683	100.0%

Segment Operating Income
Wendy’s	$54,747	42.2%	$70,894	52.4%	$156,115	42.7%	$209,116	54.8%
Hortons	79,484	61.3%	66,839	49.4%	218,615	59.8%	181,332	47.5%
Developing Brands	(4,645)	(3.5)%	(2,337)	(1.8)%	(9,260)	(2.5)%	(9,086)	(2.3)%

	$129,586	100.0%	$135,396	100.0%	$365,470	100.0%	$381,362	100.0%

Capital Expenditures
Wendy’s	$48,660	51.9%	$37,374	38.1%	$134,400	53.8%	$118,014	51.5%
Hortons	43,331	46.1%	56,904	58.0%	108,331	43.4%	95,077	41.5%
Developing Brands	1,902	2.0%	3,814	3.9%	6,914	2.8%	15,945	7.0%

	$93,893	100.0%	$98,092	100.0%	$249,645	100.0%	$229,036	100.0%

A reconciliation of reportable segment operating income to consolidated operating income follows (in thousands):

	Quarter Ended		Year-to-Date Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Reportable segment operating income	$129,586	$135,396	$365,470	$381,362
Corporate charges (1)	(12,331)	(15,920)	(41,679)	(44,714)

Consolidated operating income	$117,255	$119,476	$323,791	$336,648

(1)	Corporate charges include certain overhead costs which are not allocated to individual segments.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The table below presents amortizable and unamortizable intangible assets as of October 2, 2005 and January 2, 2005 (in thousands):

	October 2, 2005			January 2, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Patents and trademarks	$45,683	$(7,344)	$38,339	$41,694	$(5,525)	$36,169
Purchase options	7,500	(5,832)	1,668	7,500	(5,323)	2,177
Other	5,574	(2,554)	3,020	5,443	(2,002)	3,441

	$58,757	$(15,730)	$43,027	$54,637	$(12,850)	$41,787

Unamortizable intangible assets:
Goodwill			$162,484			$166,998

Total intangibles amortization expense was $1.0 million and $2.9 million for the quarter and year-to-date ended October 2, 2005, respectively, and $.8 million and $2.5 million for the quarter and year-to-date ended September 26, 2004, respectively. The estimated annual intangibles amortization expense for 2006 and 2007 is approximately $3 million. For the years 2008 through 2010, the estimated annual intangibles amortization expense is approximately $2 million.
The $4.5 million decrease in goodwill and the $4.1 million increase in the gross carrying amount of patents and trademarks from January 2, 2005 primarily represent the final purchase price adjustment related to the Company’s February 2004 acquisition of a controlling interest in Cafe Express. The final purchase price adjustment was determined by the Company with the assistance of a third party. Recorded goodwill for Cafe Express as of January 2, 2005 was based on estimated values of assets and liabilities. The $7 million decrease in goodwill related to the Cafe Express purchase price adjustment was partially offset by Wendy’s acquisition of five stores in the second quarter and two stores in the third quarter of 2005. Goodwill is assigned to the Company’s reportable segments as follows (in thousands):

	October 2, 2005	January 2, 2005
Wendy’s	$79,149	$76,937
Hortons	25,703	25,450
Developing Brands	57,632	64,611

Total Goodwill	$162,484	$166,998

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

NOTE 7. INCOME TAXES

The Company’s effective income tax rate was 32.6% and 33.8% for the quarter and year-to-date, respectively, compared to the effective rate in 2004 of 36.5%. The lower 2005 effective rates primarily reflect permanent differences between accounting and tax income for foreign currency mark-to-market gains and fair value losses on certain foreign currency future contracts. The lower 2005 rates also reflect the geographic mix of the Company’s income and the lower year-to-date tax rate includes the favorable impact of new state tax legislation enacted in second quarter 2005. The effective tax rate benefits were partially offset by certain Hortons intial public offering (“IPO”) preparation expenses which are not deductible for tax purposes. The reduced 2005 rate increased EPS $.035 during the quarter and $.07 year-to-date.
NOTE 8. ACQUISITIONS AND INVESTMENTS

In the second quarter of 2005, the Company acquired five Wendy’s restaurants from a franchisee for $2.9 million. In the third quarter of 2005, the Company acquired two Wendy’s restaurants from a franchisee for $2.5 million. The Company is in the process of completing the purchase price allocation including the amount, if any, to be attributed to the reacquired right to use the Company’s trade name. There was no settlement gain or loss associated with these acquisitions.
NOTE 9. DISPOSITIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified certain land and building assets of the Wendy’s segment as “held for disposition” in the Consolidated Balance Sheet at October 2, 2005. The assets have been classified as held for disposition as a result of the Company’s strategic initiatives announced in July 2005. Depreciation of these assets has ceased and no gain or loss has been recorded as it is anticipated that proceeds on sale will exceed the net book value of the assets. The assets primarily include net book value of approximately $63 million of land, $59 million of buildings and $13 million of equipment and other assets. The Company believes these assets will be disposed of within the next twelve months.
NOTE 10. FOREIGN CURRENCY DERIVATIVES

In addition to its foreign currency exposure from ongoing operations, the Company has identified additional exposure to Canadian dollar exchange rates related to certain intercompany cross-border notes which were marked-to-market during the quarter. In connection with the planned IPO of Hortons, these intercompany notes are now expected to be repaid and, accordingly, were marked-to-market in the third quarter 2005. During the third quarter of 2005, $4.3 million was recorded as a transaction gain related to the intercompany notes. Previously, the translation of these intercompany notes was recorded into comprehensive income, rather than in the statement of income, in accordance with SFAS No. 52, “Foreign Currency Translation”. To manage this additional exposure, the Company entered into forward currency contracts to sell $500 million Canadian dollars and buy $427 million U.S. dollars. Under SFAS No. 133, these forward currency contracts are designated as highly effective cash flow hedges. In accordance with SFAS No. 133, the Company defers unrealized gains and losses arising from these contracts until the impact of the related transactions occur. The fair value unrealized losses on these contracts as of October 2, 2005 was $4.2 million.
Also, in the fourth quarter 2005 the Company entered into forward currency contracts to sell $578 million Canadian dollars and buy $491 million U.S. dollars in order to hedge certain net investment positions in Canadian subsidiaries. Under SFAS No.133, these forward currency contracts are designated as highly effective hedges and changes in the fair value of these instruments will be immediately recognized in other comprehensive income, to offset the change in the value of the net investment being hedged.
NOTE 11. GUARANTEES AND INDEMNIFICATIONS

The Company has guaranteed certain lease and debt payments primarily for franchisees, amounting to $179.2 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for leases amounting to an additional $21.0 million. These leases have been assigned to unrelated third parties, which have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $11.5 million in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years.
The following table summarizes guarantees of the Company (in thousands):

Balance at
October 2, 2005
Franchisee and other lease and loan guarantees:
Wendy’s	$167,515
Hortons	1,259
Developing Brands	10,419

Total	$179,193

Contingently liable rent on leases:
Wendy’s	$21,046

Letters of credit:
Wendy’s	$6,868
Hortons	4,597

$11,465

Total guarantees and indemnifications	$211,704

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
NOTE 12. RETIREMENT PLANS

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
Net periodic pension cost (credit) for the Plans for the quarters and year-to-date periods ended October 2, 2005 and September 26, 2004 consisted of the following (in thousands):

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Service cost	$1,554	$1,252	$4,084	$3,984
Interest cost	1,421	1,375	4,219	4,125
Expected return on plan assets	(2,059)	(1,855)	(5,695)	(5,565)
Amortization of prior service cost	(267)	(267)	(801)	(801)
Amortization of net (gain) loss	783	655	2,335	1,965

Net periodic pension cost	$1,432	$1,160	$4,142	$3,708

As of October 2, 2005, $10.5 million of contributions have been made to the Plans. No further contributions are expected in 2005.
NOTE 13. ADVERTISING COSTS

The Company participates in various advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Wendy’s U.S., Wendy’s of Canada, Hortons Canada, Hortons U.S. and Baja Fresh. In accordance with SFAS No. 45, “Accounting for Franchisee Fee Revenue”, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s Consolidated Statements of Income or Consolidated Statements of Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts as an, in substance, agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The current restricted assets and related restricted liabilities are identified on the Company’s balance sheets. In addition, certain long-term assets and liabilities of the advertising funds are classified as such on the balance sheet.
NOTE 14. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option-pricing model. The cost of the awards, including the related tax effects, will be recognized in the Consolidated Statement of Income. This statement eliminates the alternative to use the intrinsic value method for valuing stock based compensation, which typically resulted in recognition of no compensation cost. This statement was to become effective for interim or annual periods beginning after June 15, 2005, with early adoption encouraged. On April 15, 2005, the Securities and Exchange Commission issued Release No. 33-8568, which amended the date for compliance with SFAS No. 123R to the first interim or annual period of the first fiscal year beginning after June 15, 2005, with early adoption permitted. On October 27, 2005, the Company announced its Compensation Committee, after discussion with the Board of Directors, approved accelerated vesting of all outstanding stock options, except those held by the independent Directors of the Company. The decision to accelerate vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of SFAS No. 123R in the first quarter of 2006. This action will enable the Company to eliminate expense in 2006 and 2007 estimated to total approximately $13 million to $15 million pretax. The Company also believes this action will have a positive effect on employee morale and retention. The Compensation Committee imposed a holding period that will require all executive officers to refrain from selling net shares acquired upon any exercise of these accelerated options, until the date on which the exercise would have been permitted under the option’s original vesting terms or, if earlier, the executive officer’s death, disability or termination of employment. Under SFAS No. 123R, the classification of cash flows between operating and financing activities will be affected due to a change in treatment for tax benefits realized. As a result of the acceleration of vesting on the majority of the Company’s outstanding stock options, the Company does not expect the adoption of SFAS No. 123R to have a significant impact on its financial statements.
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

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist at the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period from the date of approval. This guidance shall be applied upon initial adoption of SFAS No. 123R. The Company does not expect adoption to have a significant impact on its financial statements.
In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The Company is currently in the process of evaluating the impact of adopting FSP FAS 13-1, but does not expect it to have a significant impact on its financial statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
Wendy’s International, Inc. and subsidiaries (the “Company”) produced third quarter revenues of $960.6 million, an increase of 5.1% over the prior year third quarter, and year-to-date revenues of $2.8 billion, an increase of 5.6% over the prior year-to-date. Diluted earnings per common share (“EPS”) were $.01 higher than the prior year third quarter at $.61 and even with the prior year-to-date at $1.67. Net income in 2005 increased from $69.1 million in 2004 to $72.1 million for the third quarter and from $193.5 million year-to-date in 2004 to $194.1 million year-to-date in 2005. Overall, Tim Hortons (“Hortons”) operating results improved due to continued average same-store sales gains and continued growth in system-wide restaurants, while Wendy’s operating results declined primarily due to lower average same-store sales and higher beef prices. As a result, Hortons’ operating income was substantially higher than Wendy’s operating income for both the quarter and year-to-date periods.
Compared to the prior year, the Company’s 2005 EPS was reduced by approximately $.015 and $.05 in the quarter and year-to-date, respectively, due to compensation expense associated with the Company’s restricted stock award program implemented in 2004. Wendy’s income was also adversely impacted by higher beef prices which reduced EPS approximately $.025 in the quarter and $.07 year-to-date. EPS benefited from changes in the Canadian dollar exchange rate by $.07 compared to the third quarter of 2004 and $.13 compared to year-to-date 2004. Included in these amounts is $.03 from a one-time, mark-to-market gain on cross-border intercompany notes. All of these EPS impacts assume normal effective tax rates.
Primarily reflecting the changes in the Canadian dollar, including the mark-to-market gain, the current quarter and year-to-date effective tax rate was reduced by 3.9% and 2.7%, respectively, compared to 2004. The reduction in the quarter and year-to-date tax rates also includes the impact from the geographic mix of the Company’s income. All of these decreases were partially offset by certain non-deductible Hortons initial public offering (“IPO”) preparation costs. The decrease in the year-to-date rate also reflects the favorable impact of new state tax legislation enacted in second quarter 2005. (See Note 7 – “Income Taxes”).
Average same-store sales results as a percentage change for the quarter and year-to-date versus prior year are listed in the table below. Franchisee sales are not included in the Company’s financial statements; however, franchisee sales result in royalties and some rental income that are included in the Company’s franchise revenues.

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Hortons — Canada(1)	3.6%	8.4%	5.0%	7.7%
Hortons — U.S.(1)	4.7%	9.8%	7.0%	10.1%
Wendy’s U.S. Company	(5.0)%	2.0%	(3.9)%	5.6%
Wendy’s U.S. Franchise	(5.5)%	0.9%	(3.5)%	3.9%
Baja Fresh U.S.(1)	(4.1)%	(7.5)%	(3.9)%	(6.3)%

(1)	Amounts include both company operated and franchised restaurants .
The increase in the Company’s revenues includes continued growth in the number of franchisee and company operated restaurants. Total franchisee and company operated restaurants increased 3.6% from the end of the third quarter 2004. The increase in the number of restaurants primarily relates to Wendy’s U.S. and Hortons operations. A summary of systemwide restaurants by brand is included on page 31.

In July 2005, the Company announced a number of strategic initiatives impacting the Wendy’s and Hortons brands to improve performance of the Wendy’s business and to enhance value for shareholders of the Company. See Management’s Outlook section below for further discussion of these initiatives.
OPERATING INCOME
Third quarter 2005 operating income (equal to income, before income taxes and interest — see chart on page 18) for the Company decreased $2.2 million, or 1.9%, compared to the third quarter of 2004 and decreased $12.9 million, or 3.8%, compared to the prior year-to-date. Operating income, as a percent of revenues, from the Company’s reportable segments decreased from 14.8% in 2004 to 13.5% in 2005 for the quarter and from 14.3% in 2004 to 13.0% in 2005 for the year-to-date. The primary driver of the decrease in reportable segment operating income in dollars and as a percent of sales was the decline in Wendy’s 2005 operating income. Lower average same-store sales significantly impacted Wendy’s operating income as many restaurant costs are fixed or semi-fixed. Wendy’s operating income was also significantly impacted by higher beef costs, which were up 18.4% for the quarter and 16.6% year-to-date. As a result, operating income for Wendy’s declined $16.1 million, or 22.8%, for the quarter and $53.0 million, or 25.3%, for the year-to-date. Hortons’ operating income increase of $12.6 million, or 18.9%, for the quarter and $37.3 million, or 20.6%, for the year-to-date was primarily driven by continued growth in systemwide restaurants, a stronger Canadian dollar, and strong same-store sales.
Corporate charges, included as part of total operating income, but not allocated to reportable segments, decreased $3.6 million in the quarter and $3.0 million year-to-date 2005. The decrease in the quarter and year-to-date both reflect a one-time, $4.3 million gain on the mark-to-market of cross-border intercompany notes and lower performance-based compensation accruals. These were partially offset by higher compensation expense related to the Company’s restricted stock award program and expenses related to the preparation of the IPO of Hortons. The year-to-date decrease also included the impact of lower severance and legal accruals in 2005.

OPERATING INCOME
(in thousands)

					Change From
	Quarter Ended				Prior Year
	October 2,	% of	September 26,	% of
	2005	Revenues	2004	Revenues	Dollars	Percentage
Wendy’s	$54,747	9.1%	$70,894	11.6%	$(16,147)	(22.8)%
Hortons	79,484	25.9%	66,839	26.8%	12,645	18.9%
Developing Brands*	(4,645)	(8.9)%	(2,337)	(4.4)%	(2,308)	(98.8)%

Reportable Segments	129,586	13.5%	135,396	14.8%	(5,810)	(4.3)%
Corporate**	(12,331)		(15,920)		3,589

Total Operating Income	$117,255	12.2%	$119,476	13.1%	$(2,221)	(1.9)%

					Change From
	Year-to-Date Ended				Prior Year
	October 2,	% of	September 26,	% of
	2005	Revenues	2004	Revenues	Dollars	Percentage
Wendy’s	$156,115	8.6%	$209,116	11.5%	$(53,001)	(25.3)%
Hortons	218,615	25.9%	181,332	26.2%	37,283	20.6%
Developing Brands*	(9,260)	(5.9)%	(9,086)	(5.9)%	(174)	(1.9)%

Reportable Segments	365,470	13.0%	381,362	14.3%	(15,892)	(4.2)%
Corporate**	(41,679)		(44,714)		3,035

Total Operating Income	$323,791	11.5%	$336,648	12.7%	$(12,857)	(3.8)%

*	Developing Brands includes Baja Fresh and Cafe Express.

**	Corporate charges include certain overhead costs which are not allocated to individual segments.

RESULTS OF OPERATIONS
Revenues for the current quarter and year-to-date as compared to the prior year were as follows:
REVENUES
(in thousands)

					Change From
	Quarter Ended				Prior Year
	October 2,	% of	September 26,	% of
	2005	Total	2004	Total	Dollars	Percentage
Retail sales
Wendy’s	$523,218	68.0%	$532,047	71.8%	$(8,829)	(1.7)%
Hortons	195,718	25.4%	157,579	21.3%	38,139	24.2%
Developing Brands*	50,492	6.6%	51,427	6.9%	(935)	(1.8)%

	$769,428	100.0%	$741,053	100.0%	$28,375	3.8%

Franchise revenues
Wendy’s	$77,639	40.6%	$78,796	45.6%	$(1,157)	(1.5)%
Hortons	111,553	58.4%	91,896	53.1%	19,657	21.4%
Developing Brands*	1,994	1.0%	2,283	1.3%	(289)	(12.7)%

	$191,186	100.0%	$172,975	100.0%	$18,211	10.5%

Total revenues
Wendy’s	$600,857	62.5%	$610,843	66.8%	$(9,986)	(1.6)%
Hortons	307,271	32.0%	249,475	27.3%	57,796	23.2%
Developing Brands*	52,486	5.5%	53,710	5.9%	(1,224)	(2.3)%

	$960,614	100.0%	$914,028	100.0%	$46,586	5.1%

					Change From
	Year-to-Date Ended				Prior Year
	October 2,	% of	September 26,	% of
	2005	Total	2004	Total	Dollars	Percentage
Retail sales
Wendy’s	$1,575,078	69.5%	$1,581,544	73.3%	$(6,466)	(0.4)%
Hortons	538,355	23.8%	429,278	19.9%	109,077	25.4%
Developing Brands*	151,050	6.7%	147,420	6.8%	3,630	2.5%

	$2,264,483	100.0%	$2,158,242	100.0%	$106,241	4.9%

Franchise revenues
Wendy’s	$229,783	42.4%	$229,049	45.9%	$734	0.3%
Hortons	305,300	56.4%	263,433	52.7%	41,867	15.9%
Developing Brands*	6,243	1.2%	6,959	1.4%	(716)	(10.3)%

	$541,326	100.0%	$499,441	100.0%	$41,885	8.4%

Total revenues
Wendy’s	$1,804,861	64.3%	$1,810,593	68.1%	$(5,732)	(0.3)%
Hortons	843,655	30.1%	692,711	26.1%	150,944	21.8%
Developing Brands*	157,293	5.6%	154,379	5.8%	2,914	1.9%

	$2,805,809	100.0%	$2,657,683	100.0%	$148,126	5.6%

*	Developing Brands includes Baja Fresh and Cafe Express.

WENDY’S
Retail Sales
Of the total Wendy’s retail sales, domestic Wendy’s retail sales decreased $13.8 million, or 2.9%, to $454.4 million in the quarter and decreased $20.0 million, or 1.4%, to $1.4 billion year-to-date. The domestic retail sales decrease is primarily due to a decrease in average restaurant sales, partially offset by an increase in the number of company operated restaurants open. Wendy’s third-quarter sales were also affected by hurricanes Katrina and Rita, which resulted in the loss of 1,460 full company store days. The following table summarizes the changes in average same-store sales, average number of transactions, average check, selling prices and total restaurants open for domestic company operated Wendy’s restaurants for third quarter and year-to-date 2005 and 2004:

	Quarter	Quarter	Year-to-Date	Year-to-Date
	Ended	Ended	Ended	Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004
Average same-store sales increase (decrease)	(5.0)%	2.0%	(3.9)%	5.6%
Increase (decrease) in average number of transactions	(8.0)%	(1.3)%	(6.0)%	1.9%
Increase in average check	3.2%	3.3%	2.2%	3.6%
Increase in selling prices	2.7%	0.8%	2.3%	0.7%
Total domestic company operated restaurants	1,351	1,302	1,351	1,302
Of Wendy’s total retail sales, Canadian Wendy’s retail sales were $54.3 million in the quarter, an increase of $5.8 million, or 12.0%, and $149.3 million, an increase of $13.3 million, or 9.8%, year-to-date. Virtually all of the increase in the quarter and year-to-date compared to 2004 was due to strengthening of the Canadian dollar. The number of Canadian Wendy’s company operated stores increased 6.0% from 2004, offset by a 1.8% decline in the quarter and 3.1% decline year-to-date in average same-store sales for company operated restaurants, in local currency. As of October 2, 2005 and September 26, 2004, Canadian company operated restaurants totaled 159 and 150, respectively.
Franchise Revenues
Of the total Wendy’s franchise revenues, domestic Wendy’s franchise revenues decreased $1.5 million, or 2.1%, to $70.0 million in the quarter and decreased $.7 million, or 0.4%, to $208.1 million year-to-date. The franchise revenues results were primarily due to a 5.5% and 3.5% decline in franchisee average same-store sales for the quarter and year-to-date, respectively, partially offset by a 2.5% increase in the number of domestic franchised restaurants for the quarter and year-to-date. Canadian franchise revenues were higher due primarily to the stronger Canadian dollar.
HORTONS
The significant majority of Hortons operations are in Canada. The strengthening of the Canadian dollar in 2005 versus 2004 increased amounts reported in U.S. dollars from Hortons on average by approximately 9% in the third quarter and year-to-date.
Retail Sales
A stronger Canadian dollar in 2005 accounted for approximately $14 million of the $38.1 million increase in retail sales for the quarter and approximately $39 million of the $109.1 million increase in retail sales year-to-date. The increases in retail sales for the quarter and year-to-date also include additional distribution sales at Hortons Canada of $20.6 million and $44.4 million, respectively, driven by an increase in franchise stores open and increases in average same-store sales. In addition, Hortons U.S. retail sales increased $5.0 million year-to-date 2005 as a result of acquiring 42 restaurants formerly operated under the Bess Eaton name in the second quarter of 2004.
Hortons’ year-to-date retail sales also includes an additional $17.1 million due to the consolidation of approximately 80 franchisees in the Company’s Consolidated Condensed Statement of Income beginning in the second quarter of 2004, in accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 46R. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact.

Franchise Revenues
The increase in Hortons’ franchise revenues over the prior year reflects the strengthening of the Canadian dollar which accounted for approximately $8 million of the $19.7 million increase for the quarter and approximately $21 million of the $41.9 million increase year-to-date. In addition, an increase in the number of franchise restaurants and an increase in Hortons Canada average same-store sales of 3.6% and 5.0% for the quarter and year-to-date, respectively, contributed to the increase in franchise revenues. Excluding the impact of the stronger Canadian dollar, Canadian rental income, (generally charged as a percent of sales) from restaurants leased to franchisees and Canadian royalties increased a combined $8.4 million in the quarter and $26.8 million year-to-date. The timing of full-sized traditional franchises sold to franchisees resulted in a $1.7 million increase and a $8.3 million decrease in franchise revenues compared to the prior year quarter and year-to-date, respectively. At October 2, 2005, total Hortons restaurants franchised were 2,705 versus 2,538 at September 26, 2004.
Hortons’ year-to-date 2005 franchise revenues were lower by $4.0 million due to the elimination of franchise revenues from approximately 80 franchisees consolidated into the Company’s Consolidated Condensed Statement of Income, which began in the second quarter of 2004 in accordance with FIN 46R. The elimination represents royalty and rent income which are considered “intercompany” when the franchisees are consolidated. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact.
DEVELOPING BRANDS
Developing Brands includes Baja Fresh and Cafe Express. The full results of Cafe Express’ operations have been included in the Company’s Consolidated Financial Statements since February 2004, when a controlling interest in Cafe Express was acquired by the Company. Previously, the Company accounted for its investment in Cafe Express using the equity method. As of October 2, 2005, Cafe Express included 19 company operated restaurants and Baja Fresh included a total of 146 company operated and 156 franchised restaurants.
Retail Sales
The year-to-date increase in Developing Brands retail sales was primarily due to the first quarter 2005 including three months of Cafe Express activity while the prior year included activity for only two months. Also, a higher average number of Baja Fresh company restaurants were open year-to-date 2005 than 2004. Offsetting these increases were average same-store sales decreases in Baja Fresh and Cafe Express company operated restaurants.
Franchise Revenues
Baja Fresh comprises all of the Developing Brands franchise revenues as Cafe Express does not have franchised restaurants. The decrease in franchise revenues for both the quarter and year-to-date was caused primarily by a decrease in average same-store sales at franchise restaurants. There were 156 Baja Fresh franchise restaurants at October 2, 2005 compared to 157 at September 26, 2004.

COST OF SALES, COMPANY RESTAURANT OPERATING COSTS, AND OPERATING COSTS
(in thousands)

	Quarter Ended				Change From Prior Year
	October 2,	% of	September 26,	% of
	2005	Total	2004	Total	Dollars	Percentage
Cost of sales
Wendy’s	$331,945	64.7%	$329,092	68.1%	$2,853	0.9%
Hortons	150,826	29.4%	121,078	25.1%	29,748	24.6%
Developing Brands*	30,348	5.9%	32,626	6.8%	(2,278)	(7.0)%

	$513,119	100.0%	$482,796	100.0%	$30,323	6.3%

Company restaurant operating costs
Wendy’s	$139,059	83.8%	$135,194	84.5%	$3,865	2.9%
Hortons	9,453	5.7%	7,909	5.0%	1,544	19.5%
Developing Brands*	17,401	10.5%	16,859	10.5%	542	3.2%

	$165,913	100.0%	$159,962	100.0%	$5,951	3.7%

Operating costs
Wendy’s	$4,722	10.8%	$5,063	13.8%	$(341)	(6.7)%
Hortons	39,084	89.2%	31,720	86.2%	7,364	23.2%
Developing Brands*	0	0.0%	0	0.0%	0	0.0%

	$43,806	100.0%	$36,783	100.0%	$7,023	19.1%

	Year-to-Date Ended				Change From Prior Year
	October 2,	% of	September 26,	% of
	2005	Total	2004	Total	Dollars	Percentage
Cost of sales
Wendy’s	$1,001,093	66.5%	$973,382	69.5%	$27,711	2.8%
Hortons	413,563	27.5%	333,054	23.8%	80,509	24.2%
Developing Brands*	91,353	6.0%	93,672	6.7%	(2,319)	(2.5)%

	$1,506,009	100.0%	$1,400,108	100.0%	$105,901	7.6%

Company restaurant operating costs
Wendy’s	$421,979	84.6%	$404,442	86.1%	$17,537	4.3%
Hortons	25,948	5.2%	17,000	3.6%	8,948	52.6%
Developing Brands*	50,839	10.2%	48,515	10.3%	2,324	4.8%

	$498,766	100.0%	$469,957	100.0%	$28,809	6.1%

Operating costs
Wendy’s	$14,532	12.4%	$14,601	13.5%	$(69)	(0.5)%
Hortons	102,309	87.6%	93,880	86.5%	8,429	9.0%
Developing Brands*	0	0.0%	0	0.0%	0	0.0%

	$116,841	100.0%	$108,481	100.0%	$8,360	7.7%

*	Developing Brands includes Baja Fresh and Cafe Express.

WENDY’S
Cost of Sales and Restaurant Operating Costs
Wendy’s cost of sales includes food, paper and labor costs for company operated restaurants and the cost of goods sold to franchisees from Wendy’s bun baking facilities. Of the total Wendy’s cost of sales, domestic Wendy’s company operated restaurant cost of sales decreased $1.0 million, or 0.3%, to $287.0 million in the quarter and increased $15.5 million, or 1.8%, to $873.4 million year-to-date. The year-to-date increase was driven primarily by an increase in the number of company operated restaurants and higher food costs (primarily beef), partially offset by a decrease in average same-store sales at company operated restaurants. Wendy’s domestic cost of sales as a percent of Wendy’s domestic retail sales increased 1.7% in the quarter and 2.0% year-to-date. Domestic food costs, as a percent of domestic retail sales, increased 0.1% in the quarter and 0.9% year-to-date, primarily reflecting an increase in beef prices. Partially offsetting the commodity cost increases was a 2.7% and 2.3% selling price increase for the quarter and year-to-date, respectively. Domestic Wendy’s labor costs, as a percent of sales, increased 1.5% in the quarter and 1.0% year-to-date, primarily reflecting the impact of lower average sales.
Wendy’s company restaurant operating costs include costs necessary to manage and operate restaurants, except cost of sales and depreciation. Of the total Wendy’s company restaurant operating costs, domestic Wendy’s company restaurant operating costs increased $3.8 million, or 3.1%, to $126.9 million in the quarter and $13.6 million, or 3.7%, to $382.2 million year-to-date. The domestic Wendy’s increase was primarily a result of the increase in the number of company operated restaurants open. Wendy’s domestic restaurant operating costs, as a percent of Wendy’s domestic retail sales, was 1.6% and 1.4% higher than the prior year quarter and year-to-date, respectively. The percentage increase in the quarter and year-to-date reflected the decrease in average same-store sales as many costs are essentially fixed. The number of domestic Wendy’s company operated restaurants increased by 49 from prior year to a total of 1,351 at October 2, 2005.
Of Wendy’s total cost of sales, Canadian Wendy’s cost of sales were $35.3 million, an increase of $3.8 million, or 12.0%, in the quarter and $99.2 million, an increase of $10.6 million, or 12.0%, year-to-date. Canadian Wendy’s company restaurant operating costs were essentially even with 2004 for the quarter and increased $3.8 million year-to-date. The combined $3.8 million increase in the quarter and $14.4 million year-to-date increase for cost of sales and company restaurant operating costs was primarily due to an approximate $4 million and $10 million impact for the quarter and year-to-date, respectively, from a stronger Canadian dollar. In addition, the increases reflect additional Canadian Wendy’s company operated restaurants, offset by a decrease in average same-store sales. Higher beef costs also increased cost of sales. The number of Wendy’s Canada company operated restaurants increased by 9, or 6.0%, from 2004. Canadian Wendy’s average same-store sales for company operated restaurants, in local currency, decreased 1.8% for the quarter and 3.1% year-to-date.
Operating Costs
Wendy’s operating costs include rent expense and other costs related to properties subleased to franchisees and costs related to operating and maintaining Wendy’s bun baking facilities. Total Wendy’s operating costs were comparable to the prior year, with a decrease of only $.3 million in the quarter and $.1 million year-to-date.
HORTONS
Cost of Sales
Hortons’ cost of sales includes food, paper and labor costs for company operated restaurants and the cost of dry goods sold to franchisees from Hortons’ distribution warehouses. The strengthening of the Canadian dollar accounted for approximately $11 million of the $29.7 million increase in the quarter and approximately $30 million of the $80.5 million increase year-to-date. Excluding the impact of the stronger Canadian dollar, the Hortons Canadian warehouse cost of sales increased $17.9 million to $132.0 million and $37.9 million to $361.3 million in the quarter and year-to-date, respectively. These increases primarily reflect additional sales to Canadian franchisees due to an increase of 127 franchised units, increases in average franchisee same-store sales and the impact of a change in mix of products sold to franchisees. Compared to 2004, Hortons Canadian warehouse costs of sales as a percent of Hortons Canadian warehouse retail sales increased ..7% to 83.1% in the quarter and .3% to 82.6% for the year-to-date, primarily due to an increase in coffee costs. Also, Hortons U.S. year-to-date cost of sales were higher as a result of acquiring 42 restaurants formerly operated under the Bess Eaton name in the second quarter of 2004.

The year-to-date increase in cost of sales also includes an additional $8.6 million for costs related to approximately 80 franchisees consolidated in the Company’s Consolidated Condensed Statement of Income beginning in the second quarter of 2004. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact.
Restaurant Operating Costs
The increase in Hortons’ year-to-date restaurant operating costs was primarily due to increased costs associated with the acquisition of 42 restaurants formerly operated under the Bess Eaton name in the second quarter of 2004. In addition, $3.9 million of the year-to-date increase is related to approximately 80 franchisees consolidated into the Company’s Consolidated Condensed Statement of Income in accordance with FIN 46R beginning in the second quarter 2004.
Operating Costs
Hortons’ operating costs include rent expense related to properties subleased to franchisees, cost of equipment sold to Hortons’ franchisees as part of the initiation of the franchise business, costs to operate and maintain the distribution warehouses and coffee roasting facility, and training and other costs to ensure successful franchise openings. The increase in the quarter and year-to-date over the prior year primarily includes higher rent expense and the impact of the stronger Canadian dollar. For the year-to-date versus 2004, these increases were partially offset by a reduction in equipment sold to franchisees as a result of fewer full-sized traditional franchises sold to franchisees. The higher rent expense reflects growth in the number of properties leased and then subleased to Canadian franchisees. The strengthening of the Canadian dollar also increased operating costs by approximately $3 million and $7 million over the prior quarter and year-to-date, respectively. Revenues from the sale of franchises and income from properties subleased to franchisees are included in franchise revenues.
DEVELOPING BRANDS
Cost of Sales and Restaurant Operating Costs
Baja Fresh comprises the significant majority of both the total Developing Brands cost of sales and company restaurant operating costs. The decrease in cost of sales for the quarter and year-to-date primarily relates to better control over food and labor costs at Baja Fresh, as well as lower average sales. Company restaurant operating costs for the quarter were essentially even with the prior year, while the year-to-date increase reflected higher advertising costs at Cafe Express, as well as the inclusion of nine months of activity for Cafe Express in 2005 versus eight months of activity in 2004. Prior to February 2004, Cafe Express was accounted for under the equity method.
CONSOLIDATED
General and Administrative Expenses
Consolidated general and administrative expenses increased $3.3 million, or 4.7%, to $73.7 million for the quarter and $12.8 million, or 6.1%, to $222.8 million year-to-date. The third quarter and year-to-date increases include $3.5 million and $8.0 million, respectively, of incremental compensation expense related to the Company’s restricted stock award program implemented in the second quarter of 2004. Prior to 2004, the Company’s equity based compensation program included only stock option grants which were accounted for under Accounting Principles Board Opinion No. 25 and not recognized as expense. The higher 2005 general and administrative expenses also includes approximately $1 million and $4 million for the quarter and year-to-date, respectively, due to a stronger Canadian dollar, as well as $2.1 million for IPO preparation costs recorded in third quarter 2005. These increases were partly offset by reduced performance-based bonus expense in the third quarter and year-to-date 2005. As a percent of revenues, general and administrative expenses were even with the prior year quarter and year-to-date at 7.7% and 7.9%, respectively.
Depreciation of Property and Equipment
Consolidated depreciation of property and equipment increased $4.6 million in the quarter, and $13.7 million year-to-date primarily reflecting additional restaurant development and a stronger Canadian dollar.
Other Income
Consolidated other income, net of other expense, includes amounts that are not directly derived from the Company’s primary businesses. This includes income from equity investments in joint ventures and other minority investments and expenses related to store closures, other asset write-offs and dispositions, foreign currency transaction gains and losses, employee severance costs and reserves for international and legal issues. Net consolidated other income increased $2.4 million and $8.5 million over the prior year quarter and year-to-date, respectively. The increase in the quarter and year-to-date both reflect a one-time, mark-to-market gain on intercompany cross-border notes of $4.3 million, as well as gains from the sales of Wendy’s leased properties to third parties. These gains were partially offset by an increase in legal reserves and the write-off of certain assets. The increase in the year-to date also reflects an impairment of three Baja markets in the second quarter of 2004 and higher corporate severance in 2004. Also included in the third quarter and year-to-date 2005 other income were approximately $10 million in costs associated with the write-off of certain assets due to hurricanes Katrina and Rita, which were offset by expected insurance proceeds, which may exceed the net book value of the associated assets.
Income Taxes
The Company’s effective income tax rate was 32.6% and 33.8% for the quarter and year-to-date, respectively, compared to the effective rate in 2004 of 36.5%. The lower 2005 effective rates primarily reflect permanent differences between accounting and tax income for foreign currency mark-to-market gains and fair value losses on certain foreign currency future contracts. The lower 2005 rates also reflect the geographic mix of the Company’s income and the lower year-to-date tax rate includes the favorable impact of new state tax legislation enacted in second quarter 2005. The effective tax rate benefits were partially offset by certain IPO preparation expenses which are not deductible for tax purposes. The reduced 2005 rate increased EPS $.035 during the quarter and $.07 year-to-date.
Foreign Currency
The primary currency exposure the Company has is to the Canadian dollar. The results of Wendy’s and Hortons’ Canadian operations are translated into U.S. dollars. In addition, certain intercompany cross-border receivables and payables must be “marked-to-market” each quarter with the income impact included in other income. The positive impact on 2005 EPS due to the stronger Canadian dollar on both the translation of Canadian operating results and favorable mark-to-market gains was approximately $.07 and $.13 for the quarter and year-to-date, respectively, when compared to 2004.
COMPREHENSIVE INCOME
Comprehensive income increased $8.5 million in the quarter and $2.1 million year-to-date. Net income increased $3.0 million and $0.6 million in the quarter and year-to-date, respectively, and the impact from translation and other adjustments increased comprehensive income $5.5 million and $1.5 million in the quarter and year-to-date, respectively. There was a strengthening in the Canadian dollar during the third quarter and year-to-date periods of 2005 and 2004. At the end of the third quarter 2005, the Canadian exchange rate was $1.16 versus $1.24 at July 3, 2005 and $1.20 at January 2, 2005. At the end of the third quarter 2004, the Canadian exchange rate was $1.28 versus $1.35 at June 27, 2004 and $1.31 at December 28, 2003.
FINANCIAL POSITION
Overview
The Company generates considerable cash flow each year from net income excluding depreciation and amortization. The main recurring requirement for cash is capital expenditures. In the last five years the Company has generated cash from operating activities in excess of capital expenditure requirements. Acquisition and investment activity can be an important expenditure, but the Company may borrow money to fund major purchases, such as the Company did when it acquired Baja Fresh in 2002. Share repurchases are part of the ongoing financial strategy utilized by the Company, and normally these repurchases come from cash on hand and the cash provided by option exercises. While the Company generated significant cash from option exercises in the current year, longer term, cash provided from option exercises should decrease as the Company has replaced stock options with restricted stock and restricted stock units. The Company increased its annual dividend payment rate by 12.5% in the first quarter of 2005 and 100% in 2004. In July 2005, the Company announced several strategic initiatives which will impact the Company’s financial position, one of which was to increase the dividend payment rate by an additional 25%, beginning in November 2005. Over the next two to three years the Company anticipates generating significant cash from an initial public offering of 15-18% of Hortons and from various other initiatives to sell Wendy’s real estate and Wendy’s franchise company operated restaurants. See the Management’s Outlook section below for further discussion of these initiatives.

Comparative Cash Flows
Cash flows from operations were $322.2 million year-to-date and $377.1 million for the prior year. The 2005 decrease was due to changes in working capital primarily related to the timing of receipts and disbursements relating to accounts payable, accounts receivable and accrued expenses. These timing differences were partially offset by higher net income before depreciation and amortization
Net cash used in investing activities totaled $222.8 million year-to-date 2005 compared to $192.3 million in 2004. The $30.5 million increase in net cash used in 2005 was primarily due to higher cash inflows in first quarter 2004 of $24.7 million due to the maturity of short term investments, $35.8 million due to the 2004 re-franchising of 35 Wendy’s Florida restaurants to franchisees, and an increase in 2005 capital expenditures of $20.6 million, primarily due to construction of a new Hortons Canadian distribution facility. These differences were partially offset by $41.5 million used for the acquisition of 42 Bess Eaton restaurants in 2004 which were converted to Tim Hortons restaurants.
Net cash used in financing activities totaled $15.4 million year-to-date 2005 compared to $154.0 million in 2004. The decrease of $138.6 million primarily related to increased 2005 proceeds from employee stock options exercised of $132.6 million and a decrease in net debt payments of $30.4 million. In 2005 the Company repaid $25.0 million of commercial paper borrowings compared to $40.0 million in commercial paper repayments in 2004. The Company also repaid $13.8 million related to debt assumed in connection with the Cafe Express investment in first quarter 2004. These increases were offset by higher 2005 repurchases of common shares of $19.1 million and a $5.3 million increase in dividend payments compared to 2005. In February 2005, The Board of Directors approved a 12.5% increase in the annual dividend rate from $.48 per share to $.54 per share. Beginning with the November 2005 dividend, the Board of Directors has approved an additional 25% increase in the annual dividend rate from $.54 per share to $.68 per share.
Liquidity and Capital Resources
Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities should provide for the Company’s projected short-term and long-term cash requirements, including cash for capital expenditures, potential share repurchases, dividends, repayment of debt (including the repayment of the 6.35% Notes due December 15, 2005), future acquisitions of restaurants from franchisees or other corporate purposes. Over the next two to three years, the Company anticipates generating significant amounts of cash from the strategic initiatives as discussed in the Management’s Outlook section below. The Company may use the cash generated from the IPO to repurchase common shares of its stock.
As of October 2, 2005, the Company had $1.1 billion remaining under its share repurchase program, including the additional authorization by the Board of Directors of $1 billion for share repurchases announced on July 29, 2005. Generally, the Company’s objective in its share repurchase program is to offset the dilution impact of the Company’s equity compensation program. Since 1998 and through the end of 2004, the Company has repurchased 40.4 million common and other shares exchangeable into common shares for $1.1 billion. Due to its previously announced strategic initiatives and the anticipated S-1 filing for the Hortons IPO, the Company expects to be precluded from repurchasing shares at certain times. See the Management’s Outlook section below for further discussion of these initiatives.
The Company has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to issue up to $500 million of securities. No securities under this filing have been issued. The Company also has a $200 million revolving credit facility. The revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The Company’s Senior Notes and debentures also have limits on liens that can be placed on the Company’s assets and limits on sale leaseback transactions. At October 2, 2005, the Company was in compliance with its covenants under the revolving credit facility and the limits of its Senior Notes and debentures, and no amounts under the revolving credit facility were outstanding. The Company also has the ability to borrow cash under its commercial paper program and had approximately $25 million outstanding at January 2, 2005, all of which was repaid in the first quarter of 2005.
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
Standard & Poor’s rates the Company’s senior unsecured debt BBB+. In the second quarter of 2005, Moody’s reduced the Company’s debt rating to Baa2 from Baa1, and in the fourth quarter 2005, Moody’s informed the Company that they are reviewing the Company’s debt rating again for possible downgrade. It is possible that Standard & Poor’s could also further review the Company’s debt rating. The Company is committed to a strong capital structure and financial profile, and intends to maintain an investment grade rating. If additional funds are needed for mergers, acquisitions or other strategic investments, the Company believes it could borrow additional cash and still maintain its investment grade rating. In the event the Company’s rating declines, the Company may incur an increase in borrowing costs. If the decline in the rating is significant, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include sales and cost trends, the Company’s cash position, cash flow, capital expenditures and stability of earnings.
MANAGEMENT’S OUTLOOK
New Strategic Initiatives
In July 2005, the Company announced comprehensive strategic initiatives intended to improve the performance of its Wendy’s business and to enhance value for its shareholders. These initiatives include the following:
Selling 15-18% of Hortons in an IPO
In order to improve shareholder returns, the Company’s Board of Directors approved a plan to sell 15-18% of Hortons in a tax-free IPO projected to be completed by the end of the first quarter of 2006. The Company would retain the remaining 82-85% of the Hortons business. The planned IPO preserves the ability to complete a tax-free spin-off of Hortons to Wendy’s shareholders if the Board decides to pursue such an initiative in the future. Factors leading to the decision to pursue a Hortons IPO include significant unit growth and average same-store sales improvements of more than 7% per year since 2000, Hortons’ improved ability to internally fund its growth, Hortons’ success with several vertical integration initiatives including its par-baking initiative with its joint venture partner and improved performance of the Hortons U.S. operations. The Company may use the cash generated from the IPO to repurchase common shares of its stock.
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

Authorization of additional $1 billion for share repurchase and a 25% increase in the Company’s annual dividend rate
The amount of cash generated from the Hortons IPO and the other strategic initiatives described above will depend on market and business conditions. Based on the Company’s strategic initiatives and cash flow projections, the Board of Directors authorized an additional $1 billion for share repurchases. As of October 2, 2005, the total remaining authorization for share repurchases was approximately $1.1 billion. The Company has repurchased 42.4 million common shares for approximately $1 billion since 1998. The Board of Directors also authorized a 25% increase in the Company’s annual dividend payment rate per share from $.54 to $.68, beginning with the dividend payment date scheduled for November 21, 2005. This increase is in addition to a 12.5% increase authorized by the Board in the first quarter of 2005. Going forward, the Company intends to target a dividend payout ratio in the range of 23%-27% of earnings, which is an increase from the current range of 18% to 22%. In October 2005, the Board of Directors approved a quarterly dividend of $0.17, payable on November 21 to shareholders of record as of November 7.
Company will repay $100 million of debt due December 15, 2005
In July 2005, the Company announced its intention to pay off the $100 million 6.35% Notes that are due December 15, 2005, using existing cash and current year cash flows. The Company had previously discussed either repaying or refinancing these notes.
2005 EPS Guidance
As part of the strategic planning process, the Company reviewed its financial outlook and the Company reduced its 2005 earnings per share growth goal from a previously announced goal of $2.20 to $2.26, to a range of $2.12 to $2.15 due to continued sales challenges, increased expenses due to hurricanes and preparation costs associated with the Hortons IPO.
The lower 2005 EPS target also reflects the Company’s decision to accelerate the vesting of its remaining unvested stock options and incur additional compensation expense in the fourth quarter of 2005. This action was taken by the Company’s Compensation Committee after discussion with the Board of Directors and is anticipated to eliminate expense in 2006 and 2007 totaling approximately $13 million to $15 million pretax. Related to this action, the Compensation Committee imposed a holding period that will require all executive officers to refrain from selling net shares acquired upon any exercise of these accelerated options, until the date on which the exercise would have been permitted under the option’s original vesting terms or, if earlier, the executive officer’s death, disability or termination of employment. The vesting of stock options held by the independent Directors of the Company is not changed by this action.
Ongoing Initiatives
In addition to the strategic initiatives discussed above, the Company will continue to focus on 2005 initiatives previously discussed, including new store development and other capital expenditures. The Company currently estimates that because of the strategic initiatives it will open 425-450 restaurants system-wide in 2005 compared to its previously announced goal of 510-560. The total stores to be opened is subject to the continued ability of the Company and its franchisees to complete permitting and meet other conditions and to comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. Overall, the 2005 growth rate in restaurants is expected to be approximately 3%, including store closures. The new unit openings will be concentrated in the Wendy’s North America and Hortons Canada markets.

Third quarter and year-to-date development of company and franchise stores for 2005 and 2004 is summarized in the chart below:

	Third	Third	Year-to-Date	Year-to-Date
	Quarter 2005	Quarter 2004	2005	2004
Wendy’s	46	61	137	159
Hortons	48	38	94	126
Developing Brands	2	8	16	33

Totals	96	107	247	318

Likewise, because of the strategic initiatives, total capital expenditures for 2005 are expected to be lower than the previous range of $335 million to $380 million for new restaurant development, warehousing, remodeling, maintenance and technology initiatives. Capital spending in 2005 includes a new distribution and warehousing facility to be completed in 2006 to better serve Hortons Canada distribution needs. The expected investment in the new facility is in excess of $70 million in Canadian dollars, of which approximately 25% was spent in 2004, and it is currently estimated that approximately 70% will be spent in 2005 and 5% in 2006. The 2005 capital expenditures also reflects the installation of double-sided grills in Wendy’s North America restaurants.
The Company’s Developing Brands segment consists of Baja Fresh and Cafe Express. Baja Fresh is in the Mexican segment of fast-casual restaurants and currently represents about 5% of the Company’s revenues. In 2004 and in the first three quarters of 2005, Baja Fresh was not profitable due primarily to declining average same-store sales and cost increases. In 2004 the Company closed and impaired a number of underperforming restaurants and recorded a $190 million goodwill impairment, with a goal of improving performance. Third quarter and year-to-date 2005 results for Baja Fresh reflect improved margins but not improved operating income over 2004. The Company’s strategy includes strengthening the management team, improving unit-level economics, evolving the concept and positioning future growth. The Company believes the concept has the potential to contribute to earnings long-term. Nevertheless, as with all developing companies, there are challenges to gaining customer acceptance and the industry is extremely competitive. Similar to Baja Fresh, Cafe Express is an evolving concept targeting to improve its unit level economics and position itself for future growth. Currently, Cafe Express is not profitable.
The Hortons U.S. business has operated at a cumulative breakeven the past three years, and same-store sales have grown approximately 9% since 2000. The Company plans to reposition its Hortons U.S. business by accelerating the franchising of Company operated stores and continuing to open new restaurants with franchisees. The Company will also review the performance of U.S. restaurants, including the New England locations acquired in 2004 and converted to Hortons. These units have produced lower than anticipated sales in their first year of operation, which has negatively affected profitability in the U.S. The Company will conduct a review for goodwill impairment in the fourth quarter. The Company will also continue to evaluate individual restaurants for possible closure and markets for possible impairment.
Off-Balance Sheet Arrangements
The Company has no “off-balance sheet” arrangements as of October 2, 2005 as that term is described by the SEC.

MARKET RISK
The Company remains exposed to the various market risks as reported as of January 2, 2005. The Company’s disclosures about market risk are incorporated herein by reference from pages AA-16 through AA-18 of the Company’s 2005 Proxy Statement filed with the SEC on March 31, 2005. In addition to its foreign currency exposure from ongoing operations, the Company has identified additional exposure to Canadian dollar exchange rates related to the planned Hortons IPO. To manage this additional exposure, the Company has entered into two types of hedges. In the third quarter of 2005 the Company entered into forward currency contracts to sell $500 million Canadian dollars and buy $427 million U.S. dollars. Under SFAS No. 133, these forward currency contracts are designated as highly effective cash flow hedges. In accordance with SFAS No. 133, the Company defers unrealized gains and losses arising from these contracts until the impact of the related transactions occur. The fair value unrealized losses on these contracts as of October 2, 2005 was $4.2 million.
Also, in the fourth quarter 2005 the Company entered into forward currency contracts to sell $578 million Canadian dollars and buy $491 million U.S. dollars in order to hedge certain net investment positions in the Company’s Canadian subsidiaries. Under SFAS No.133, these forward currency contracts are designated as highly effective hedges and changes in the fair value of these instruments will be immediately recognized in other comprehensive income, to offset the change in the value of the net investment being hedged.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
SYSTEMWIDE RESTAURANTS

			Increase /		Increase /
	As of	As of	(Decrease)	As of	(Decrease)
	October 2, 2005	July 3, 2005	From Prior Quarter	September 26, 2004	From Prior Year
Wendy’s
U.S.
Company	1,351	1,340	11	1,302	49
Franchise	4,666	4,652	14	4,552	114

	6,017	5,992	25	5,854	163

Canada
Company	159	158	1	150	9
Franchise	226	226	0	223	3

	385	384	1	373	12

Other International
Company	5	5	0	5	0
Franchise	343	346	(3)	340	3

	348	351	(3)	345	3

Total Wendy’s
Company	1,515	1,503	12	1,457	58
Franchise	5,235	5,224	11	5,115	120

	6,750	6,727	23	6,572	178

Tim Hortons
U.S.
Company	65	67	(2)	66	(1)
Franchise	207	197	10	167	40

	272	264	8	233	39

Canada
Company	31	32	(1)	28	3
Franchise	2,498	2,459	39	2,371	127

	2,529	2,491	38	2,399	130

Total Tim Hortons
Company	96	99	(3)	94	2
Franchise	2,705	2,656	49	2,538	167

	2,801	2,755	46	2,632	169

Baja Fresh
U.S.
Company	146	146	0	148	(2)
Franchise	156	157	(1)	157	(1)

Total Baja Fresh	302	303	(1)	305	(3)

Cafe Express
U.S.
Company	19	19	0	18	1

Total Cafe Express	19	19	0	18	1

Total System
Company	1,776	1,767	9	1,717	59
Franchise	8,096	8,037	59	7,810	286

	9,872	9,804	68	9,527	345

RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option-pricing model. The cost of the awards, including the related tax effects, will be recognized in the Consolidated Statement of Income. This statement eliminates the alternative to use the intrinsic value method for valuing stock based compensation, which typically resulted in recognition of no compensation cost. This statement was to become effective for interim or annual periods beginning after June 15, 2005, with early adoption encouraged. On April 15, 2005, the Securities and Exchange Commission issued Release No. 33-8568, which amended the date for compliance with SFAS No. 123R to the first interim or annual period of the first fiscal year beginning after June 15, 2005, with early adoption permitted. On October 27, 2005, the Company announced its Compensation Committee, after discussion with the Board of Directors, approved accelerated vesting of all outstanding stock options, except those held by the independent Directors of the Company. The decision to accelerate vesting of stock options was made primarily to reduce non-cash compensation cost that would have been recorded in future periods following the Company’s adoption of SFAS No. 123R in the first quarter of 2006. This action will enable the Company to eliminate expense in 2006 and 2007 estimated to total approximately $13 million to $15 million pretax. The Company also believes this action will have a positive effect on employee morale and retention. The Compensation Committee imposed a holding period that will require all executive officers to refrain from selling net shares acquired upon any exercise of these accelerated options, until the date on which the exercise would have been permitted under the option’s original vesting terms or, if earlier, the executive officer’s death, disability or termination of employment. Under SFAS No. 123R, the classification of cash flows between operating and financing activities will be affected due to a change in treatment for tax benefits realized. As a result of the acceleration of vesting on the majority of the Company’s outstanding stock options, the Company does not expect the adoption of SFAS No. 123R to have a significant impact on its financial statements.
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
In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist at the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period from the date of approval. This guidance shall be applied upon initial adoption of SFAS No. 123R. The Company does not expect adoption to have a significant impact on its financial statements.
In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The Company is currently in the process of evaluating the impact of adopting FSP FAS 13-1, but does not expect it to have a significant impact on its financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is incorporated by reference from the section titled “Market Risk” on page 30 of this Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
(a)	The Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b)	No change was made in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the Company’s repurchases of its common stock for the third quarter ended October 2, 2005:

			(c) Total Number of	(d) Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet be
	(a) Total Number of	(b) Average Price	Announced Plans or	Purchased Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs (1)
Period 7 (July 4, 2005 – August 7, 2005)	0	0	0	$1,225,221,397
Period 8 (August 8, 2005 – September 4, 2005)	2,000,000	$48.8545	2,000,000	$1,127,372,397
Period 9 (September 5, 2005 – October 2, 2005)	0	0	0	$1,127,372,397

Total	2,000,000	$48.8545	2,000,000	$1,127,372,397

(1)	At the beginning of 2005, approximately $226.9 million remained under the repurchase authorization as approved by the Company’s Board of Directors. In July 2005, the Board of Directors authorized an additional $1 billion for the repurchase of common shares. As of October 2, 2005, approximately $1.1 billion remained under these authorizations.
ITEM 6. EXHIBITS
(a)	Index to Exhibits on Page 36.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S INTERNATIONAL, INC.
(Registrant)

Date: November 10, 2005	/s/ Kerrii B. Anderson

Kerrii B. Anderson
Executive Vice President and
Chief Financial Officer

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Description	Page No.
10	Release and Settlement Agreement with Thomas J. Mueller	37 -44

31(a)	Rule 13a-14(a)/15d-14(a) Certification of	45
	Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of	46
	Chief Financial Officer

32(a)	Section 1350 Certification of	47
	Chief Executive Officer

32(b)	Section 1350 Certification of	48
	Chief Financial Officer

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	49 — 51
The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instrument do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.