Form 10-K
period 2006-01-01
WENDYS INTERNATIONAL INC
filed 2006-03-06
CIK 105668

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2006

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-8116

WENDY’S INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Ohio	31-0785108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 256, 4288 West Dublin- Granville Road, Dublin, Ohio	43017-0256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 614-764-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, $.10 stated value (114,319,740 shares outstanding at February 5, 2006)	Name of each exchange on which registered New York Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☒    NO  ☐.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one);    Large accelerated filer  ☒    Accelerated filer  ☐ Non-accelerated filer  ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which such voting stock was last sold, as of July 1, 2005, was $5,490,025,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s 2006 Proxy Statement, which will be filed no later than 120 days after January 1, 2006, are incorporated by reference into Part III hereof.

Exhibit index on pages 95-97.

WENDY’S INTERNATIONAL, INC.

2005 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

The Company

Wendy’s International, Inc. was incorporated in 1969 under the laws of the State of Ohio. Wendy’s International, Inc. and its subsidiaries are collectively referred to herein as the “Company.”

The Company is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service and fast-casual restaurants serving high quality food. At January 1, 2006, there were 6,746 Wendy’s restaurants (“Wendy’s”) in operation in the United States and in 18 other countries and territories. Of these restaurants, 1,502 were operated by the Company and 5,244 by the Company’s franchisees.

At January 1, 2006, the Company and its franchisees operated 2,885 Tim Hortons (“Hortons”) restaurants with 2,597 restaurants in Canada and 288 restaurants in the United States. Of these restaurants open at January 1, 2006, only 95 were company operated. In 2005, the Company announced its intention to sell 15-18% of Hortons in an initial public offering (“IPO”) of Hortons shares in the quarter ending April 2, 2006, while holding a controlling 82% to 85% interest.

At January 1, 2006, the Company and its franchisees operated 299 Baja Fresh restaurants in 21 states. This included 142 company operated restaurants and 157 franchise restaurants.

Additionally, at January 1, 2006, the Company operated 19 Cafe Express restaurants in Texas. Cafe Express has no franchisee operated restaurants.

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

Baja Fresh offers a range of fast-casual, fresh Mexican food. The menu includes a variety of fresh, flavorful food including burritos, tacos, quesadillas, nachos, beans, rice, salads and soup.

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

Generally, the Company does not sell food or supplies, other than sandwich buns, to its Wendy’s or Baja Fresh franchisees. However, the Company has arranged for volume purchases of many of these products. Under the purchasing arrangements, independent distributors purchase certain products directly from approved suppliers and then store and sell them to local company and franchised restaurants. These programs help assure availability of products and provide quantity discounts, quality control and efficient distribution. These advantages are available both to the Company and to its franchisees.

Under the Hortons Canada franchise arrangements, the franchisee is required to purchase certain products such as coffee, sugar and restaurant supplies from a Hortons’ subsidiary. All of these products are distributed from five warehouses located across Canada. Products are delivered to Hortons Canada restaurants primarily by Hortons’ fleet of trucks and trailers. The franchisees are also required to purchase par-baked and other products from an outside distributor that is provided with products from Hortons’ joint venture with IAWS Group plc (“Hortons’ Joint Venture”). Both company and franchise stores of Hortons U.S. purchase products from a supplier that has been approved by the Company.

The New Bakery Co. of Ohio, Inc. (“Bakery”), a wholly-owned subsidiary of the Company, is a producer of buns for Wendy’s restaurants. At January 1, 2006, the Bakery supplied 728 restaurants operated by the Company and 2,456 restaurants operated by franchisees. At the present time, the Bakery does not manufacture or sell any other products.

See Note 12 on pages 83 through 85 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding revenues, income before interest and income taxes and total assets attributable to the Company’s segments and for financial information attributable to certain geographical areas.

Raw Materials

The Company and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products which are necessary to restaurant operations. The Company anticipates no such shortages of products and, except for par-baked products provided by the Hortons’ Joint Venture, alternate suppliers are available.

Par-baked products used to prepare donuts by all Hortons company operated and franchisee restaurants in Canada and the U.S. are manufactured at the Hortons’ Joint Venture North America facility using proprietary processes. Due to the proprietary nature of the manufacturing process, alternative suppliers for all of the par-baked products are not readily available, although alternative suppliers are available for some of Hortons’ donuts. As a result, although several weeks of par-baked product supply are usually in the distribution supply chain, if the operations of the Hortons’ Joint Venture North America facility were to be significantly and negatively impacted by an unexpected event, it is possible that the Canada and U.S. Hortons restaurants would be unable to provide donuts and other par-baked products to their customers for a period of time.

Trademarks and Service Marks of the Company

The Company has registered certain trademarks and service marks in the United States Patent and Trademark office and in international jurisdictions, some of which include “Wendy’s”, “Old Fashioned Hamburgers”, “Quality Is Our Recipe”, “Tim Hortons”, “Timbits”, “Your Friend Along the Way”, “Baja Fresh” and “Cafe Express and design”. The Company believes that these and other related marks are of material importance to the Company’s business. Domestic trademarks and service marks expire at various times from 2006 to 2015, while international trademarks and service marks have various durations of five to 20 years. The Company generally intends to renew trademarks and service marks which are scheduled to expire.

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

In 2001, the Company acquired rights for the continued use of the name and likeness of Mr. Ronald V. Joyce, a former director of the Company and co-founder of Hortons, following his retirement from the Company in 2001.

Seasonality

The Company’s business is moderately seasonal. Wendy’s average restaurant sales are normally higher during the summer months than during the winter months. In the Hortons business, sales are typically higher in the fourth quarter due, in part, to a higher number of restaurant openings and sales of holiday packaged coffee and other merchandise, and are generally lower in the first quarter due to fewer restaurant openings and post-holiday spending patterns. Because our business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Working Capital Practices

Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities should provide for the Company’s projected short-term and long-term cash requirements, including cash for capital expenditures, potential share repurchases, dividends, repayment of debt, future acquisitions of restaurants from franchisees or other corporate purposes. The Company also has a commercial paper program that could provide additional working capital.

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

The Company’s competitive position at its Wendy’s restaurants is enhanced by its use of fresh ground beef, its unique and diverse menu, promotional products, its wide choice of condiments and the atmosphere and decor of its restaurants. Hortons is known for the freshness of its wide variety of baked goods and for its excellent coffee. Baja Fresh is known for fresh, flavorful Mexican food. Cafe Express is in the upscale fast-casual segment of the restaurant industry blending high-quality food with self-service and offers a broad and unique menu appealing to customers with a love for great food.

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

See Notes 7 and 8 on pages 76 through 78 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding acquisitions and dispositions.

International Operations

Markets in Canada are currently being developed for both company owned and franchised restaurants of Wendy’s and Hortons. Baja Fresh and Cafe Express operate in the United States only. The Company has granted development rights for the countries and territories listed under Item 2 on page 16 of this Form 10-K.

Franchised Wendy’s Restaurants

As of January 1, 2006, the Company’s franchisees operated 5,244 Wendy’s restaurants in 50 states, Canada and 17 other countries and territories.

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

The Wendy’s Unit Franchise Agreement requires that the franchisee pay a royalty of 4% of gross sales, as defined in the agreement, from the operation of the restaurant. The agreement also typically requires that the franchisee pay the Company a technical assistance fee. In the United States, the standard technical assistance fee required under a newly executed Unit Franchise Agreement is currently $25,000 for each restaurant.

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

The rights and obligations governing franchisees who wish to develop internationally are currently contained in the Franchise Agreement and Services Agreement (the “Agreements”) which are issued upon approval of a restaurant site. The Agreements are for an initial term of 20 years or the term of the lease for the restaurant site, whichever is shorter. The Agreements license the franchisee to use the Company’s trademarks and know-how in the operation of the restaurant. Upon execution of the Agreements, the franchisee is required to pay a technical assistance fee. Generally, the technical assistance fee is $30,000 for each restaurant. Currently, the franchisee is required to pay monthly fees, usually 4%, based on the monthly gross sales of the restaurant, as defined in the Agreements.

See Schedule II on page 94 of this Form 10-K, and Management’s Discussion and Analysis on pages 21 through 48 and Note 9 on pages 78 and 79 of the Financial Statements and Supplementary Data included in Item 8 herein for further information regarding reserves, commitments and contingencies involving franchisees.

Franchised Hortons Restaurants

As of January 1, 2006, the Company’s franchisees operated 2,564 Hortons restaurants in Canada and 226 restaurants in seven states.

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

Franchised Baja Fresh Restaurants

As of January 1, 2006, the Company’s franchisees operated 157 Baja Fresh restaurants in 15 states.

Each Baja Fresh area developer is required to enter into two types of agreements: an Area Development Agreement (“ADA”) and a franchise agreement for each restaurant opened under the ADA. The ADA establishes the timing and number of stores to be developed in an area. Pursuant to the current ADA, a franchisee is required to pay a non-refundable $50,000 initial franchise fee for the first restaurant, plus an initial development fee (which will be credited back as restaurants are opened) equal to $17,500 multiplied by the total number of restaurants required under the ADA (excluding the first restaurant). As each new site is accepted under the ADA, the franchisee signs a franchise agreement and lease on the premises and pays an initial franchise fee of $35,000, less a credit of $17,500 from the initial development fee previously paid by the franchisee (until the development fee has been exhausted). The current ADA fixes royalties payable to the Company under each single restaurant franchise agreement to 5% of the franchisee’s gross sales, as defined in the franchise agreement. For restaurants currently opened pursuant to older ADAs, lower initial franchise fees and royalty rates may apply (as low as a $20,000 initial franchise fee and 4% royalty rate for certain franchisees, including those who had entered into ADAs with the Company prior to fiscal year ended 1999).

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

See Note 11 on pages 82 and 83 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding advertising.

Personnel

As of January 1, 2006, the Company employed approximately 57,000 people, of whom approximately 53,000 were employed in company operated restaurants. The total number of full-time employees at that date was approximately 10,000. The Company believes that its employee relations are satisfactory.

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

Item 1A.	Risk Factors

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. The Company is under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

The Company’s sale of Hortons to the public, and proposed spin-off thereafter, may not occur, and the Company may not achieve the expected benefits of the sale or spin-off.

A Form S-1 registration statement has been filed with the Securities and Exchange Commission as part of the Company’s strategic initiative to sell 15-18% of Hortons in an IPO and proposed subsequent spin-off; however, the registration statement has not yet become effective. Changes in Hortons’ business results or market conditions, as well as other factors, could affect the decision to proceed with the IPO. In addition, numerous risks to the Company are inherent in the contemplated IPO. For example, the Company cannot predict the price or demand for the common stock to be sold, and the Company cannot make any assurance of the successful completion of the IPO or the aggregate proceeds that the Company may receive in connection with the IPO. During the registration process, the Company has and will devote resources to completing the IPO, which may have and may continue to divert the attention of the Company and its management team from the operation of its business. Similarly, the Company has and expects to continue to incur costs of counsel, accountants, underwriters and other advisors during the IPO. The Company may not achieve the operational and financial efficiencies anticipated as part of the IPO.

The Company currently intends, assuming a successful IPO, to spin-off Hortons common stock that it owns as soon as practical, which is expected to occur by December 31, 2006; however, the Company cannot predict exactly when, if ever, the spin-off will occur. For example, if the market for Hortons shares falls dramatically or if the spin-off cannot be completed as a tax-free transaction for the Company, the Company may decide to delay the spin-off or to forego the spin-off altogether.

The quick service restaurant segment is highly competitive, and that competition could lower revenues, margins and market share.

The quick service restaurant segment of the foodservice industry is intensely competitive regarding price, service, location, personnel and type and quality of food. The Company and its franchisees compete with international, regional and local organizations primarily through the quality, variety and value perception of food products offered. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development by the Company and its competitors. The Company anticipates intense competition will continue to focus on pricing. Some of the Company’s competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. In addition, the Company’s system competes within the food service market and the quick service restaurant segment not only for customers but also for management and hourly employees, suitable real estate sites and qualified franchisees. If the Company is unable to maintain its competitive position, it could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

Changes in economic, market and other conditions could adversely affect the Company and its franchisees, and thereby the Company’s operating results.

The quick-service restaurant industry is affected by changes in international, national, regional, and local economic conditions, consumer preferences and spending patterns, demographic trends, consumer perceptions of food safety, weather, traffic patterns, the type, number and location of competing restaurants, and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, food costs, labor and benefit costs, legal claims, and the availability of management and hourly employees also affect restaurant operations and administrative expenses. The ability of the Company and its franchisees to finance new restaurant development, improvements and additions to existing restaurants, and the acquisition of restaurants from, and sale of restaurants to, franchisees is affected by economic conditions, including interest rates and other government policies impacting land and construction costs and the cost and availability of borrowed funds.

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to each of the Company’s brand’s reputation and swiftly affect sales and profitability.

Reports, whether true or not, of food-borne illnesses (such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and injuries caused by food tampering have in the past severely injured the reputations of participants in the quick service restaurant segment and could in the future affect the Company as well. Each of the Company’s brand’s reputation is an important asset to the business; as a result, anything that damages a brand’s reputation could immediately and severely hurt systemwide sales and, accordingly, revenues and profits. If customers become ill from food-borne illnesses, the Company could also be forced to temporarily close some restaurants. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect system sales on a local, regional or systemwide basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of the Company’s restaurants, could materially harm the Company’s business.

Failure to successfully implement the Company’s growth strategy could reduce, or reduce the growth of, the Company’s revenue and net income.

The Company plans to increase the number of Wendy’s, Hortons and Baja Fresh restaurants, but may not be able to achieve its growth objectives and any new restaurants may not be profitable. The opening and success of restaurants depends on various factors, including:

•	competition from other quick service restaurants in current and future markets;
•	the degree of saturation in existing markets;
•	the identification and availability of suitable and economically viable locations;
•	sales levels at existing restaurants;
•	the negotiation of acceptable lease or purchase terms for new locations;
•	permitting and regulatory compliance;
•	the ability to meet construction schedules;
•	the availability of qualified franchisees and their financial and other development capabilities (including their ability to obtain acceptable financing);

•	the ability to hire and train qualified management personnel; and
•	general economic and business conditions.

If the Company is unable to open as many new restaurants as planned, if the stores are less profitable than anticipated or if the Company is otherwise unable to successfully implement its growth strategy, revenue and profitability may grow more slowly or even decrease, which could cause the Company’s stock price to decrease.

The Hortons brand may not effectively expand its presence in the U.S., where that brand is not as well known and where competitive conditions and markets may differ from those to which Hortons is accustomed.

The Company plans to continue expanding its Hortons brand in the U.S., including into areas where customers are unfamiliar with Hortons. The Company will need to build brand awareness in those markets through greater investments in advertising and promotional activity than in comparable Canadian markets and those activities may not promote the Hortons brand as effectively as intended, if at all.

Many of the U.S. markets into which expansion of the Hortons brand is contemplated will have competitive conditions, consumer tastes and discretionary spending patterns that differ from Hortons’ existing markets. The Company may need to adapt that brand and Hortons restaurants to those markets. Those markets may have lower average unit sales, and may have higher construction, occupancy or operating costs than existing Hortons restaurants. Sales and profits at restaurants opened in new markets may take longer to reach expected levels or may never do so.

In addition, if Hortons restaurants are less profitable in U.S. markets, the Company could have difficulty finding qualified U.S. franchisees willing to participate in the expansion. This could limit the Company’s ability to expand or could dilute the quality of Hortons franchisees, either of which would likely negatively impact revenue growth and operating results. The Company also currently provides financing support to new U.S. franchisees; if U.S. restaurants are not successful, the Company may have to expand its financing support programs or extend financing on more generous terms, either of which could increase costs and thus decrease the Company’s net income.

The Company and its franchisees are affected by commodity market fluctuations, which could reduce profitability or sales and shortages or interruptions in the supply or delivery of perishable food products could damage a brands’ reputation and adversely affect the Company’s operating results.

The Company and its franchisees purchase large quantities of food and supplies, which can be subject to significant price fluctuations due to seasonal shifts, climate conditions, industry demand, changes in international commodity markets and other factors. The Company and its franchisees are dependent on frequent deliveries of perishable food products that meet certain specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which would likely lower revenues, damage the Company’s reputation and otherwise harm its business.

Current restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all.

The success of any restaurant depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. If the Company and its franchisees cannot obtain desirable locations at reasonable prices the ability to effect the Company’s growth strategy will be adversely affected.

Changing health or dietary preferences may cause consumers to avoid products offered by the Company in favor of alternative foods.

The foodservice industry is affected by consumer preferences and perceptions. If prevailing health or dietary preferences and perceptions cause consumers to avoid these products offered by the Company’s restaurants in favor of alternative or healthier foods, demand for the Company’s products may be reduced and its business could be harmed.

The Company is subject to health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose the Company to litigation, damage the Company’s or a brand’s reputation and lower profits.

The Company and its franchisees are subject to various federal, state and local laws affecting their businesses. The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990. If the Company fails to comply with any of these laws, it may be subject to governmental action or litigation, and its reputation could be accordingly harmed. Injury to the Company’s or a brand’s reputation would, in turn, likely reduce revenues and profits.

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among quick service restaurants. As a result, the Company may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of its food products, which could increase expenses. The operation of the Company’s franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect the Company’s operations, particularly its relationship with its franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales. Changes in applicable accounting rules imposed by governmental regulators or private governing bodies could also affect the Company’s reported results of operations, and thus cause its stock price to fluctuate or decline.

Litigation from customers, franchisees, employees and others could harm the Company’s or a brand’s reputation and impact operating results.

Claims of illness or injury relating to food quality or food handling are common in the food service industry. In addition, class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat foods and that quick service restaurants’ marketing practices have encouraged obesity. In addition to decreasing the Company’s sales and profitability and diverting management resources, adverse publicity or a substantial judgment against the Company or one of its brands could negatively impact the Company’s or brand’s reputation, hindering the ability to attract and retain qualified franchisees and grow the business.

Further, the Company may be subject to employee, franchisee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. These types of claims, as well as other types of lawsuits to which the Company is subject to from time to time, can distract management’s attention from core business operations.

The Company may not be able to adequately protect its intellectual property, which could decrease the value of the Company or its brands and products.

The success of the Company’s business depends on the continued ability to use existing trademarks, service marks and other components of each of the Company’s brands in order to increase brand awareness and further develop branded products. The Company may not be able to adequately protect its trademarks, and the use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. All of the steps the Company has taken to protect its intellectual property may not be adequate.

The Company’s earnings and business growth strategy depends in large part on the success of its franchisees, and the Company’s or a brand’s reputation may be harmed by actions taken by franchisees that are outside of the Company’s control.

A portion of the Company’s earnings comes from royalties, rents and other amounts paid by the Company’s franchisees. Franchisees are independent contractors, and their employees are not employees of the Company. The Company provides training and support to, and monitors the operations of, its franchisees, but the quality of their restaurant operations may be diminished by any number of factors beyond the Company’s control. Consequently, franchisees may not successfully operate stores in a manner consistent with the Company’s high standards and requirements and franchisees may not hire and train qualified managers and other restaurant personnel. Any operational shortcoming of a franchise restaurant is likely to be attributed by consumers to an entire brand or the Company’s system, thus damaging the Company’s or a brand’s reputation and potentially affecting revenues and profitability.

Ownership and leasing of significant amounts of real estate exposes the Company to possible liabilities and losses.

The Company owns the land and building, or leases the land and/or the building, for many system restaurants. Accordingly, the Company is subject to all of the risks associated with owning and leasing real estate. In particular, the value of the Company’s assets could decrease, and its costs could increase, because of changes in the investment climate for real estate, demographic trends and supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, as well as liability for environmental conditions. The Company generally cannot cancel these leases. If an existing or future store is not profitable, and the Company decides to close it, the Company may nonetheless be committed to perform its obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of the leases expires, the Company may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause the Company to close stores in desirable locations.

The Company intends to evaluate acquisitions, joint ventures and other strategic initiatives, any of which could distract management or otherwise have a negative effect on revenues, costs and stock price.

The Company’s future success may depend on opportunities to buy or obtain rights to other businesses or technologies that could complement, enhance or expand its current business or products or that might otherwise offer growth opportunities. In particular, the Company intends to evaluate potential mergers, acquisitions, joint venture investments, strategic initiatives, alliances, vertical integration opportunities and divestitures. The Company’s attempt to engage in these transactions may expose it to various inherent risks, including:

•	accurately assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;
•	the potential loss of key personnel of an acquired business;
•	the ability to achieve projected economic and operating synergies;

•	difficulties successfully integrating, operating, maintaining and managing newly acquired operations or employees;
•	difficulties maintaining uniform standards, controls, procedures and policies;
•	unanticipated changes in business and economic conditions affecting an acquired business;
•	the possibility of impairment charges if an acquired business performs below expectations; and
•	the diversion of management’s attention from the existing business to integrate the operations and personnel of the acquired or combined business or implement the strategic initiative.

The Company’s annual and quarterly financial results may fluctuate depending on various factors, many of which are beyond its control, and, if the Company fails to meet the expectations of securities analysts or investors, the Company’s share price may decline.

The Company’s sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond its control. Certain events and factors may directly and immediately decrease demand for the Company’s products. If customer demand decreases rapidly, the Company’s results of operations would also decline precipitously. These events and factors include:

•	variations in the timing and volume of the Company’s sales and franchisees’ sales;
•	sales promotions by the Company and its competitors;
•	changes in average same-store sales and customer visits;
•	variations in the price, availability and shipping costs of supplies;
•	seasonal effects on demand for the Company’s products;
•	unexpected slowdowns in new store development efforts;
•	changes in competitive and economic conditions generally;
•	changes in the cost or availability of ingredients or labor;
•	weather and acts of God;
•	changes in the number of franchise agreement renewals; and
•	foreign currency exposure.

Catastrophic events may disrupt the Company’s business.

Unforeseen events, including war, terrorism and other international conflicts, public health issues, and natural disasters such as earthquakes, hurricanes or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt the Company’s operations, disrupt the operations of franchisees, suppliers or customers, or result in political or economic instability. These events could reduce demand for the Company’s products or make it difficult or impossible receive products from suppliers.

The Company’s international operations are subject to various factors of uncertainty.

The Company’s business outside of the United States is subject to a number of additional factors, including international economic and political conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of royalties from international franchisees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate franchisees, and joint venture partners. Although the Company believes it has developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

The Company may from time to time sell real estate and company operated restaurants to its franchisees.

The disposition of company operated restaurants to new or existing franchisees is part of the Company’s strategy to develop the overall health of the system by acquiring restaurants from, and disposing of restaurants to, franchisees where prudent. The realization of gains from future dispositions of restaurants depends in part on the ability of the Company to complete disposition transactions on acceptable terms. The sale of real estate previously leased to franchisees is generally part of the program to improve the Company’s return on invested capital. There are various reasons why the program might be unsuccessful, including changes in economic, credit market, real estate market or other conditions, and the ability of the Company to complete sale transactions on acceptable terms and at or near the prices estimated as attainable by the Company.

The Hortons joint venture has uncertainties.

The success of the joint venture to manufacture and distribute par-baked products for Hortons restaurants could be affected by a number of factors, including many of the factors set forth above. In addition, the realization of expected levels of production efficiencies, and actual product distribution costs and costs incurred to equip Hortons restaurants for par-baked products occurring within expected ranges, could affect actual results.

The foregoing list of risk factors is not exhaustive. There can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting its business operations or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial also may adversely impact the business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

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

Hortons uses outside contractors in the construction of its restaurants. The restaurants are built to Company specifications as to exterior style and interior decor. The standard Hortons restaurant currently being built consists of a free-standing producing unit ranging from 1,400 to 3,090 square feet. Each of these includes a bakery capable of supplying fresh baked goods throughout the day. In addition, Hortons has restaurants that are 150 to 900 square foot drive-through-only units, kiosks, full-service carts and mobile carts which are typically located in high traffic areas. Some of these drive-thru only units, kiosks and carts have production facilities on site.

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

At January 1, 2006, the Company and its franchisees operated 6,746 Wendy’s restaurants. Of the 1,502 company operated Wendy’s restaurants, the Company owned the land and building for 688 restaurants, owned the building and held long-term land leases for 559 restaurants and held leases covering land and building for 255 restaurants. The Company’s land and building leases are written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage, generally less than 6%, of annual sales in excess of specified amounts. Some of the real estate owned by the Company is subject to mortgages which mature over various terms. The Company also owned land and buildings for, or leased, 234 Wendy’s restaurant locations which were leased or subleased to franchisees. Surplus land and buildings are generally held for sale.

At January 1, 2006, there were 2,885 Hortons restaurants, of which all but 95 were franchise operated. Of the 2,790 franchised restaurants, 543 were owned by Hortons and leased to franchisees, 1,655 were leased by Hortons and in turn subleased to franchisees, with the remainder either owned or leased directly by the franchisee. The Company’s land and building leases are generally for terms of 10 to 20 years, and often have one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from .75% to 13%) of annual sales in excess of specified amounts.

At January 1, 2006, there were 299 Baja Fresh restaurants, of which 142 were company operated restaurants and 157 were franchise restaurants. The Company leases all 142 company operated restaurants. The Company’s leases are written for terms of 5 to 10 years with one or more five-year renewal options. Certain leases require the payment of additional rent equal to a percentage (ranging from 3% to 6%) of annual sales in excess of specified amounts. The significant majority of Baja Fresh’s franchised restaurants are either owned or leased directly by the franchisee.

At January 1, 2006, there were 19 Cafe Express restaurants, all of which were company operated restaurants. The Company held leases for all 19 restaurants. The Company’s leases are written for terms of 10 years with one or more five-year renewal options. Certain leases require the payment of additional rent equal to a percentage (ranging from 3% to 6%) of annual sales in excess of specified amounts.

The Bakery operates two facilities in Zanesville, Ohio that produce hamburger buns for Wendy’s restaurants. The hamburger buns are distributed to both company operated and franchisee restaurants using primarily the Bakery’s fleet of trucks. As of January 1, 2006 the Bakery employed approximately 352 people at the two facilities that had a combined size of approximately 205,000 square feet.

See the location of company and franchise restaurants listed under Item 2 on pages 15 and 16 of this Form 10-K.

	Wendy’s		Hortons		Developing Brands
State	Company	Franchise	Company	Franchise	Company	Franchise
Alabama	—	102	—	—	—	—
Alaska	—	6	—	—	—	—
Arizona	49	53	—	—	14	—
Arkansas	—	63	—	—	—	—
California	58	230	—	—	70	78
Colorado	49	84	—	—	—	7
Connecticut	6	42	14	—	—	1
Delaware	—	15	—	—	—	—
Florida	195	309	—	—	—	5
Georgia	52	245	—	—	—	—
Idaho	—	29	—	—	—	3
Illinois	99	110	—	—	7	—
Indiana	5	174	—	—	—	2
Iowa	—	48	—	—	—	—
Kansas	19	56	—	—	—	—
Kentucky	3	138	—	2	—	—
Louisiana	66	65	—	—	—	—
Maine	5	21	1	12	—	—
Maryland	—	111	—	—	10	4
Massachusetts	59	35	3	—	3	—
Michigan	34	250	2	72	—	7
Minnesota	36	34	—	—	—	—
Mississippi	8	90	—	—	—	—
Missouri	27	69	—	—	—	—
Montana	—	16	—	—	—	—
Nebraska	—	33	—	—	—	—
Nevada	—	48	—	—	15	—
New Hampshire	4	24	—	—	—	—
New Jersey	17	127	—	—	1	10
New Mexico	—	38	—	—	—	—
New York	69	155	—	75	—	2
North Carolina	38	207	—	—	—	—
North Dakota	—	9	—	—	—	—
Ohio	91	353	12	59	4	1
Oklahoma	—	43	—	—	—	—
Oregon	24	31	—	—	—	14
Pennsylvania	83	189	—	3	6	—
Rhode Island	10	12	30	—	—	—
South Carolina	—	129	—	—	—	—
South Dakota	—	9	—	—	—	—
Tennessee	—	183	—	—	3	—
Texas	82	316	—	—	19	7
Utah	61	23	—	—	—	—
Vermont	—	6	—	—	—	—
Virginia	48	161	—	—	7	9
Washington	26	45	—	—	—	7
West Virginia	22	48	—	3	—	—
Wisconsin	—	68	—	—	—	—
Wyoming	—	14	—	—	—	—
District of Columbia	—	7	—	—	2	—

Domestic Subtotal	1,345	4,673	62	226	161	157

	Wendy’s		Hortons		Developing Brands
Country/Territory	Company	Franchise	Company	Franchise	Company	Franchise
Aruba	—	2	—	—	—	—
Bahamas	—	6	—	—	—	—
Canada	152	225	33	2,564	—	—
Cayman Islands	—	2	—	—	—	—
El Salvador	—	12	—	—	—	—
Guam	2	—	—	—	—	—
Guatemala	—	6	—	—	—	—
Hawaii	3	4	—	—	—	—
Honduras	—	24	—	—	—	—
Iceland	—	—	—	—	—	—
Indonesia	—	21	—	—	—	—
Jamaica	—	2	—	—	—	—
Japan	—	82	—	—	—	—
Mexico	—	19	—	—	—	—
New Zealand	—	15	—	—	—	—
Panama	—	6	—	—	—	—
Philippines	—	43	—	—	—	—
Puerto Rico	—	59	—	—	—	—
Venezuela	—	40	—	—	—	—
Virgin Islands	—	3	—	—	—	—

International Subtotal	157	571	33	2,564	—	—

Grand Total	1,502	5,244	95	2,790	161	157

Item	3. Legal Proceedings

The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. Many of these are covered by the Company’s self-insurance or other insurance programs. Reserves related to the resolution of legal proceedings are included on the Company’s Consolidated Balance Sheets, as a liability under “Accrued Expenses Other.” It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

Item	4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Wendy’s International, Inc. common shares are traded on the New York, Boston, Chicago, Pacific and Philadelphia Stock Exchanges (trading symbol: WEN). Options in Wendy’s shares are traded on the Pacific Stock Exchange.

Market Price of Common Stock

2005	High	Low	Close
First Quarter	$41.15	$36.73	$39.15
Second Quarter	48.50	38.04	47.64
Third Quarter	53.62	43.58	45.15
Fourth Quarter	56.40	43.88	55.26

2004	High	Low	Close
First Quarter	$42.75	$37.24	$40.69
Second Quarter	42.12	33.94	34.84
Third Quarter	37.30	32.47	33.60
Fourth Quarter	39.50	31.74	39.26

At February 24, 2006, the Company had approximately 64,500 shareholders of record.

Dividends Declared Per Share

Quarter	2005	2004
First	$.135	$.12
Second	.135	.12
Third	.135	.12
Fourth	.17	.12

See Note 6 on pages 74 through 76 of the Financial Statements and Supplementary Data included in Item 8 herein for information on related stockholder matters.

The following table sets forth, as of the end of the Company’s last fiscal year, (a) the number of securities that could be issued upon exercise of outstanding options and vesting of outstanding restricted stock units and restricted stock awards under the Company’s equity compensation plans, (b) the weighted-average exercise price of outstanding options under such plans, and (c) the number of securities remaining available for future issuance under such plans, excluding securities that could be issued upon exercise of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,812,644	$25.8936	1,721,489
Equity compensation plans not approved by security holders	820,860	$28.4626	687,382
Total	5,633,504	$26.2680	2,408,871

On August 2, 1990, the Board of Directors adopted the WeShare Stock Option Plan (the “WeShare Plan”), a non-qualified stock option plan that provided for grants of options equal to 10% of each eligible employee’s earnings, with a minimum of 20 options to be granted to each eligible employee annually. Beginning in 2002, options equal to 8-12% of each eligible employee’s earnings could be granted annually under the WeShare Plan. The percentage of each eligible employee’s earnings was determined by the Company’s annual performance as measured by earnings per share growth and the Company’s three-year average total shareholder return relative to the Standard & Poor’s 500 Index. Most employees of the Company and its subsidiaries who were full-time employees on the grant date and on December 31 of the year preceding the grant date are eligible employees. On August 2, 1990, the Board of Directors adopted the 1990 Stock Option Plan (“1990 Plan”) for issuance of equity awards to key employees and outside directors. On April 22, 2004, the Company’s shareholders approved the 2003 Stock Incentive Plan (“2003 Plan”) for issuance of equity awards to employees and outside directors. In aggregate 2.4 million shares are reserved under the WeShare Plan, the 1990 Plan and the 2003 Plan as of January 1, 2006.

Options granted under the WeShare Plan, 1990 Plan and 2003 Plan had a term of 10 years from the grant date and became exercisable in installments of 25% on each of the first four anniversaries of the grant date. These exercise dates may be accelerated if the Company is involved in certain merger, consolidation, reclassification or exchange of securities transactions as specified in the WeShare Plan. If an employee’s employment is terminated for any reason other than death, disability, termination without cause in connection with the disposition of one or more restaurants or retirement, the options will be canceled as of the date of such termination. If the employee’s employment is terminated by reason of his or her death, disability or termination without cause in connection with the disposition of one or more restaurants (“disposition termination”), the options will become immediately exercisable and may be exercised at any time during the 12-month period after his or her death, disposition termination or date of becoming disabled, subject to the stated term of the options. If the employee’s employment is terminated by reason of his or her retirement, the options may be exercised during the 48-month period after the retirement date, subject to the stated term of the options. The Company had granted options under the WeShare Plan annually to several thousand employees. However, the Company no longer makes grants of options under the WeShare Plan, 1990 Plan or 2003 Plan. The WeShare Plan has not been submitted to the shareholders of the Company for approval as permitted under current New York Stock Exchange listing requirements.

Restricted stock unit grants under the 2003 Plan generally vest over a 30 month period for employees in Canada and over a four year period for U.S. employees.

On October 27, 2005, the Compensation Committee (the “Committee”) of the Board of Directors of the Company, after discussion with the Board, approved accelerating the vesting, effective October 27, 2005, of approximately 3.2 million stock options, representing all outstanding, unvested stock options granted under the Company’s (i) 1990 Plan, as amended; (ii) WeShare Plan, as amended; and (iii) 2003 Plan; as amended (collectively, the “Plans”), that are held by current employees, including all executive officers, and employees who retired with unvested stock options after having attained age 55 with at least ten years of service with the Company or its subsidiaries. The vesting of stock options held by the independent directors of the Company was not changed by this action. Except as described below for executive officers, all other terms and conditions of each stock option award remain the same.

The Committee’s decision to accelerate the vesting of all outstanding, unvested stock options granted under the Plans only affects stock option awards granted from October 31, 2001, through 2004. It does not affect stock option awards granted prior to October 31, 2001 and prior years since those options had already vested and no stock options were granted by the Company in 2005 as the Company transitioned from stock options to restricted stock and restricted stock unit awards. The Committee’s acceleration decision did not affect restricted stock unit awards. Of the total number of stock options accelerated, approximately 463,000 were held by executive officers.

The Committee imposed a holding period that will require all executive officers to refrain from selling shares acquired upon the exercise of these accelerated options (other than shares needed to cover the exercise price, applicable transaction fees and satisfying withholding taxes) until the date on which the exercise would have been permitted under the option’s original vesting terms or, if earlier, the executive officer’s death, disability or termination of employment.

The decision to accelerate the vesting of these stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of Financial Accounting Standards Board Statement No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”). SFAS No. 123R: (i) generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period; (ii) applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date; and (iii) is effective for the Company as of the beginning of its first quarter 2006. The future expense that is eliminated as a result of the acceleration of the vesting of these options is estimated to be approximately $11 million, $4 million and $1 million in 2006, 2007 and 2008, respectively. In 2005, as a result of modifying the vesting period of the options, the Company recorded $4.8 million in compensation expense in accordance with FASB Interpretation No. 44. The expense represents the estimated number of stock options that would have been forfeited according to the original terms of the options that will no longer be forfeited due to the acceleration of the vesting, at the intrinsic value of the options on the date vesting was accelerated.

In addition, the decision to accelerate the vesting of stock options is expected to have a positive effect on employee morale, retention and perception of value at various levels of the enterprise.

The acceleration of vesting does not alter the vesting of restricted stock or restricted stock units held by directors, officers and employees of the Company.

The following table presents the Company’s repurchases of its common stock for each of the three periods included in the fourth quarter ended January 1, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Period 10 (October 3, 2005 — November 6, 2005)	0	$0	0	$1,127,372,397
Period 11 (November 7, 2005 — December 4, 2005)	0	$0	0	$1,127,372,397
Period 12 (December 5, 2005 — January 1, 2006)	0	$0	0	$1,127,372,397
Total	0	$0	0	$1,127,372,397

(1) At the beginning of 2005, approximately $226.9 million remained under the repurchase authorizations as approved by the Company’s Board of Directors in 2002 and 2004. In July 2005, the Board of Directors authorized an additional $1 billion for the repurchase of common shares. All authorizations have no expiration date. In January 2006, 3.75 million common shares were repurchased for $207 million, reducing the amount remaining under the current authorizations to approximately $900 million.

Item 6.	Selected Financial Data

Eleven-Year Selected Financial Data

Operations (in millions)	2005(1)	2004(1)(2)	2003	2002	2001	2000(1)	1999	1998(1)(2)	1997(1)	1996	1995(1)
Revenues	$3,783	3,635	3,149	2,730	2,391	2,237	2,067	1,942	2,031	1,890	1,739
Wendy’s	$2,394	2,433	2,191	2,010	1,819	1,712	1,603	1,543	1,695	1,625	1,501
Tim Hortons	$1,185	996	807	651	572	525	464	399	336	265	238
Developing Brands (3)(7)	$204	206	151	69	0	0	0	0	0	0	0
Retail sales	$3,028	2,936	2,534	2,187	1,925	1,808	1,666	1,580	1,646	1,560	1,455
Income before income taxes	$338	184	378	346	307	271	269	208	219	255	165
Net income	$224	52	236	219	194	170	167	123	130	156	110
Capital expenditures	$371	341	342	331	301	276	248	242	295	307	218

Financial Position (in millions)
Total assets	$3,440	3,198	3,133	2,723	2,084	1,958	1,884	1,838	1,942	1,781	1,509
Property and equipment, net	$2,326	2,350	2,154	1,845	1,648	1,497	1,389	1,281	1,266	1,208	1,007
Long-term obligations	$616	594	693	682	451	248	249	246	250	242	337
Shareholders’ equity	$2,059	1,716	1,759	1,449	1,030	1,126	1,065	1,068	1,184	1,057	819

Per Share Data
Net income—diluted	$1.92	.45	2.05	1.89	1.65	1.44	1.32	.95	.97	1.19	.88
Dividends	$.58	.48	.24	.24	.24	.24	.24	.24	.24	.24	.24
Shareholders’ equity	$17.47	15.26	15.33	12.63	9.79	9.86	9.01	8.61	8.95	8.16	6.81
Market price at year-end	$55.26	39.26	39.24	27.07	29.17	26.25	20.81	21.81	22.88	20.88	21.25

Ratios
Pretax profit margin %	8.9	5.1	12.0	12.7	12.9	12.1	13.0	10.7	10.8	13.5	9.5
Return on average assets (4)%	7.0	1.7	8.4	9.2	9.7	9.2	9.1	6.7	7.0	9.9	8.1
Return on average equity %	11.9	2.9	14.9	17.0	16.9	15.9	15.4	11.0	11.5	16.6	14.5
Long-term debt to equity (5)%	30	35	39	47	44	22	23	23	21	23	41
Debt to total capitalization (5)%	23	26	28	32	30	18	19	19	17	19	29
Price to earnings (6)%	29	87	19	14	18	18	16	23	24	18	24

Restaurant Data
North American Wendy’s open at year-end
Company	1,497	1,482	1,460	1,316	1,223	1,148	1,082	1,021	1,186	1,306	1,305
Franchise	4,898	4,837	4,668	4,587	4,431	4,271	4,079	3,922	3,634	3,292	3,095
International Wendy’s open at year-end
Company	5	5	5	4	5	5	30	15	16	9	6
Franchise	346	347	348	346	384	368	336	375	371	326	261
Total Wendy’s	6,746	6,671	6,481	6,253	6,043	5,792	5,527	5,333	5,207	4,933	4,667
Tim Hortons U.S. open at year-end
Company	62	67	25	40	57	58	74	84	59	7	—
Franchise	226	184	159	120	83	62	34	16	20	15	17
Tim Hortons Canada open at year-end
Company	33	31	32	31	40	47	42	70	65	58	38
Franchise	2,564	2,439	2,311	2,157	1,983	1,813	1,667	1,497	1,434	1,304	1,142
Total Tim Hortons	2,885	2,721	2,527	2,348	2,163	1,980	1,817	1,667	1,578	1,384	1,197
Baja fresh open at year-end (3)
Company	142	144	132	98	—	—	—	—	—	—	—
Franchise	157	151	151	112	—	—	—	—	—	—	—
Total Baja Fresh	299	295	283	210	—	—	—	—	—	—	—
Cafe Express open at year-end (7)	19	19	—	—	—	—	—	—	—	—	—
Total Units	9,949	9,706	9,291	8,811	8,206	7,772	7,344	7,000	6,785	6,317	5,864
Average net sales per domestic
Wendy’s restaurant (in thousands)
Company	$1,365	1,416	1,389	1,387	1,337	1,314	1,284	1,174	1,111	1,049	1,014
Franchise	$1,263	1,291	1,268	1,251	1,164	1,130	1,102	1,031	1,017	978	974
Total domestic	$1,286	1,319	1,294	1,280	1,199	1,167	1,138	1,062	1,042	998	986
Average net sales per Canadian
Tim Hortons standard restaurant
(in thousands of Canadian dollars)	$1,673	1,584	1,479	1,407	1,318	1,214	1,109	998	907	840	812
Average net sales per
Baja Fresh restaurant (3) (in thousands)	$1,167	1,205	1,369	1,500	0	0	0	0	0	0	0
Average net sales per
Cafe Express restaurant (7) (in thousands)	$1,684	1,745	0	0	0	0	0	0	0	0	0

(1)	Includes unusual pretax charges of $36.1 million ($22.4 million after tax), $190.0 million ($186.6 million after tax), $18.4 million ($11.5 million after tax), $33.9 million ($25.2 million after tax) and $72.7 million ($50.0 million after tax) for 2005, 2004, 2000, 1998 and 1997, respectively. Includes special pretax charges of $49.7 million for 1995 primarily related to special profit-sharing contributions made at Hortons.
(2)	Fiscal year includes 53 weeks.
(3)	Baja Fresh was acquired by the Company on June 19, 2002. Information prior to that date is not included.
(4)	Return on average assets is computed by dividing net income by average assets, excluding restricted assets.
(5)	Excludes company-obligated mandatorily redeemable preferred securities.
(6)	Price to earnings is computed using the year-end stock price divided by the diluted earnings per share for the year.
(7)	Cafe Express became a consolidated entity of the Company in February 2004. Prior to that date, the Company accounted for its investment in Cafe Express using the equity method.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

For the year 2005, Wendy’s International, Inc. and subsidiaries (the “Company”) produced revenues of $3.8 billion, an increase of 4.1% over the prior year, and diluted earnings per common share (“EPS”) of $1.92. This compares to revenues of $3.6 billion in 2004, which was an increase of 15.5% versus 2003, and EPS of $0.45 in 2004. Net income in 2005 was $224.1 million compared to $52.0 million in 2004, with the variance primarily related to goodwill impairment charges. In 2005, goodwill impairment for Hortons U.S. and Cafe Express totaled $22.5 million after tax ($36.1 million pretax), while in 2004 goodwill impairment for Baja Fresh totaled $186.6 million after tax ($190.0 million pretax). Net income decreased $184.0 million from 2003 to $52.0 million in 2004, primarily reflecting the Baja Fresh goodwill impairment charges described above, and $21.7 million pretax ($13.8 million after tax) in restaurant closure and impairment charges for Baja Fresh.

Overall, Hortons’ 2005 segment operating results were positively impacted by the strengthening of the Canadian dollar, continued average same-store sales gains for the 14th consecutive year and continued growth in systemwide restaurants. In 2005, the Company announced its intention to sell 15-18% of Hortons in an initial public offering (“IPO”) of Horton’s shares in the first quarter of 2006. The Company currently intends, assuming a successful IPO, to spin-off Hortons common stock that it owns as soon as practical, which is expected to occur by December 31, 2006. Wendy’s 2005 segment operating results declined primarily due to lower average same-store sales and higher beef prices. As a result, Hortons’ operating income was substantially higher than Wendy’s operating income in 2005.

The 2005 consolidated results were also significantly impacted by restaurant closures and asset sales announced in July 2005 to improve the performance of the Wendy’s brand. These amounts were primarily recorded in the fourth quarter 2005 and included gains of $62.7 million pretax ($39.0 million after tax) on the sale of certain properties previously leased to Wendy’s franchisees, partially offset by charges of $27.1 million pretax ($16.8 million after tax) related to Wendy’s store closures, asset impairments, and other costs related to sites no longer being considered for development. Store closure and asset impairment charges recorded by Baja Fresh, Hortons U.S. and Cafe Express totaled $28.0 million pretax ($17.6 million after tax) in 2005 compared to $21.7 million pretax ($13.8 million after tax) recorded for Baja Fresh in 2004.

One of the key indicators in the restaurant industry that management monitors to assess the health of the Company is average same-store sales. This metric provides information on total retail sales at restaurants operating during the relevant period and provides a useful comparison between periods, in addition to the opening of new stores. Average same-store sales changes, including company operated and franchised restaurants, for 2005 are shown in the table below on a comparable 52-week basis. Franchisee operations are not included in the Company’s financial statements; however, franchisee sales result in royalties and some rental income which are included in franchise revenues.

	2005 Average Same-Store Sales Increase/(Decrease)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Wendy’s U.S. Company	(2.2)%	(4.6)%	(5.0)%	(2.9)%	(3.7)%
Wendy’s U.S. Franchise	(1.0)%	(3.9)%	(5.5)%	(1.8)%	(3.1)%
Hortons—Canada(1)	5.8%	5.6%	3.6%	5.8%	5.2%
Hortons—U.S.(1)	7.7%	9.1%	4.7%	6.7%	7.0%
Baja Fresh U.S.(1)	(6.1)%	(1.7)%	(4.1)%	(2.9)%	(3.7)%
(1)	Amounts include both company operated and franchised restaurants.

For comparative purposes, average same-store sales changes, including company operated and franchised restaurants, for 2004 are shown in the table below on a comparable 52-week basis. The Wendy’s U.S. average same-store sales declines in the last half of 2004 had a significant impact on the Company’s last half overall results as many restaurant costs are fixed or semi-fixed and the Wendy’s U.S. operations represent a significant portion of the Company’s results.

	2004 Average Same-Store Sales Increase/(Decrease)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
Wendy’s U.S. Company	9.1%	5.9%	2.0%	(4.3)%	2.9%
Wendy’s U.S. Franchise	7.6%	3.7%	0.9%	(4.0)%	1.8%
Hortons—Canada(1)	6.6%	7.8%	8.4%	6.6%	7.4%
Hortons—U.S.(1)	10.3%	10.2%	9.8%	9.1%	9.8%
Baja Fresh U.S.(1)	(4.9)%	(6.2)%	(7.5)%	(6.1)%	(6.3)%
(1)	Amounts include both company operated and franchised restaurants.

Other financial and operating highlights include:

■	Systemwide sales, which include sales at both company operated and franchise restaurants, increased 2.6% in 2005 and 12.4% in 2004. There were 52 weeks in 2005 versus 53 weeks in 2004.

■	The Company continued its growth, opening 417 new restaurants in 2005 (62 company operated and 355 franchised), including 211 Wendy’s, 187 Hortons and 19 Baja Fresh. New restaurant openings continued to be concentrated in the Wendy’s North America and Hortons’ Canada markets.

■	Positively impacting the Company’s 2005 results were stronger Canadian dollar exchange rates throughout 2005 and the resulting favorable impact when translating the Canadian results for the Hortons’ and Wendy’s Canadian operations. The stronger Canadian dollar positively impacted the Company’s EPS by approximately $0.15 in 2005 compared to 2004 and approximately $0.11 in 2004 compared to 2003.

■	A 12% increase in 2005 beef costs over 2004 reduced the Company’s EPS by approximately $.07. A 15% increase in beef costs in 2004 reduced the Company’s EPS by approximately $.08 compared to 2003.

■	The Company’s Compensation Committee, after discussion with its Board of Directors, approved the acceleration of all outstanding stock options such that all outstanding stock options, except those held by independent directors of the Company, became fully vested. This action will eliminate non-cash compensation expense related to the Company’s stock options that would otherwise have been recorded in 2006 through 2008. The Company recorded a pretax charge of $4.8 million in 2005 as a result of this action.

■	The Company expensed $15.5 million for restricted stock and restricted stock units (together “restricted shares”) in 2005 compared to $4.1 million in 2004. The Company began granting restricted shares in 2004 and expects the amount of this expense to increase in 2006 as future grants are made.

■	In 2005 the Company repurchased 2.0 million common shares for approximately $98 million and in 2004 the Company repurchased 3.6 million common shares for approximately $140 million. In January 2006 the Company acquired an additional 3.8 million common shares in an accelerated share repurchase transaction for an initial value of $207 million. Over the last five years, including the shares acquired in January 2006, the Company has returned more than $1 billion to shareholders through share repurchases and dividends.

■	In addition to the planned IPO of Hortons and the sale and closing of certain Wendy’s restaurants, the Company announced a number of initiatives in 2005 and February 2006 to improve shareholder returns. These initiatives include improving restaurant level economics through increased sales and cost saving initiatives; slowing company operated store development; reducing overhead costs; authorization of an additional $1 billion for share repurchases; a 25% increase in the Company’s annual dividend; and repayment of $100 million of debt. See also the “Liquidity and Capital Resources” and “Management’s Outlook” sections of this report for a discussion on these initiatives and future expectations.

Operating Income

Total 2005 operating income (equal to income, before income taxes and interest—see chart on page 24) for the Company improved over 2004 primarily reflecting $190.0 million in goodwill impairment charges recorded for Baja Fresh in 2004 compared to goodwill impairment charges of $36.1 million recorded in 2005. Segment operating income (see chart on page 24) decreased 0.4% in 2005 and increased 3.8% in 2004. The primary driver of the decrease in 2005 reportable segment operating income in dollars and as a percent of sales was the decline in Wendy’s 2005 operating income. The improvement in 2004 segment operating income primarily related to Wendy’s and Hortons’ increases in average same-store sales, a stronger Canadian dollar and development of new restaurants. Overall, the Company’s total segment operating income from its reportable segments as a percent of total revenues was 12.7%, 13.2%, and 14.7% in 2005, 2004 and 2003, respectively.

In 2005, total segment operating income decreased $2.1 million primarily driven by Wendy’s, which recorded a decrease in operating income of 17.6%. Lower 2005 Wendy’s segment operating income was primarily due to average same-store sales declines, higher beef costs (up 12%) and $27.1 million in restaurant closure and fixed asset impairment charges, all partially offset by $62.7 million in gains on sales of property previously leased to franchisees. As a result, Wendy’s operating income as a percent of revenues declined from 11.2% in 2004 to 9.4% in 2005. Hortons’ operating income increased 12.8% (approximately 8% excluding currency translation) due primarily to increased Canadian average same-store sales of 5.2% and continued new restaurant development. The improvement in Developing Brands versus 2004 primarily reflects $13.1 million lower store closure and asset impairment costs in 2005. Higher 2005 corporate costs include $16.1 million in incremental expense for restricted share grants and the acceleration of stock option vesting and $4.7 million for IPO-related costs, offset by $5.2 million in gains on the mark-to-market of cross-border intercompany notes, lower legal accruals of $7.0 million and lower costs incurred related to performance-based bonuses, the internal control requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes”) and other general and administrative expenses.

In 2004, total segment operating income increased $17.6 million primarily driven by Hortons, which increased operating income 21.1% (9.5% excluding currency translation). Hortons increased Canadian average same-store sales 7.4%, continued to develop new restaurants and benefited from a stronger Canadian dollar. Wendy’s increased operating income 3.1%, reflecting systemwide average same-store sales increases of 2.1% for U.S. restaurants, partially offset by food cost pressure, particularly higher beef prices. Wendy’s average same-store sales increases were not sufficient to leverage higher restaurant and food costs and, as a result, Wendy’s operating income as a percent of sales declined from 12.1% in 2003 to 11.2% in 2004. The 2004 operating loss of $38.3 million attributable to the Developing Brands includes $21.7 million in Baja Fresh restaurant closure and impairment charges. Higher 2004 corporate costs include accruals for certain legal proceedings, expensing of restricted stock grants made for the first time in 2004 and higher costs incurred to implement the internal control requirements of Sarbanes.

OPERATING INCOME (In thousands)	2005 Compared to 2004
	2005	% of Revenues	2004	% of Revenues	2005 Change
					Dollars	Percentage
Wendy’s	$224,402	9.4%	$272,362	11.2%	$(47,960)	(17.6)%
Hortons	279,233	23.6%	247,485	24.9%	31,748	12.8%
Developing Brands*	(24,261)	(11.9)%	(38,347)	(18.6)%	14,086	36.7%
Segment Operating Income	479,374	12.7%	481,500	13.2%	(2,126)	(0.4)%
Goodwill Impairment	(36,141)		(190,000)		153,859	n/m
Corporate **	(66,050)		(64,896)		(1,154)	(1.8)%
Total Operating Income	$377,183	10.0%	$226,604	6.2%	$150,579	66.5%

	2004 Compared to 2003
	2004	% of Revenues	2003	% of Revenues	2004 Change
					Dollars	Percentage
Wendy’s	$272,362	11.2%	$264,050	12.1%	$8,312	3.1%
Hortons	247,485	24.9%	204,431	25.3%	43,054	21.1%
Developing Brands*	(38,347)	(18.6)%	(4,554)	n/m	(33,793)	n/m
Segment Operating Income	481,500	13.2%	463,927	14.7%	17,573	3.8%
Goodwill Impairment	(190,000)		0		(190,000)	n/m
Corporate **	(64,896)		(45,485)		(19,411)	(42.7)%
Total Operating Income	$226,604	6.2%	$418,442	13.3%	$(191,838)	(45.8)%
*	Developing Brands includes Baja Fresh and Cafe Express.
**	Corporate charges include certain overhead costs which are not allocated to individual business units.

n/m – The comparison is not meaningful.

RESULTS OF OPERATIONS

Below is a summary of comparative results for the Company’s reportable segments and a more detailed discussion of results from 2003 through 2005. The year 2004 included 53 weeks, while 2005 and 2003 included 52 weeks.

REVENUES (In thousands)	2005 Compared to 2004
	2005	% of Total	2004	% of Total	2005 Change
					Dollars	Percentage
Retail sales
Wendy’s	$2,076,739	68.6%	$2,124,973	72.4%	$(48,234)	(2.3)%
Hortons	755,544	24.9%	613,050	20.9%	142,494	23.2%
Developing Brands*	196,131	6.5%	197,876	6.7%	(1,745)	(0.9)%
	$3,028,414	100.0%	$2,935,899	100.0%	$92,515	3.2%
Franchise revenues
Wendy’s	$317,052	42.0%	$308,128	44.0%	$8,924	2.9%
Hortons	429,721	56.9%	382,588	54.7%	47,133	12.3%
Developing Brands*	7,960	1.1%	8,823	1.3%	(863)	(9.8)%
	$754,733	100.0%	$699,539	100.0%	$55,194	7.9%
Total revenues
Wendy’s	$2,393,791	63.3%	$2,433,101	66.9%	$(39,310)	(1.6)%
Hortons	1,185,265	31.3%	995,638	27.4%	189,627	19.0%
Developing Brands*	204,091	5.4%	206,699	5.7%	(2,608)	(1.3)%
	$3,783,147	100.0%	$3,635,438	100.0%	$147,709	4.1%

	2004 Compared to 2003
	2004	% of Total	2003	% of Total	2004 Change
					Dollars	Percentage
Retail sales
Wendy’s	$2,124,973	72.4%	$1,899,299	75.0%	$225,674	11.9%
Hortons	613,050	20.9%	492,563	19.4%	120,487	24.5%
Developing Brands*	197,876	6.7%	142,273	5.6%	55,603	39.1%
	$2,935,899	100.0%	$2,534,135	100.0%	$401,764	15.9%
Franchise revenues
Wendy’s	$308,128	44.0%	$291,510	47.4%	$16,618	5.7%
Hortons	382,588	54.7%	314,081	51.1%	68,507	21.8%
Developing Brands*	8,823	1.3%	9,186	1.5%	(363)	(4.0)%
	$699,539	100.0%	$614,777	100.0%	$84,762	13.8%
Total revenues
Wendy’s	$2,433,101	66.9%	$2,190,809	69.6%	$242,292	11.1%
Hortons	995,638	27.4%	806,644	25.6%	188,994	23.4%
Developing Brands*	206,699	5.7%	151,459	4.8%	55,240	36.5%
	$3,635,438	100.0%	$3,148,912	100.0%	$486,526	15.5%
*	Developing Brands includes Baja Fresh and Cafe Express. Amounts for 2003 do not include Cafe Express, which was accounted for using the equity method in 2003.

WENDY’S

Retail Sales

Total Wendy’s retail sales include sales from company operated Wendy’s restaurants in the U.S., Canada, two restaurants located outside of North America and sales of sandwich buns from Wendy’s bun baking facilities to Wendy’s franchisees. Franchise sales are not included in reported retail sales. Of the total Wendy’s retail sales shown in the above tables, U.S. Wendy’s retail sales represented approximately 88% in each year, with the remainder being primarily Wendy’s of Canada. The decrease in 2005 primarily represents lower average same-store sales at company operated restaurants, and the result of 2005 being a 52-week year versus 53 weeks in 2004, partially offset by an increase in the number of company operated restaurants open. The increase in 2004 versus 2003 was primarily the result of increases in average same-store sales at company operated restaurants, an increase in restaurants open, and the result of 2004 being a 53-week year versus 52 weeks in 2003. Total Wendy’s company operated restaurants open at year-end were 1,502, 1,487 and 1,465 for 2005, 2004 and 2003, respectively.

The following table summarizes various restaurant statistics for U.S. company operated Wendy’s restaurants for the last three years on a comparable 52-week basis:

	2005	2004	2003
Average same-store sales increase (decrease)	(3.7)%	2.9%	0.9%
Increase (decrease) in average number of transactions	(6.0)%	0.3%	0.4%
Increase in average check	2.5%	2.6%	0.4%
Increase in selling prices	2.3%	0.8%	0.5%
Year-end company operated restaurants open	1,345	1,328	1,312
Average Unit Volumes	$1,365,000	$1,416,000	$1,389,000

Franchise Revenues

Total Wendy’s franchise revenues primarily consist of royalty income from franchisees, rental income from properties leased to franchisees, gains from the sales of properties to franchisees and franchise fees. Franchise fees cover charges for various costs and expenses related to establishing a franchisee’s business. Of the total reported Wendy’s franchise revenues, U.S. Wendy’s represented approximately 91% in both 2005 and 2004 and 92% in 2003, while the remainder primarily represented Wendy’s of Canada. Total Wendy’s franchise restaurants open at year-end were 5,244, 5,184 and 5,016 for 2005, 2004 and 2003, respectively.

The increase in Wendy’s franchise revenues in 2005 primarily reflects a higher number of franchise restaurants open versus 2004, and pretax gains of $16.4 million recorded in fourth quarter 2005 for the sale of 37 Wendy’s franchise properties in connection with the Company’s strategic initiatives. These increases were partially offset by an extra week of revenues in 2004 and average same-store sales decreases in franchise restaurants. The increase in Wendy’s franchise revenues in 2004 primarily reflects a higher number of franchise restaurants open versus 2003 and average same-store sales increases franchise restaurants.

The following table summarizes various restaurant statistics for U.S. franchise Wendy’s restaurants for the last three years on a comparable 52-week basis:

	2005	2004	2003
Average same-store sales increase (decrease)	(3.1)%	1.8%	1.1%
Year-end franchise restaurants open	4,673	4,607	4,449
Average Unit Volumes	$1,263,000	$1,291,000	$1,268,000

HORTONS

Most of Hortons’ operations are in Canada. The strengthening of the Canadian dollar in 2005 and 2004 increased amounts reported in U.S. dollars from Hortons on average by approximately 7% in 2005 and 8% in 2004.

Retail Sales

Hortons’ retail sales primarily include sales of dry goods and supplies from Hortons’ Canadian distribution warehouses to franchisees as well as sales from company operated Hortons’ restaurants. Of the total 2,885 Hortons’ restaurants open at the end of 2005, only 95 were company operated. Beginning in 2004, Hortons’ retail sales also include the impact of consolidating certain Hortons’ franchisees in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact. At the end of both 2005 and 2004, less than 100 franchisees qualified for consolidation in accordance with FIN 46R. Retail sales in 2004 include a 53rd week compared to 52 weeks in 2005 and 2003.

In reviewing the comparative revenue summaries in the table on page 25, the strengthening of the Canadian dollar accounted for approximately $49 million of the Hortons’ $142.5 million retail sales increase in 2005 and approximately $38 million of the Hortons’ $120.5 million retail sales increase in 2004. The consolidation of certain franchisees in accordance with FIN 46R beginning in second quarter 2004 also increased Hortons’ retail sales $19.5 million (excluding currency) in 2005 and $46.3 million (excluding currency) in 2004.

The remaining increase in retail sales primarily reflected higher Canadian distribution warehouse sales and an increase in the number of U.S. company operated restaurants due to the Company’s acquisition of 42 restaurants formerly operated under the Bess Eaton name in the second quarter of 2004. Excluding the impact of currency and FIN 46R, Canadian distribution warehouse sales increased $56.6 million, or 10.9% in 2005 from $518.3 million and increased $29.1 million, or 6.5%, in 2004, primarily reflecting higher numbers of Hortons’ Canadian franchised restaurants serviced and positive average same-store sales growth, in local currency, of 5.2% in 2005 and 7.4% in 2004.

Franchise Revenues

Included in Hortons’ franchise revenues are royalty income from franchisees, rental income from properties leased to franchisees and franchise fees. Franchise fees cover charges for various costs and expenses related to establishing a franchisee’s business, and include initial equipment packages for the Hortons’ franchises. Beginning in 2004, Hortons’ franchise revenues also include the impact of consolidating certain Hortons’ franchisees in accordance with FIN 46R. At the end of both 2005 and 2004, less than 100 franchisees qualified for consolidation in accordance with FIN 46R. Franchise revenues in 2004 include a 53rd week compared to 52 weeks in 2005 and 2003.

The strengthening of the Canadian dollar accounted for approximately $27 million of the Hortons’ $47.1 million franchise revenue increase in 2005 and approximately $26 million of the $68.5 million franchise revenue increase in 2004. The consolidation of certain franchisees in accordance with FIN 46R means the Company no longer recognizes royalty and rental income from the franchisees and resulted in a decrease of $4.4 million (excluding currency) in Hortons’ 2005 franchise revenues and a decrease of $10.5 million (excluding currency) in Hortons’ 2004 franchise revenues. The discussion in the following two paragraphs excludes the impact of the stronger Canadian dollar and FIN 46R.

Hortons’ rents and royalties increased $29.7 million, or 9.0%, in 2005, and $48.9 million, or 18.8%, in 2004, reflecting an increase in the number of franchise restaurants open and positive average same-store sales growth in

Hortons franchise restaurants. At the end of 2005, total Hortons’ restaurants leased to franchisees were 2,247 versus 2,102 in 2004 and 1,977 in 2003 and total Hortons’ restaurants franchised were 2,790 versus 2,623 in 2004 and 2,470 in 2003.

Total Hortons’ franchise fees decreased $8.1 million, or 14.6% in 2005, reflecting a decrease in the number of standard-size businesses sold to franchisees. In 2004, total Hortons’ franchise fees increased $2.3 million, or 4.8%, reflecting higher fees from franchises sold.

DEVELOPING BRANDS

Developing Brands includes Baja Fresh and Cafe Express. The full results of Cafe Express’ operations have been included in the Company’s Consolidated Financial Statements since February 2004 when a controlling interest in Cafe Express was acquired by the Company. Previously, the Company accounted for its investment in Cafe Express using the equity method.

Retail Sales

Developing Brands retail sales include sales from company operated Baja Fresh and Cafe Express restaurants. The decrease in retail sales in 2005 primarily reflects an average same-store sales decrease of 5.4% for Baja Fresh company operated units and an extra week of sales in 2004. This decrease was partially offset by a higher average number of Baja Fresh company operated restaurants open in 2005. The increase in retail sales in 2004 is primarily due to the consolidation of Cafe Express beginning in 2004 and an increase in the number of Baja Fresh company operated restaurants open, partially offset by a decrease in Baja Fresh average same-store sales of 7.3% for company operated units. At year-end 2005 and 2004, total Baja Fresh company operated restaurants open were 142 and 144, respectively, and at year-end 2005 and 2004 there were 19 Cafe Express restaurants open.

Franchise Revenues

Baja Fresh comprises all of the Developing Brands franchise revenues as Cafe Express does not have franchised restaurants. Baja Fresh franchise revenues consist of royalty income from franchisees and franchise fees. The decrease in Baja Fresh franchise revenues in 2005 is primarily due to a decrease in average same-store sales at franchise restaurants. The decrease in Baja Fresh franchise revenues in 2004 is primarily due to lower franchise fees due to a decrease in the number of franchises sold to franchisees. At year-end 2005 and 2004, total Baja Fresh franchise restaurants open were 157 and 151, respectively.

COST OF SALES, COMPANY RESTAURANT OPERATING COSTS AND OPERATING COSTS

The following table is a comparative summary of cost of sales, company restaurant operating costs and operating costs from 2003 through 2005, followed by a discussion of those results.

(In thousands)	2005 Compared to 2004
					2005 Change
	2005	% of Total	2004	% of Total	Dollars	Percentage
Cost of sales
Wendy’s**	$1,301,004	64.9%	$1,300,451	68.4%	$553	0.0%
Hortons	583,210	29.1%	473,408	24.9%	109,802	23.2%
Developing Brands*	119,590	6.0%	126,776	6.7%	(7,186)	(5.7)%
	$2,003,804	100.0%	$1,900,635	100.0%	$103,169	5.4%
Company restaurant operating costs
Wendy’s**	$580,943	85.1%	$576,282	86.1%	$4,661	0.8%
Hortons	33,705	4.9%	25,889	3.9%	7,816	30.2%
Developing Brands*	67,857	10.0%	66,777	10.0%	1,080	1.6%
	$682,505	100%	$668,948	100.0%	$13,557	2.0%
Operating costs
Wendy’s	$20,419	11.9%	$21,060	12.5%	$(641)	(3.0)%
Hortons	151,500	88.1%	147,432	87.5%	4,068	2.8%
Developing Brands*	0	0.0%	0	0.0%	0	0.0%
	$171,919	100.0%	$168,492	100.0%	$3,427	2.0%

	2004 Compared to 2003
					2004 Change
	2004	% of Total	2003	% of Total	Dollars	Percentage
Cost of sales
Wendy’s**	$1,300,451	68.4%	$1,139,581	70.4%	$160,870	14.1%
Hortons	473,408	24.9%	387,731	24.0%	85,677	22.1%
Developing Brands*	126,776	6.7%	90,690	5.6%	36,086	39.8%
	$1,900,635	100.0%	$1,618,002	100.0%	$282,633	17.5%
Company restaurant operating costs
Wendy’s**	$576,282	86.1%	$495,716	90.0%	$80,566	16.3%
Hortons	25,889	3.9%	11,974	2.2%	13,915	116.2%
Developing Brands*	66,777	10.0%	42,953	7.8%	23,824	55.5%
	$668,948	100.0%	$550,643	100.0%	$118,305	21.5%
Operating costs
Wendy’s	$21,060	12.5%	$18,245	13.5%	$2,815	15.4%
Hortons	147,432	87.5%	117,087	86.5%	30,345	25.9%
Developing Brands*	0	0.0%	0	0.0%	0	0.0%
	$168,492	100.0%	$135,332	100.0%	$33,160	24.5%

*	Developing Brands includes Baja Fresh and Cafe Express. Amounts for 2003 do not include Cafe Express, which was accounted for using the equity method in 2003.
**	In accordance with Emerging Issues Task Force Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”, certain reclassifications between cost of sales and company restaurant operating costs have been made for the prior years as a result of modifications made to previously existing arrangements covering incentives received by the Company. These reclassifications did not have any impact on net income.

WENDY’S

Cost of Sales

Wendy’s total cost of sales includes food, paper and labor costs for company operated restaurants and the cost of goods sold to franchisees from Wendy’s bun baking facilities. Wendy’s U.S. company operated restaurant cost of sales comprise more than 86% of Wendy’s total cost of sales in each year, with the remainder primarily representing Wendy’s of Canada. Wendy’s total cost of sales were essentially flat versus 2004, primarily reflecting higher commodity costs, offset by lower average same-store sales and an extra week of operations in 2004. The 2004 increase was driven primarily by growth in the number of Wendy’s company operated restaurants open and increases in average same-store sales as well as an extra week of operations.

Domestic Wendy’s company restaurant cost of sales increased to 62.3% of domestic Wendy’s company restaurant retail sales in 2005, compared to 60.8% in 2004 and 59.5% in 2003. The increases between years as a percent of sales included higher food costs, partially offset by a selling price increase of 2.3% in 2005 and 0.8% in 2004. Food costs in 2005 and 2004, as a percent of retail sales, reflected an increase in beef costs of approximately 12% and 15%, respectively, and increases in tomato prices and other commodity prices. The increase as a percent of sales in 2005 also reflects a decline in average same-store sales and the fact that many restaurant costs are fixed or semi-fixed.

Domestic Wendy’s labor costs were 28.1% of domestic Wendy’s company restaurant retail sales in 2005, compared with 27.1% in 2004 and 27.2% in 2003. The increase as a percent of sales in 2005 primarily reflects the impact of lower average sales. The Company continues to control labor costs by adherence to its labor guidelines and store-level productivity programs.

Company Restaurant Operating Costs

Wendy’s total company restaurant operating costs include costs necessary to manage and operate restaurants, except cost of sales and depreciation. Domestic Wendy’s company restaurant operating costs comprise over 90% of Wendy’s total company restaurant operating costs with the remainder primarily representing Wendy’s of Canada. The dollar increase in Wendy’s company restaurant operating costs over 2004 primarily represents the strengthening of the Canadian dollar. The dollar increase in Wendy’s restaurant operating costs over 2003 primarily reflects a higher number of company operated restaurants open, an extra week of operations in 2004, and a lease correction recorded in 2004.

Wendy’s company restaurant operating costs, as a percent of Wendy’s company restaurant retail sales, were 28.0% in 2005, 27.1% in 2004 and 26.1% in 2003. The higher percentages in 2005 and 2004 primarily reflect average same-store sales changes that were not sufficient to leverage operating costs and the impact of a 2004 lease correction.

Operating Costs

Wendy’s total operating costs include rent expense and other costs related to properties subleased to franchisees and costs related to operating and maintaining Wendy’s bun baking facilities. Total Wendy’s operating costs in 2005 were essentially even with 2004, while the increase in 2004 versus 2003 primarily relates to the cost of properties subleased to franchisees. The costs of properties subleased to franchisees totaled $16.9 million in 2005, $16.6 million in 2004 and $15.1 million in 2003.

HORTONS

Cost of Sales

Hortons’ total cost of sales includes food, paper and labor costs for company operated restaurants, and the cost of goods sold to franchisees from Hortons’ distribution warehouses. The Hortons’ distribution warehouses distribute primarily dry goods such as coffee, sugar and restaurant supplies to Hortons’ franchisees. Beginning in 2004, Hortons’ cost of sales also includes the impact of consolidating certain Hortons’ franchisees in accordance with FIN 46R. Although the impact of FIN 46R resulted in the increase or elimination of certain amounts on the Company’s financial statements, there was no net operating income impact. At the end of both 2005 and 2004, less than 100 franchisees qualified for consolidation in accordance with FIN46R.

The Hortons’ Canadian warehouse cost of sales increased 19.5% to $500.6 million in 2005 and 16.3% to $418.9 million in 2004, reflecting additional sales to franchisees due to the increased number of restaurants serviced and higher average sales per restaurant, as well as a stronger Canadian dollar. 2004 also includes an additional week of operations. Warehouse cost of sales, as a percent of warehouse sales, was 82.8% in 2005, 82.1% in 2004 and 79.8% in 2003. The increases between years primarily reflect a changing mix of products sold, particularly coffee.

Cost of sales for company operated units and restaurants consolidated under FIN46R amounted to $82.6 million, $54.5 million and $27.4 million in 2005, 2004 and 2003, respectively. The increases in 2005 and 2004 primarily reflect the strengthening of the Canadian dollar, the consolidation of certain franchisees in accordance with FIN 46R and an increase in the average number of company operated units in the U.S. At year-end 2005, there were 62 company operated Hortons’ restaurants in the U.S. versus 67 at year-end 2004 and 25 at year-end 2003.

Company Restaurant Operating Costs

Hortons’ company restaurant operating costs include costs necessary to manage and operate Canadian and U.S. restaurants, except cost of sales and depreciation. Beginning in 2004, Hortons’ company restaurant operating costs also include the impact of consolidating certain Hortons’ franchisees in accordance with FIN 46R. At the end of both 2005 and 2004, less than 100 franchisees qualified for consolidation in accordance with FIN 46R.

The $7.8 million, or 30.2% increase in company restaurant operating costs in 2005 and the $13.9 million, or 116.2%, increase in 2004 primarily relates to consolidating certain Hortons’ franchisees for the first time in 2004. The increase in both years also includes additional costs related to managing and operating 42 restaurants (formerly operated under the name Bess Eaton) acquired in May 2004.

Operating Costs

Hortons’ operating costs include rent expense and other costs related to properties subleased to franchisees under operating leases and cost of equipment sold to Hortons’ franchisees as part of the initiation of the franchise business. Training and other costs necessary to ensure a successful Hortons’ franchise opening and costs to operate and maintain the distribution warehouses and coffee roaster facility (excluding cost of sales) are also included in operating costs.

Hortons’ total operating costs increased $4.1 million in 2005 and $30.3 million in 2004. The increase in 2005 includes approximately $9 million related to the strengthening of the Canadian dollar and higher rent expense as a result of the growth in the number of properties leased and then subleased to Canadian franchisees. These increases were partially offset by lower franchise sale equipment costs due to fewer franchise openings, an extra week of operations in 2004 and a lease correction recorded in 2004. The strengthening of the Canadian dollar accounted for approximately $10 million, or 32%, of the increase in 2004. The remaining increase in 2004 primarily reflected Hortons’ rent expense, which increased $11.3 million in 2004, excluding the translation impact, due to the growth in the number of properties being leased and then subleased to Canadian franchisees, as well as higher percentage rent resulting from increases in sales, an extra week of operations and the impact from a lease correction. There were 1,655 total restaurants leased by Hortons and then subleased to franchisees at year-end 2005 versus 1,549 in 2004 and 1,466 in 2003.

DEVELOPING BRANDS

Cost of Sales and Company Restaurant Operating Costs

Baja Fresh comprises the significant majority of both the total Developing Brands cost of sales and company restaurant operating costs. The decrease in 2005 Developing Brands cost of sales from 2004 primarily relates to better control over food and labor costs at Baja Fresh, as well as lower average sales. The increase in 2005 Developing Brands company restaurant operating costs over 2004 primarily reflects a full year of consolidating Cafe Express’ results versus eleven months in 2004, and higher advertising costs at Cafe Express. The increases in reported Developing Brands 2004 cost of sales and company restaurant operating costs over 2003 were primarily due to fully consolidating Cafe Express beginning in February 2004, and an increase in the number of Baja Fresh company operated restaurants.

CONSOLIDATED

Depreciation of Property and Equipment

Consolidated depreciation of property and equipment increased 11.9% in 2005 and 9.1% in 2004. The increase in 2005 versus 2004 primarily reflects additional restaurant development, a stronger Canadian dollar and a depreciation expense reduction recorded in 2004 related to a lease correction. The 2004 increase versus 2003 primarily reflects additional restaurant development and a stronger Canadian dollar, partially offset by the reduction in depreciation expense related to a lease correction recorded in 2004.

General and Administrative Expenses

General and administrative expenses increased in 2005 and 2004 by approximately $5 million and $4 million , respectively, due to a stronger Canadian dollar. Also included in 2005 general and administrative expenses versus 2004 is incremental compensation expense related to the Company’s restricted shares award program implemented in the second quarter of 2004 of $11.7 million, compensation expense related to the accelerated vesting of the Company’s outstanding stock options of $4.8 million and IPO preparation costs of $5.2 million, partly offset by reduced performance-based bonus expense.

General and administrative expenses in 2004 versus 2003 included an additional $3.8 million for restricted shares granted and expensed for the first time by the Company in 2004 and $4.5 million in higher external professional fees to implement the internal control requirements of Sarbanes, partially offset by reduced performance-based bonuses. As a percent of revenues, general and administrative expenses were 8.5% in 2005, 7.8% in 2004 and 8.3% in 2003. The percentage increase in 2005 primarily reflects the incremental costs described above and slower revenue growth, while the percentage decrease in 2004 primarily reflects that revenues grew at a higher rate than general and administrative costs.

Goodwill Impairment

In conjunction with the Company’s policy to review goodwill for impairment in the fourth quarter of each year, in 2005 the Company tested goodwill for impairment and recorded pretax impairment charges of $25.4 million and $10.7 million related to Hortons U.S. and Cafe Express, respectively. Cafe Express is included in the Developing Brands segment. The fair values of these reporting units were determined using discounted cash flows. The weaker than anticipated performance of the New England restaurants acquired in 2004 was one of the primary factors leading to the goodwill impairment for the Hortons U.S. business. The primary reasons leading to the impairment of Cafe Express’ goodwill were fewer projected store openings and lower than expected performance for existing stores. In 2004, the Company recorded an impairment charge of $190.0 million pretax related to Baja Fresh. The amount of the impairment charge was based on an estimate of the fair value of Baja Fresh primarily using a combination of historical performance and comparative market data. The declining average same-store sales for Baja Fresh in both 2004 and 2003 were a significant consideration in management’s conclusion that the recorded value of Baja Fresh goodwill was impaired.

For further discussion of the Company’s goodwill impairment approach, see “The Application of Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other (Income) Expense, Net

Other (income) expense, net includes income from equity investments in joint ventures and other minority investments that are considered to be an integrated part of our business operations and other amounts that are not directly derived from the Company’s primary businesses. Other amounts include expenses related to store closures, asset write-offs and reserves for legal issues.

To follow is a summary of other (income) expense, net for each of the years indicated:

	2005	2004	2003
Equity investment income	$(16,344)	$(15,733)	$(6,933)
Asset impairments	33,926	12,183	0
(Gain)/loss from property dispositions	(46,141)	507	8,495
Store closing costs and other, net	18,956	21,687	380

Other (income) expense, net	$(9,603)	$18,644	$1,942

Equity investment income increased slightly in 2005 versus 2004 and increased $8.8 million in 2004 versus 2003, primarily reflecting higher equity income from Hortons’ joint venture with IAWS Group plc. The asset impairments in 2005 primarily reflect charges recorded for the impairment of fixed assets in certain Hortons, Wendy’s and Cafe Express markets, while the 2004 asset impairments reflect charges recorded for the impairment of fixed assets in certain Baja Fresh markets. The increase in gains from property dispositions in 2005 primarily reflects pretax gains of $46.2 million from the sale of 130 Wendy’s real estate properties during the fourth quarter of 2005. A plan for these asset sales was announced as part of the Company’s strategic initiatives in July 2005 (see Management’s Outlook for further discussion of these strategic initiatives).

Store closing costs and other, net primarily includes store closing costs, costs related to sites no longer being considered for development, legal accruals and translation gains (losses). In comparing 2005 to 2004, legal accruals decreased $7.0 million and mark-to-market gains on intercompany cross-border notes increased $4.7 million. Partially offsetting these changes were $10.3 million in higher store closing costs and costs related to sites no longer being considered for development. Store closing costs primarily reflect costs to close certain Wendy’s, Hortons U.S. and Baja Fresh restaurants in 2005 versus costs to close certain Baja Fresh restaurants in 2004. Compared to 2003, store closing costs and other, net in 2004 primarily reflects the store closure charges of $9.5 million recorded for Baja Fresh, higher legal accruals of $8.5 million and less favorable currency adjustments.

Interest Expense

Interest expense was $46.4 million in 2005, $47.0 million in 2004 and $45.8 million in 2003.

Interest Income

Interest income was $7.3 million in 2005, $4.4 million in 2004 and $4.9 million in 2003. Interest income increased in 2005, primarily reflecting higher overall cash levels and higher investment rates of return.

Income Taxes

The effective income tax rate for 2005 was 33.7% compared to 71.7% for 2004 and 37.5% for 2003. The 2004 high effective rate resulted because the Company’s tax basis in Baja Fresh is primarily in the stock of Baja Fresh and not the assets and liabilities of Baja Fresh. As a result, the Company recorded only $3.4 million of tax benefit for the $190.0 million Baja Fresh goodwill impairment charge. Excluding the impact of the goodwill charge, the effective income tax rate for 2004 was 36.2%. The lower 2005 effective rate primarily reflects permanent differences between accounting and tax income for foreign currency mark-to-market gains and fair value losses on certain foreign currency future contracts. The lower 2005 rate also reflects a higher portion of the Company’s pretax income being derived from Canada and the favorable impact of new state tax legislation enacted in second quarter 2005. The effective tax rate benefits were partially offset by certain IPO preparation expenses which are not deductible for tax purposes. The decrease between the adjusted 2004 effective tax rate of 36.2% and 2003 was primarily due to increased current and deferred state tax liabilities as a result of income tax increases enacted by various states in response to declining state revenues in 2003.

Comprehensive Income

Comprehensive income was higher than net income by $12.1 million, $55.9 million and $107.0 million in 2005, 2004 and 2003, respectively. The increases in comprehensive income over net income in 2005, 2004 and 2003 primarily reflect favorable translation adjustments on the Canadian dollar. In addition, 2003 included $15.2 million in other comprehensive income related to a minimum pension liability adjustment on the Company’s pension plans (see Note 10 on pages 79 through 82 of the Financial Statements and Supplementary Data included in Item 8 herein).

FINANCIAL POSITION

Overview

The Company generates considerable cash flow each year from net income excluding depreciation and amortization. The main recurring requirement for cash is capital expenditures. In the last three years the Company has generated cash from operating activities well in excess of capital expenditure spending. Acquisition and investment activity can be an important expenditure, and the Company may borrow money to fund major purchases, such as Baja Fresh in 2002. Share repurchases are part of the ongoing financial strategy utilized by the Company, and normally these repurchases come from cash on hand and the cash provided by option exercises. Longer term, both the cash provided from option exercises and the cash used for share repurchases should decrease as the Company implements its equity compensation program which features restricted shares. The Company increased its dividend payment rate by 12.5% in the first quarter of 2005 and 25% in the third quarter of 2005, after increasing the rate by 100% in 2004. The Company currently has a $500 million shelf registration and $200 million line of credit which are unused.

The Company maintains a strong balance sheet and has taken steps to increase its financial flexibility in order to meet the Company’s strategic objectives. Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt BBB+ and Baa2, respectively. The long-term debt-to-total equity ratio declined to 30% at year-end 2005 from 35% at year-end 2004, primarily reflecting higher equity balances at year-end 2005 primarily due to 2005 earnings net of dividends paid to shareholders and option exercises, partially offset by common share repurchases.

Total assets increased $242.8 million in 2005 to $3.4 billion. Net property and equipment decreased $23.9 million, primarily reflecting the designation of 110 Wendy’s restaurants and properties leased to franchisees as “held for disposition” and the sale of 167 Wendy’s properties previously leased to franchisees, partially offset by new restaurant openings. Return on average assets was 7.0% in 2005 and 1.7% in 2004. The increase reflects the absence of the $190.0 million pretax ($186.6 million after tax) Baja Fresh goodwill impairment charge recorded in the fourth quarter of 2004. Excluding the impact of the 2005 and 2004 goodwill impairment charges, the 2005 and 2004 returns on average assets were 7.2% and 7.6%, respectively. Return on average assets is computed as net income divided by average assets over the previous five quarters, excluding advertising fund restricted assets. Current advertising fund restricted assets are separately presented on the Company’s balance sheets and certain fixed assets purchased by the Hortons Canada advertising fund are classified in property and equipment, net. The Company is restricted from utilizing these assets for its own purposes. See also Note 11 on pages 82-83 of the Financial Statements and Supplementary Data included in Item 8 herein for further information.

Total shareholders’ equity increased $342.9 million in 2005. Return on average equity, defined as net income divided by average equity over the previous five quarters, was 11.9% in 2005 and 2.9% in 2004. Excluding the impact of the 2005 and 2004 goodwill impairment charges, the 2005 and 2004 returns on average equity were 11.9% and 13.1%, respectively. The Company believes that providing financial results excluding the non-cash charges for the reduction in the goodwill provides investors with a meaningful perspective of the current underlying operating performance of the Company.

Comparative Cash Flows

Cash provided from operating activities was $477.3 million in 2005 compared to $502.4 million in 2004 and $430.2 million in 2003. Operating cash flows declined in 2005 versus 2004 primarily due to lower earnings by Wendy’s brand and lower working capital cash outflows in 2005 compared to inflows in 2004, partially offset by lower tax payments. As compared to 2003, 2004 operating cash flow benefited by higher working capital increases relating to the timing of payables and receivables.

Net cash used in investing activities totaled $187.2 million in 2005 compared to $322.5 million in 2004 and $438.6 million in 2003. Capital expenditures are the largest ongoing component of the Company’s investing activities and include expenditures for new restaurants, improvements to existing restaurants and other capital needs. A summary of capital expenditures for the last three years follows.

Capital Expenditures (In millions)	2005	2004	2003
New restaurants	$212	$184	$224
Restaurant improvements	82	83	86
Other capital needs	77	74	32
Total capital expenditures	$371	$341	$342

Other significant items impacting the comparability of investing cash flows between years include proceeds from property dispositions, acquisition of franchisees and businesses and other investments. Proceeds from property dispositions totaled $199.0 million in 2005, primarily related to the one time sale of properties previously leased to franchisees, compared to $57.4 million and $27.1 million in property disposition proceeds in 2004 and 2003, respectively. Comparatively, franchise acquisitions of $13.3 million and $16.5 million in 2005 and 2004, respectively, were significantly less than the $97.6 million used to acquire 68 Wendy’s restaurants from a Florida franchisee in 2003. Other investments included $44.3 million used by Hortons in 2004 to acquire 42 restaurants in New England formerly operated under the Bess Eaton name. In addition, in 2003 the Company had a cash outflow for short-term investments totaling $23.0 million, which matured and is included as an investing inflow in 2004.

Financing activities used cash of $77.5 million, $183.7 million and $3.6 million in 2005, 2004 and 2003, respectively. The primary differences impacting the comparability of financing activities between years are proceeds from debt issuances, proceeds from employee stock options exercised, the amount of common shares repurchased, and increases in the dividend rate. Proceeds from employee stock options exercised were $215.9 million, an increase of $184.5 million as compared to 2004. Also in 2005, the Company paid off debt in the amount of $131.2 million, including the payoff of $100 million of the Company’s notes that matured in

December 2005 and payment of $25 million related to commercial paper borrowings, as compared to payments of $61.8 million and $6.0 million in 2004 and 2003, respectively. At year-end 2003, $40.0 million of commercial paper was outstanding, which was used for the acquisition of 68 Wendy’s restaurants in Florida from a franchisee. The Company repaid the $40.0 million in the first half of 2004. In 2004 the Company issued, and subsequently repaid in the first quarter of 2005, $25.0 million of commercial paper related to its fourth quarter 2004 accelerated share repurchase transaction.

The timing of employees’ stock option exercises is usually driven by the market price for the Company’s common shares. The Company generally attempts to offset dilution as a result of employees exercising stock options by repurchase of its common shares, including utilizing the cash provided from option exercises. In 2005 the Company acquired 2.0 million common shares and spent approximately $100 million related to share repurchases compared to the repurchase of 3.6 million common shares for approximately $140 million in 2004. In 2005, the Company’s Compensation Committee, after discussion with the Board of Directors, approved the acceleration of all outstanding stock options such that all outstanding stock options, except those held by independent directors of the Company, became fully vested. Dividends paid in 2005 increased $11.4 million due to a 12.5% increase in the dividend rate in the first quarter of 2005 and a 25% increase in the dividend rate in the third quarter of 2005. Dividends paid in 2004 increased $27.4 million due to a 100% increase in the dividend rate.

Liquidity and Capital Resources

Cash flow from operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements, cash from the Hortons’ IPO and through the possible issuance of securities, should provide for the Company’s projected short-term and long-term cash requirements, including cash for capital expenditures, potential share repurchases, dividends, repayment of debt, future acquisitions of restaurants from franchisees or other corporate purposes. In the past three years, cash provided by operating activities, borrowings, proceeds from stock options and other sources was used to primarily fund continued growth in restaurants, other capital expenditures, investments, dividend payments and repurchases of shares of common stock.

The Company expects 2006 capital expenditures to be in the range of $315 million to $335 million for new restaurant development, remodeling, maintenance and technology initiatives. Expected capital spending in 2006 reflects the Company’s decision to slow Wendy’s new restaurant development to focus on improving performance of the Wendy’s business. In 2006, the Company plans to open new company operated and franchised restaurants which, in the aggregate, would total between 345 and 395 compared to 417 in 2005. The expected investment in the new Hortons Canada distribution facility, in excess of $70 million in Canadian dollars, was substantially completed in 2005 with approximately 11% expected to be spent in 2006. Development in 2006 is still expected to be concentrated in the Wendy’s North America and Hortons Canada markets.

As in prior years, the Company may also invest in new business opportunities and expand its IAWS Group plc joint venture. In February 2004, the Company invested an additional $5 million to acquire a controlling 70% share of Cafe Express, up from the previous 45% minority interest position. In October 2004, the Company invested an additional $4 million in Pasta Pomodoro, bringing its investment to approximately 29% on a fully diluted basis. The Company will evaluate other opportunities as they arise.

The Company has used cash to repurchase common shares totaling $99.5 million, $138.1 million and $57.0 million in 2005, 2004 and 2003, respectively. In addition, in January 2006, the Company acquired 3.75 million shares in an accelerated share repurchase for $207 million or $55.21 per share. Including the shares acquired in January 2006, approximately $900 million remained under the repurchase authorization as approved by the Company’s Board of Directors, which includes an additional $1 billion authorized in the third quarter of 2005. Generally, the Company’s objective in its share repurchase program is to offset the dilution impact of the Company’s equity compensation program. Since 1998 and through the end of 2005, the Company has repurchased 42.4 million common and other shares exchangeable into common shares for approximately $1 billion. In the last five years and including the shares acquired in January 2006, the Company has returned more than $1 billion to shareholders in the form of share repurchases and dividends.

In 2004, the Company’s shareholders approved a new equity-based compensation program for directors and employees featuring restricted stock shares and restricted stock units rather than stock options which had previously been used exclusively. This program will permit up to 3.6 million common shares to be issued. The Company only issued restricted stock shares and restricted stock units in 2005 and does not expect to award stock options in future years. The program is expected to reduce “overhang” (all approved but unexercised options and shares divided by shares outstanding plus all approved but unexercised options and shares) and reduce the long-term effect of the equity compensation program on the Company’s EPS. The expected reductions in the Company’s overhang and effect on EPS are based on a number of assumptions, including the number of stock option exercises, share repurchases, increases in employee salaries, net additions in the number of employees, the Company achieving specified annual earnings per share goals and the Company’s total shareholder return relative to the Standard & Poor’s 500 Index. Other types of incentives could also be awarded under the new program, although the Company presently does not have plans to do so.

In February 2005, the Company announced that based on its strong cash position and strategic direction the Board of Directors had approved a 12.5% increase in the common stock dividend rate and in July 2005, announced an additional 25% increase in the common stock annual dividend rate to $0.68 per year. The announced increases are in addition to the 100% increase in the rate of common stock dividends paid in 2004 over 2003. The Company’s target for its dividend payout ratio is 23-27% of earnings, with a dividend yield of 1.4% to 1.6%.

In 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to issue up to $500 million of securities. On March 1, 2006, the Company entered into a new $200 million revolving credit facility, which expires on March 1, 2008 and which replaced the Company’s previous $200 million revolving credit facility entered into in 2003. The new revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio, and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The Company is charged interest on advances that varies based on the type of advance utilized by the Company, which is either alternate base rate (greater of prime or Federal funds plus 0.5%) or a rate based on LIBOR plus a margin that varies based on the Company’s debt rating at the time of the advance. The Company is also charged a facility fee based on the total credit facility. This fee varies from 0.07% to 0.20% based on the Company’s debt rating. The Company’s Senior Notes and debentures also have limits on liens that can be placed on the Company’s assets and limits on sale leaseback transactions. As of January 1, 2006, the Company was in compliance with its covenants under the revolving credit facility entered into in 2003 and the limits of its Senior Notes and debentures. As of January 1, 2006, no amounts under the credit facility entered into in 2003 were outstanding and all of the $500 million of securities available under the above-mentioned Form S-3 filing remained unused.

The Company also has a commercial paper program, under which approximately $25 million was outstanding at January 2, 2005 and was repaid in the first quarter of 2005. No commercial paper borrowings were outstanding at January 1, 2006. The availability of the Company’s unused revolving credit facility supports the Company’s commercial paper and lowers the Company’s borrowing costs by improving the credit rating of the Company’s commercial paper.

Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt as investment grade of BBB+ and Baa2, respectively. The Company is committed to a strong capital structure and financial profile. If additional funds are needed for mergers, acquisitions or other strategic investments, the Company believes it could borrow additional cash and still maintain its investment grade rating. The Company expects that the rating on its unsecured debt will be reviewed in conjunction with the Hortons IPO, at which time the rating on the Company’s debt may decline to non-investment grade. In the event the Company’s rating declines, the Company may incur an increase in borrowing costs. If the decline in the rating is significant, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include sales and cost trends, the Company’s cash position, cash flow, capital expenditures, the IPO and planned spin-off of Hortons and stability of earnings.

On February 28, 2006, Hortons along with one of its principal subsidiaries, entered into a five year senior bank facility with a syndicate of Canadian and U.S. financial institutions that comprises a $300.0 million Canadian dollar term loan facility; a $200.0 million Canadian dollar revolving credit facility (which includes $15.0 million in overdraft availability); and a $100.0 million U.S. revolving credit facility (together referred to as the “senior bank facilities”). The term loan facility bears interest at a variable rate per annum equal to Canadian prime rate or alternatively, one of Hortons’ principal subsidiaries may elect to borrow by way of Bankers’ Acceptances (or loans equivalent thereto) plus a margin.

The Canadian and U.S. dollar revolving credit facilities are undrawn and are available for general corporate purposes. The new Canadian revolving credit facility replaced the existing $25.0 million Canadian dollar facility except for approximately $5.0 million being used to support standby letters of credit which will remain in place until expiration of the respective letters of credit. Hortons, together with one of its principal subsidiaries will incur commitment fees based on the revolving credit facilities, whether used or unused. The fees vary according to the Hortons’ leverage ratio and, as at February 2006 equal 0.15% of the facility amount. Advances under the Canadian revolving credit facility bear interest at a variable rate per annum equal to the Canadian prime rate or alternatively, one of Hortons’ principal subsidiaries may elect to borrow by way of either Bankers’ Acceptances or LIBOR, plus a margin. Advances under the U.S. revolving credit facility bear interest at a rate per annum equal to the U.S. prime rate or LIBOR plus a margin.

On February 28, 2006, one of the principal subsidiaries of Hortons entered into a 14 month non-revolving $200.0 million Canadian dollar bridge loan facility with two financial institutions. The bridge loan facility bears interest at Bankers’ Acceptances plus a margin. The bridge loan facility and the senior bank facilities contain various covenants which, among other things, require the maintenance of two financial ratios — a consolidated maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio.

In connection with the senior bank facilities and the bridge loan facility the Company will incur financing costs, which will be deferred and amortized over the terms of each facility to which the costs relate.

The Company does not have significant term-debt maturities until 2011. The Company believes it will be able to pay or refinance its debt obligations as they become due based on its strong financial condition and sources of cash described above. The Company’s significant contractual obligations and commitments as of January 1, 2006 are shown in the following table. Purchase obligations primarily include commitments for advertising expenditures and purchases for certain food-related ingredients.

	Payments Due by Period
Contractual Obligations(1) (In thousands)	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Long-term debt, including interest and current maturities:
Wendy’s	$1,408	$892	$30	$—	$2,330
Hortons	5,617	11,404	11,560	19,283	47,864
Developing Brands	68	45	—	—	113
Corporate	33,450	66,900	66,900	687,241	854,491
Total	$40,543	$79,241	$78,490	$706,524	$904,798
Capital leases:
Wendy’s	$2,233	$4,143	$3,982	$21,198	$31,556
Hortons	9,970	12,893	11,532	38,282	72,677
Total	$12,203	$17,036	$15,514	$59,480	$104,233
Operating leases:
Wendy’s	$57,860	$115,631	$103,731	$806,603	$1,083,825
Hortons	45,913	92,487	82,503	319,567	540,470
Developing Brands	17,132	33,459	30,890	35,909	117,390
Total	$120,905	$241,577	$217,124	$1,162,079	$1,741,685
Purchase obligations:
Wendy’s	$137,621	$216	$3	$—	$137,840
Hortons	141,516	5,187	1,616	86	148,405
Developing Brands	20,451	540	—	—	20,991
Corporate	5,582	749	—	—	6,331
Total	$305,170	$6,692	$1,619	$86	$313,567
Total Contractual Obligations	$478,821	$344,546	$312,747	$1,928,169	$3,064,283
(1)	As of January 1, 2006, the Company’s pension plans were funded such that pension assets are approximately equal to the projected benefit obligation. The Company made contributions totaling approximately $11 million into its pension plans in 2005. Estimates of reasonably likely future pension contributions are heavily dependent on expectations about future events outside of the pension plans, such as future pension asset performance, future interest rates, future tax law changes and future changes in regulatory funding requirements. The Company estimates contributions to its pension plans in 2006 will not exceed $10 million, however no such contributions would be required. It is possible future legislative changes could require significant future contributions. Certain executive employees are also eligible to participate in the Company’s supplemental executive retirement plan. Under this plan, each participating employee’s account reflects amounts credited by the Company based on the employee’s earnings plus or minus investment gains and losses of specified investments in which amounts credited by the Company are deemed to be invested. The supplemental executive retirement plan is not funded, but account balances of approximately $17 million as of January 1, 2006 are payable to participating employees when they retire or otherwise are no longer employed by the Company. Estimates of reasonably likely future payments by the Company under the supplemental executive retirement plan are heavily dependent on future events outside of this plan, such as the timing of participating employees leaving the Company, the performance of the investments and the time period over which employees elect to receive distributions from the supplemental executive retirement plan. Due to the significant uncertainties regarding future pension fund contributions and payments under the Company’s supplemental executive retirement plan, no pension fund contributions or supplemental executive retirement plan payments are included in the table.

Other Commercial Commitments (In thousands)	As of January 1, 2006
Franchisee lease and loan guarantees:
Wendy’s	$167,554
Hortons	836
Developing Brands	11,160
Total	$179,550
Contingent rent on leases:
Wendy’s	$20,030
Letters of credit:
Wendy’s	$6,866
Hortons	4,288
Total	$11,154
Total Other Commercial Commitments	$210,734

The Company has guaranteed certain leases and debt payments of franchise owners amounting to $179.6 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is also contingently liable for certain leases of non-franchisees amounting to an additional $20.0 million. These leases have been assigned to unrelated third parties, which have agreed to indemnify the Company against future liabilities arising under the leases. The Company is also the guarantor on $11.2 million in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. Effective January 1, 2003, the Company adopted FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. In accordance with FIN 45 and based on available information, the Company has accrued for certain guarantees and indemnities as of January 1, 2006 and January 2, 2005, in amounts which, in total, are not material.

At January 1, 2006 and January 2, 2005, the Company’s reserves established for doubtful royalty receivables were $3.3 million and $3.2 million, respectively. Reserves related to possible losses on notes receivable, real estate, guarantees, claims and contingencies involving franchisees totaled $9.3 million at January 1, 2006 and $10.5 million at January 2, 2005. These reserves are included in accounts receivable, notes receivable and other accrued expenses.

MANAGEMENT’S OUTLOOK

2005 Strategic Initiatives

In 2005 the Company announced a number of initiatives intended to improve the performance of its Wendy’s brand business and to enhance value for its shareholders. These initiatives include the following:

IPO 15-18% of Hortons

The Company’s Board of Directors approved a plan to issue new shares of the Hortons business equal to 15-18% of its value in an IPO. Hortons filed its initial Form S-1 with the SEC on December 1, 2005 and is projecting to complete the IPO by the end of the first quarter of 2006. The Company would retain the remaining 82-85% of the Hortons business. The planned IPO preserves the ability to complete a tax-free spin-off of Hortons to Wendy’s shareholders if the Board decides to pursue such an initiative in the future, however, Wendy’s has agreed not to sell or otherwise dispose of its remaining interest for a period of 180 days after the effective date of the Form S-1 filing. The Company currently intends, assuming a successful IPO, to spin-off Hortons common stock that it owns as soon as practical, which is expected to occur by December 31, 2006. Factors leading to the decision to pursue a Hortons IPO include significant unit growth and average same-store sales improvements of more than 7% per year since 2000, Hortons’ improved ability to internally fund its growth, Hortons’ success with several vertical integration initiatives, including its par-baking initiative with its joint venture partner, and improved performance of the Hortons U.S. operations. If the Hortons IPO is completed as planned, the Company would reflect the 15-18% minority interest in its financial statements. This would effectively reduce the Company’s net income by that amount unless the Company’s ongoing operations are able to replace the lost income. There can be no assurance, however, that the Wendy’s business or the remaining Hortons business will be able to do so.

Actions focused on improving financial performance of Wendy’s

The Company completed a thorough review of its Wendy’s business and plans to maximize profits and returns with a number of initiatives to be implemented over the next several years, including:

–	Closing 40 to 60 underperforming U.S. company operated restaurants that were currently negatively impacting profits and returns. In 2005, the Company closed 47 underperforming restaurants resulting in a pretax charge of $12.0 million.
–	Improving restaurant level economics by driving increases in average same-store sales by more than 3% annually, focusing on improving restaurant level margins.

–	Pursuing the sale of approximately 217 owned sites that were leased to franchisees. In 2005, the Company completed the sale of 171 sites for approximately $164 million in cash proceeds and recorded a pretax gain of $62.7 million. As a result of the sale of these properties, the Company will lose rental and other income related to these properties of approximately $15 million.
–	Slowing new company store development, which has averaged approximately 70 units over the past four years, to a range of 35 to 40 beginning in 2006 . The Company is adjusting its development plan due to rising real estate and building costs and margin pressure and to focus on improving restaurant level economics. Slowing new company store development is expected to reduce annual capital expenditures $20 to $30 million.
–	Rebalancing the mix of stores in Canada by closing certain underperforming stores, re-franchising stores in certain provinces and limiting development to the most profitable areas.
–	Rebalancing the mix of U.S. company operated and franchised stores by pursuing the sale of certain stores to franchisees that are primarily in areas where it is not efficient for the Company to operate. Through these sales, the Company plans to lower the mix of U.S. company operated stores over the next two to three years from 22% to a range of 15-18%. In the fourth quarter of 2005, the Company recorded a pretax charge of $10.6 million to reflect the net realizable value of a market and certain stores held for disposition.
–	Reducing costs in anticipation of the IPO and anticipated full spin-off of Hortons, including a targeted $40-$60 million cost savings.

Authorization of additional $1 billion for share repurchase and a 25% increase in the Company’s annual dividend rate

Based on the Company’s cash flow projections, the Board of Directors authorized an additional $1 billion for share repurchases in 2005. As of January 1, 2006, the total remaining authorization for share repurchases was approximately $1.1 billion. The Company has repurchased 42.4 million common shares for approximately $1.1 billion since 1998. In the first quarter of 2006, the Company repurchased an additional 3.75 million shares in an accelerated share repurchase for $207 million or $55.21 per share, bringing the remaining share repurchase authorization to approximately $900 million.

The Board of Directors also authorized a 25% increase in the Company’s annual dividend payment rate per share from $.54 to $.68, beginning with the dividend paid on November 21, 2005. This increase is in addition to a 12.5% increase authorized by the Board in the first quarter of 2005. Going forward, the Company intends to target a dividend payout ratio in the range of 23%-27% of earnings. On February 3, 2006, the Board of Directors approved a quarterly dividend of $0.17, payable on February 28, 2006 to shareholders of record as of February 13, 2006.

Company repaid $100 million of debt on December 15, 2005

In December 2005, the Company repaid the $100 million 6.35% Notes that were due December 15, 2005, using existing cash.

March 2006 Agreement

The Company entered into an agreement with Trian Fund Management, L.P. and affiliates and Sandell Asset Management Corp. and affiliates on March 2, 2006. Pursuant to the agreement, among other things, the Company agreed to use reasonable best efforts to (i) complete the spin-off of Hortons common stock as soon as practical, which is expected to occur by December 31, 2006; (ii) actively explore strategic alternatives with respect to Baja Fresh; (iii) intensify its focus on corporate cost reduction programs to reduce overhead and restaurant operating costs and improve operating profit margins; and (iv) explore the best practicable means of deploying excess cash resulting from the IPO of Hortons. The agreement is attached as Exhibit 10(v) to this Form 10-K.

2006 Operating Income Growth Guidance

In February 2006, the Company stated its 2006 anticipated operating income growth to be in the range of 10% to 13% from $377 million reported in 2005 to a range of $415 to $425 million in 2006. Revenue in 2006 is expected to increase 7% to 8% over 2005. EPS in 2006 will be very dependent on planned completion of the Hortons IPO and the possible repurchase of common shares of the Company. Both the planned IPO of Hortons and recent increases in the Company’s dividend have been initiated to enhance total return to shareholders.

Ongoing Initiatives

The Company continues to implement its strategic initiatives. These initiatives include leveraging the Company’s core assets, growing average same-store sales, improving store-level productivity to enhance margins, improving underperforming operations, developing profitable new restaurants and implementing new technology initiatives. Management intends to allocate resources to improve long-term return on assets and invested capital, and monitor its progress by tracking various metrics, including return on average assets, return on average equity and return on invested capital, as well as comparing to historical performance, the Company’s peers and other leading companies.

The Company also continues to execute its integrated Financial Strategy announced in 2004 that includes a focus on a dividend policy, continued share repurchases, an equity-based compensation program for employees and directors and stock ownership guidelines for Company officers.

In 2004, the Company obtained shareholder approval of its 2003 Plan which has the objectives of remaining competitive in attracting and retaining employees, lowering overhang and minimizing EPS dilution from equity-based compensation grants over the next several years. The 2003 Plan allows for the transition from stock options to a combination of restricted stock and restricted stock units. The Company also developed a new cash bonus/profit-sharing program that generally applies to non-executive employees. In an effort to further align employee and shareholder goals, the Company also established stock ownership guidelines which include requiring officers to hold Company stock and in-the-money stock options equal to their annual base salary, and the named executive officers, as established in the proxy statement, to hold Company stock and in-the-money stock options equal to three times their annual base salary.

The Company intends to remain focused on established long-term operational strategies of exceeding customer expectations, fostering a performance-driven culture, delivering a balanced message of brand equity plus value in marketing, growing a healthy restaurant system and partnering finance with operations. The Company believes its success depends on providing everyday value, quality and variety, not price discounting. As a result, the Company provides a variety of menu choices and will continue to evaluate and introduce new products to meet the trends and desires of its customers. Management believes in reinvesting in its restaurants to maintain a fresh image, providing convenience for its customers and increasing the overall efficiency of restaurant operations. The goal of these strategies is to increase average sales over time, primarily through greater customer traffic in the restaurants. The Company intends to effectively manage corporate and field-level costs to control overall general and administrative expense.

New restaurant development will continue to be very important to the Company. Wendy’s, Hortons and Baja Fresh restaurant concepts are all under penetrated in key markets. The Company intends to grow responsibly, focusing on the markets with the best potential for sales and return on investment. A total of 417 new restaurants were opened in 2005. Current plans call for 345 to 395 new company and franchise restaurants to open in 2006. The primary focus will be on core operations of Wendy’s in North America and Hortons in Canada, with the majority of units being standard sites.

The Company is optimistic about the development of Hortons in the U.S. The Company’s strategy for Hortons U.S. is to enhance brand awareness, increase average same-store sales, build customer loyalty and attract additional franchisees.

In 2006, the Company plans to develop 40 to 50 new Hortons franchise units in the U.S. Management believes that Hortons U.S. has the potential to become a long-term growth opportunity through further development in existing markets, entering into new markets, acquisitions and entering into area development agreements with franchisees. However, there is no assurance that the anticipated growth will occur.

Another element of the Company’s strategic plan is the evaluation of potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures that could add to the Company’s long-term earnings growth, such as the joint venture between Hortons and IAWS Group plc formed in 2001 to build a par-baked goods manufacturing facility in Canada.

The Company’s Developing Brands segment consists of Baja Fresh and Cafe Express. Baja Fresh is in the Mexican segment of fast-casual restaurants and currently represents about 5% of the Company’s revenues. In 2004 and 2005, Baja Fresh was not profitable due primarily to declining average same-store sales. In 2005, the Company recognized a pretax charge of $3.8 million as a result of closing five Baja Fresh underperforming restaurants. In 2004 the Company closed and impaired a number of underperforming restaurants and recorded a $190.0 million goodwill impairment, with a goal of improving performance. The 2005 results for Baja Fresh reflect improved margins but not significantly improved operating income over 2004. The Company’s strategy includes strengthening the management team, improving unit-level economics, evolving the concept and positioning for future growth. The Company believes the concept has the potential to contribute to earnings long-term. Nevertheless, as with all developing companies, there are challenges to gaining customer acceptance and the industry is extremely competitive. Similar to Baja Fresh, Cafe Express is an evolving concept targeting to improve its unit level economics and position itself for future growth. Currently, Cafe Express is not profitable and in the fourth quarter of 2005, the Company recognized a pretax charge of $10.7 million for the impairment of Cafe Express’ goodwill and recognized a $4.7 million pretax charge related to the impairment of a market.

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet” arrangements as of January 1, 2006 and January 2, 2005 as that term is described by the Securities and Exchange Commission.

Revenue Recognition

Wendy’s and Baja Fresh have a significant number of company operated restaurants, while Hortons is predominately franchised. Revenue at company operated restaurants is recognized as customers pay for products at the time of sale. Hortons operates warehouses in Canada to distribute coffee and other dry goods to an extensive franchise system. Revenues from these sales are recorded when the product is delivered to the franchisee.

Franchise revenues consist of royalties, rents, various franchise fees and gains and losses on the sale of properties to franchisees. Royalties and rent revenues are recognized in the month earned at estimated realizable amounts. Franchise fee revenues are recognized when the related services have been performed and when the related franchise store is opened.

The Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that can have a material impact on the results of operations of the Company. The earnings reporting process is covered by the Company’s system of internal controls, and generally does not require significant management estimates and judgments. However, estimates and judgments are inherent in the calculations of royalty and other franchise-related revenue collections, legal obligations, pension and other postretirement benefits, income taxes, insurance liabilities, various other commitments and contingencies, valuations used when assessing potential impairment of goodwill, other intangibles and other long lived assets and the estimation of the useful lives of fixed assets and other long-lived assets. While management applies its judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

The Company collects royalties, and in some cases rent, from franchisees and Hortons collects distribution revenues from Canadian franchisees. The Company provides for estimated losses for revenues that are not likely to be collected. Although the Company generally enjoys a good relationship with franchisees, and collection rates are currently very high, if average sales or the financial health of franchisees were to deteriorate, the Company might have to increase reserves against collection of franchise revenues.

The Company is self-insured for most domestic workers’ compensation, health care claims, general liability and automotive liability losses. The Company records its insurance liabilities based on historical and industry trends, which are continually monitored, and accruals are adjusted when warranted by changing circumstances. Outside actuaries are used to assist in estimating casualty insurance obligations. Since there are many estimates and assumptions involved in recording insurance liabilities, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. Workers’ compensation insurance can particularly involve significant time before the ultimate resolution of claims. Wendy’s had accrued $43.4 million and $42.6 million at year-end 2005 and 2004, respectively, for domestic workers’ compensation liabilities, domestic general liability, domestic automotive liability and other property liabilities. In Canada, workers’ compensation benefits are part of a government-sponsored plan and although the Company and its employees make contributions to that plan, management is not involved in determining these amounts.

Pension and other retirement benefits, including all relevant assumptions required by generally accepted accounting principles, are evaluated each year with the oversight of the Company’s retirement committee. Due to the technical nature of retirement accounting, outside actuaries are used to provide assistance in calculating the estimated future obligations. Market interest rates are reviewed to establish pension plan discount rates and expected returns on plan assets are based on the mix of investments and expected market returns. Since there are many estimates and assumptions involved in retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations. If the Company were to change its discount rate by 0.25%, this would change annual pension costs by $0.2 million. If the Company were to change its long-term return on assets rate by 0.25%, this would change annual pension costs by $0.3 million.

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

The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. When considered necessary, the Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. Management must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When the Company determines that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. The Company uses an estimate of its annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end.

Depreciation and amortization are recognized using the straight-line method in amounts adequate to amortize costs over the following estimated useful lives: buildings and leasehold improvements and property under capital leases, the lesser of the useful life of the asset (up to 40 years) or the lease term, as that term is defined in SFAS No. 13, “Accounting for Leases,” as amended; restaurant equipment, up to 15 years; and other equipment, up to 10 years. The Company estimates useful lives on buildings and equipment based on historical data and industry trends. The Company capitalizes certain internally developed software costs which are amortized over a period of up to 10 years. The Company monitors its capitalization and amortization policies to ensure they remain appropriate. Intangibles separate from goodwill are amortized on a straight-line basis over periods of up to 30 years. Lives may be related to legal or contractual lives, or must be estimated by management based on specific circumstances.

Long-lived assets are grouped into operating markets and tested for impairment whenever an event occurs that indicates that an impairment may exist. The Company tests for impairment using the cash flows of the operating markets. A significant deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing. If an impairment is indicated, the fair value of the fixed assets is estimated using the discounted cash flows or third party appraisals of the operating market. The interest rate used in preparing discounted cash flows is management’s estimate of the weighted average cost of capital. The Company tests goodwill for impairment annually (or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting unit, as measured by discounted cash flows and market multiples based on earnings, to the carrying value, to determine if there is an indication that a potential impairment may exist. One of the most significant assumptions is the projection of future sales. The Company reviews its assumptions each time goodwill is tested for impairment and makes appropriate adjustments, if any, based on facts and circumstances available at that time. In the fourth quarter of 2005, the Company tested goodwill for impairment and recorded an impairment charge totaling $36.1 million related to Cafe Express and Hortons U.S. operations based upon an estimate of the fair market value of the reporting units based on historical performance, discounted cash flow projections and comparative market data. In the fourth quarter of 2004, the Company tested goodwill for impairment and recorded an impairment charge of $190.0 million related to Baja Fresh. The Company, with the assistance of an independent third-party, determined the amount of the 2004 charge, which was primarily based on comparative market data. Both Baja Fresh and Cafe Express are included in the Developing Brands segment.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

SYSTEMWIDE RESTAURANTS

	As of January 1, 2006	As of October 2, 2005	Increase/ (Decrease) From Prior Quarter	As of January 2, 2005	Increase/ (Decrease) From Prior Year
Wendy’s
U.S.
Company	1,345	1,351	(6)	1,328	17
Franchise	4,673	4,666	7	4,607	66
	6,018	6,017	1	5,935	83
Canada
Company	152	159	(7)	154	(2)
Franchise	225	226	(1)	230	(5)
	377	385	(8)	384	(7)
Other International
Company	5	5	0	5	0
Franchise	346	343	3	347	(1)
	351	348	3	352	(1)
Total Wendy’s
Company	1,502	1,515	(13)	1,487	15
Franchise	5,244	5,235	9	5,184	60
	6,746	6,750	(4)	6,671	75
Hortons
U.S.
Company	62	65	(3)	67	(5)
Franchise	226	207	19	184	42
	288	272	16	251	37
Canada
Company	33	31	2	31	2
Franchise	2,564	2,498	66	2,439	125
	2,597	2,529	68	2,470	127
Total Hortons
Company	95	96	(1)	98	(3)
Franchise	2,790	2,705	85	2,623	167
	2,885	2,801	84	2,721	164
Baja Fresh
Company	142	146	(4)	144	(2)
Franchise	157	156	1	151	6
Total Baja Fresh	299	302	(3)	295	4
Cafe Express
Company	19	19	0	19	0
Total Cafe Express	19	19	0	19	0
Total System
Company	1,758	1,776	(18)	1,748	10
Franchise	8,191	8,096	95	7,958	233
	9,949	9,872	77	9,706	243

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option-pricing model. The cost of the awards, including the related tax effects, will be recognized in the Consolidated Statement of Income. This statement eliminates the alternative to use the intrinsic value method for valuing stock based compensation, which typically resulted in recognition of no compensation cost. This statement was to become effective for interim or annual periods beginning after June 15, 2005, with early adoption encouraged. On April 15, 2005, the Securities and Exchange Commission issued Release No. 33-8568, which amended the date for compliance with SFAS No. 123R to the first interim or annual period of the first fiscal year beginning after June 15, 2005, with early adoption permitted. On October 27, 2005, the Company announced its Compensation Committee, after discussion with the Board of Directors, approved accelerated vesting of all outstanding stock options, except those held by the independent Directors of the Company. The decision to accelerate vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of SFAS No. 123R in the first quarter of 2006 (See Notes 1 and 6 in the Financial Statements and Supplementary Data included in Item 8 herein for further discussion of the accelerated vesting of stock options). Under SFAS No. 123R, the classification of cash flows between operating and financing activities will be affected due to a change in treatment for tax benefits realized. As a result of the acceleration of vesting on the majority of the Company’s outstanding stock options, the Company does not expect the adoption of SFAS No. 123R to have a significant impact on its financial statements, except as discussed below.

SFAS No. 123R requires recognition of compensation cost under a non-substantive vesting period approach, which requires recognition of compensation expense when an employee is eligible to retire. The Company has historically recognized this cost under the nominal vesting approach, generally over the normal vesting period of the award. When the Company adopts SFAS No. 123R in the first quarter of 2006, it will change to the non-substantive approach. See the stock options and other equity-based compensation section of Note 1 for a discussion of the impact of this change when the Company adopts SFAS No. 123R.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements”. The consensus requires that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. The consensus is to be applied prospectively to leasehold improvements acquired subsequent to June 29, 2005. This consensus is consistent with the accounting policy followed by the Company and thus had no impact upon adoption.

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

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations unless the property is being developed to be leased. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The adoption of FSP FAS 13-1 will not have a significant impact on the Company’s financial statements.

Safe Harbor Statement

Certain information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing heavy price discounting; changes in economic conditions; changes in consumer perceptions of food safety; harsh weather, particularly in the first and fourth quarters; changes in consumer tastes; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; changes in applicable accounting rules; the ability of the Company to successfully complete transactions designed to improve its return on investment; or other factors set forth in Item 1A and Exhibit 99 hereto.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Inflation

Financial statements determined on a historical cost basis may not accurately reflect all the effects of changing prices on an enterprise. Several factors tend to reduce the impact of inflation for the Company. Inventories approximate current market prices, there is some ability to adjust prices and liabilities are repaid with dollars of reduced purchasing power.

Foreign Exchange Risk

The Company’s exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar. The impact of foreign exchange rates on the Company’s income statement is predominately related to Canadian Hortons and Wendy’s operations, since exposure outside of North America is limited to royalties paid by franchisees. The exposure to Canadian dollar exchange rates on the Company’s 2005 cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations. In aggregate, cash flows between the Canadian and U.S. dollar currencies were in excess of $200 million in 2005.

The Company seeks to manage its cash flows and balance sheet exposure to changes in the value of foreign currencies. The Company may use derivative products to reduce the risk of a significant negative impact on its U.S. dollar cash flows or income. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. The Company has a policy forbidding trading or speculating in foreign currency and does not hedge foreign currency translation. Forward currency contracts to sell Canadian dollars and buy $940.3 million and $38.8 million U.S. dollars were outstanding as of January 1, 2006 and January 2, 2005, respectively, to hedge inter-company payments, purchases from third parties, certain inter-company notes and changes in the fair value of the Company’s investment in foreign operations. The contracts outstanding at January 1, 2006 and January 2, 2005 mature at various dates through June 2006 and June 2005, respectively, and are considered to be highly effective cash flow and net investment hedges according to criteria specified in SFAS No. 133, “Accounting for Derivative

Instruments and Hedging Activities.” The significant increase in the amount of foreign currency contracts outstanding at January 1, 2006 is due to hedges put in place for the expected repayment of intercompany notes and to hedge certain net investment positions in the Company’s Canadian subsidiaries. In March 2006, foreign currency contracts to sell Canadian dollars and buy $427.4 million U.S. dollars matured and were settled. On the same day the hedged cross-border intercompany notes repayment was made.

In accordance with SFAS No. 133, the Company defers unrealized gains and losses arising from these contracts until the impact of the related transactions occur. The fair value unrealized losses on the contracts as of January 1, 2006 and January 2, 2005 of $11.8 million and $5.0 million, respectively, will offset the impact of the underlying transactions. Fair values are determined from quoted market prices. Changes in the fair value of the cash flow hedges due to changes in U.S. and Canadian dollar exchange rates are offset by the underlying transaction with little or no impact to the Company’s net income. Changes in the net investment hedge due to changes in the U.S. and Canadian dollar exchange rates offset the impact of translating the Company’s net investment in its Canadian operation and are recorded to Other Comprehensive Income in equity.

At the 2005 level of annual operating income generated from Canada, if the Canadian currency rate changes U.S. $0.05, or 4% compared to the average 2005 exchange rate, for an entire year, the annual impact on the Company’s diluted EPS would be $0.07 per share. At current royalty levels outside of North America, if all foreign currencies moved 10% during each royalty collection period in the same direction, at the same time, the annual impact on the Company’s diluted EPS would be approximately one-half cent per share. The Company does not hedge its exposure to currency fluctuations related to royalty collections outside North America because it does not believe the risk is significant.

Interest Rate Risk

The Company’s debt is primarily denominated in U.S. dollars, at fixed interest rates. The Company is exposed to interest rate risk impacting its net borrowing costs. The Company seeks to manage its exposure to interest rate risk and to lower its net borrowing costs by managing the mix of fixed and floating rate instruments based on capital markets and business conditions.

To manage interest rate risk, the Company entered into an interest rate swap in 2003, effectively converting some of its fixed interest rate debt to variable interest rates. By entering into the interest rate swap, the Company agreed, at specified intervals, to receive interest at a fixed rate of 6.35% and pay interest based on the floating LIBOR-BBA interest rate, both of which are computed based on the agreed-upon notional principal amount of $100.0 million. The Company does not enter into speculative swaps or other financial contracts.

The interest rate swap outstanding at January 2, 2005 was for the notional amount of $100.0 million, matured in December 2005 and met specific conditions of SFAS No. 133 to be considered a highly effective fair value hedge of a portion of the Company’s long-term debt. Accordingly, gains and losses arising from the swap were completely offset against gains or losses of the underlying debt obligation. In connection with a new term loan facility, one of the principal subsidiaries of Hortons entered into a $100.0 million Canadian dollar interest rate swap on March 1, 2006 to help manage its exposure to interest rate volatility. The interest rate swap fixed the interest rate to 5.175% and matures on February 28, 2011. The interest rate swap is considered to be a highly effective cash flow hedge according to criteria specified in SFAS No. 133.

Commodity Risk

The Company purchases certain products in the normal course of business, which are affected by commodity prices. Therefore, the Company is exposed to some price volatility related to weather and various other market conditions outside the Company’s control. However, the Company employs various purchasing and pricing contract techniques in an effort to minimize volatility. Generally these techniques include setting fixed prices with suppliers generally for one year, setting in advance the price for products to be delivered in the future (sometimes referred to as “buying forward”), and unit pricing based on an average of commodity prices over a period of time. The Company does not generally make use of financial instruments to hedge commodity prices, partly because of the contract pricing utilized. While price volatility can occur, which would impact profit margins, there are generally alternative suppliers available and, if the pricing problem is prolonged, the Company has some ability to increase selling prices to offset a rise in commodity price increases.

In instances such as reported cases of “mad cow disease”, it is possible the Company may be exposed to risks other than price risk. The reported cases of “mad cow disease” in North America in 2005 and 2004, however, did not significantly impact the Company’s sales or earnings. There can be no assurance, however, that a future case of “mad cow disease” or another food-borne illness would not have a significant impact on the Company’s sales and earnings.

Concentration of Credit Risk

The Company has cash balances in various domestic bank accounts above the Federal Deposit Insurance Corporation (“FDIC”) guarantee limits. The Company subscribes to a bank rating system, and only utilizes high-grade banks for accounts that might exceed these limits. At year-end 2005, the amount in domestic bank accounts above FDIC limits was approximately $30 million. The Company also has cash in various Canadian bank accounts above amounts guaranteed by the Canadian Deposit Insurance Corporation of Canada (“CDIC”). At year-end 2005, the amount in Canadian banks above CDIC limits was approximately $118 million dollars equivalent. The Company utilizes only high-grade banks in Canada for accounts that might exceed CDIC limits.

Item 8.	Financial Statements and Supplementary Data

Management’s Statement of Responsibility for Financial Statements and Report on Internal Control Over Financial Reporting

Financial Statements

Management is responsible for preparation of the consolidated financial statements and other related financial information included in this annual report on Form 10-K. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, incorporating management’s reasonable estimates and judgments, where applicable.

Management’s Report on Internal Control Over Financial Reporting

This report is provided by management pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder. Management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the Company’s internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has excluded certain franchised Hortons restaurants from its assessment of internal control over financial reporting as of January 1, 2006 because the Company does not have the ability to dictate or modify the controls of these entities and does not have the ability, in practice, to assess those controls. These excluded restaurants, each of which was in existence prior to December 15, 2003, are consolidated in the Company’s financial statements pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” and had total assets and total revenues less than 1%, respectively, of the consolidated financial statement amounts as of January 1, 2006 and for the year then ended. The consolidation of these entities had no net income impact on the consolidated financial statements for the year ended January 1, 2006. Based on the assessment of the Company’s internal control over financial reporting, management has concluded that, as of January 1, 2006, the Company’s internal control over financial reporting was effective. Management’s conclusion regarding the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006 does not extend to the franchised Hortons restaurants referred to above.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Wendy’s International, Inc.:

We have completed integrated audits of Wendy’s International, Inc.’s January 1, 2006 and January 2, 2005 consolidated financial statements and of its internal control over financial reporting as of January 1, 2006, and an audit of its December 28, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Wendy’s International, Inc. and its subsidiaries at January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for the three years ended January 1, 2006, January 2, 2005, and December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 15(a)(1), that the Company maintained effective internal control over financial reporting as of January 1, 2006 based on criteria established in Internal Control—Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in Management’s Report on Internal Control Over Financial Reporting, management has excluded certain franchised Hortons restaurants from its assessment of internal control over financial reporting as of January 1, 2006 because the Company does not have the ability to dictate or modify the controls of these entities and does not have the ability, in practice, to assess those controls. We have also excluded these franchised Hortons restaurants from our audit of internal control over financial reporting. These excluded restaurants, each of which was in existence prior to December 15, 2003, are consolidated in the Company’s financial statements pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” and had total assets and total revenues less than 1% respectively, of the consolidated financial statement amounts as of January 1, 2006 and January 2, 2005, and for the years then ended. The consolidation of these entities had no net income impact on the consolidated financial statements for the years ended January 1, 2006 and January 2, 2005.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio

March 3, 2006

Wendy’s International, Inc. and Subsidiaries

Consolidated Statements of Income

Years ended January 1, 2006, January 2, 2005 and December 28, 2003
(In thousands, except per share data)	2005	2004	2003
Revenues
Retail sales	$3,028,414	$2,935,899	$2,534,135
Franchise revenues	754,733	699,539	614,777
Total revenues	3,783,147	3,635,438	3,148,912
Costs and expenses
Cost of sales	2,003,804	1,900,635	1,618,002
Company restaurant operating costs	682,505	668,948	550,643
Operating costs	171,919	168,492	135,332
Depreciation of property and equipment	199,680	178,394	163,481
General and administrative expenses	321,518	283,721	261,070
Goodwill impairment	36,141	190,000	0
Other (income) expense, net	(9,603)	18,644	1,942
Total costs and expenses	3,405,964	3,408,834	2,730,470
Operating income	377,183	226,604	418,442
Interest expense	(46,405)	(46,950)	(45,773)
Interest income	7,286	4,409	4,929
Income before income taxes	338,064	184,063	377,598
Income taxes	113,997	132,028	141,599
Net income	$224,067	$52,035	$235,999
Basic earnings per common share	$1.95	$0.46	$2.07
Diluted earnings per common share	$1.92	$0.45	$2.05
Dividends per common share	$0.58	$0.48	$0.24
Basic shares	114,945	113,832	113,866
Diluted shares	116,819	115,685	115,021

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries—Consolidated Balance Sheets

January 1, 2006 and January 2, 2005
(Dollars in thousands)	2005	2004
Assets
Current assets
Cash and cash equivalents	$393,241	$176,749
Accounts receivable, net	138,999	127,158
Notes receivable, net	11,746	11,626
Deferred income taxes	29,043	27,280
Inventories and other	62,868	56,010
Advertising fund restricted assets	53,866	60,021
Assets held for disposition	66,803	0
Total current assets	756,566	458,844
Property and equipment, net	2,325,888	2,349,820
Notes receivable, net	14,796	12,652
Goodwill	128,808	166,998
Deferred income taxes	6,623	6,772
Intangible assets, net	41,757	41,787
Other assets	165,880	160,671
Total assets	$3,440,318	$3,197,544
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$188,481	$197,247
Accrued expenses
Salaries and wages	51,184	46,971
Taxes	116,920	108,025
Insurance	58,147	53,160
Other	90,263	92,838
Advertising fund restricted liabilities	68,929	60,021
Current portion of long-term obligations	9,428	130,125
Total current liabilities	583,352	688,387
Long-term obligations
Term debt	559,097	538,055
Capital leases	56,736	55,552
Total long-term obligations	615,833	593,607
Deferred income taxes	78,206	109,674
Other long-term liabilities	104,338	90,187
Commitments and contingencies
Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share, Authorized: 200,000,000 shares, Issued: 125,490,000 and 118,090,000 shares, respectively	12,549	11,809
Capital in excess of stated value	405,588	111,286
Retained earnings	1,858,743	1,700,813
Accumulated other comprehensive income (expense):
Cumulative translation adjustments and other	115,252	102,950
Pension liability	(1,096)	(913)
	2,391,036	1,925,945
Treasury stock, at cost: 7,681,000 and 5,681,000 shares, respectively	(294,669)	(195,124)
Unearned compensation – restricted stock	(37,778)	(15,132)
Total shareholders’ equity	2,058,589	1,715,689
Total liabilities and shareholders’ equity	$3,440,318	$3,197,544

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries—Consolidated Statements of Cash Flows

Years ended January 1, 2006, January 2, 2005 and December 28, 2003
(In thousands)	2005	2004	2003
Cash flows from operating activities
Net income	$224,067	$52,035	$235,999
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	204,342	182,175	167,844
Goodwill impairment	36,141	190,000	0
Asset impairment	33,926	12,183	0
Deferred income taxes	(33,111)	(9,668)	34,811
(Gain) loss from property dispositions, net	(56,640)	(13)	3,422
Equity based compensation expense	20,266	4,117	0
Net reserves for receivables and other contingencies	(868)	6,036	1,108
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions of restaurants
Accounts and notes receivable	(9,310)	(12,187)	(23,946)
Inventories and other	(6,611)	7,205	(12,748)
Accounts payable and accrued expenses	44,519	77,097	26,635
Increase in other assets	(1,231)	(6,156)	(19,821)
Other, net	21,787	(470)	16,907
Net cash provided by operating activities	477,277	502,354	430,211
Cash flows from investing activities
Proceeds from property dispositions	198,967	57,404	27,126
Capital expenditures	(371,282)	(341,052)	(341,911)
Acquisition of franchises	(13,251)	(16,489)	(97,553)
Acquisition of Bess Eaton	0	(44,285)	0
Principal payments on notes receivable	13,501	13,247	9,444
Investments in joint ventures and other investments	(2,132)	(13,434)	(7,620)
Short-term investments	0	24,655	(23,043)
Other investing activities	(13,016)	(2,532)	(4,996)
Net cash used in investing activities	(187,213)	(322,486)	(438,553)
Cash flows from financing activities
Proceeds from issuance of debt	3,448	39,512	39,985
Proceeds from employee stock options exercised	215,938	31,436	46,720
Repurchase of common stock	(99,545)	(138,132)	(56,992)
Principal payments on debt	(131,217)	(61,761)	(5,966)
Dividends paid on common shares	(66,137)	(54,710)	(27,322)
Net cash used in financing activities	(77,513)	(183,655)	(3,575)
Effect of exchange rate changes on cash	3,941	9,330	11,179
Increase (decrease) in cash and cash equivalents	216,492	5,543	(738)
Cash and cash equivalents at beginning of period	176,749	171,206	171,944
Cash and cash equivalents at end of period	$393,241	$176,749	$171,206
Supplemental disclosures of cash flow information:
Interest paid	$49,842	$47,073	$46,429
Income taxes paid	88,845	119,351	120,027
Non-cash investing and financing activities:
Capital lease obligations incurred	$7,723	$4,415	$15,630

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries—Consolidated Statements of Shareholders’ Equity

Years ended January 1, 2006, January 2, 2005 and December 28, 2003
(In thousands)	2005	2004	2003
Common stock at stated value
Balance at beginning of period	$11,809	$11,676	$10,895
Exercise of options and restricted stock vesting	740	133	207
Conversion of exchangeable shares	0	0	574
Balance at end of period	12,549	11,809	11,676
Capital in excess of stated value
Balance at beginning of period	111,286	54,310	0
Exercise of options, including tax benefits of $37,816, $6,159, and $7,112	257,589	37,651	53,624
Restricted stock awards and other equity-based compensation	36,713	19,325	686
Balance at end of period	405,588	111,286	54,310
Retained earnings
Balance at beginning of period	1,700,813	1,703,488	1,498,607
Net income	224,067	52,035	235,999
Dividends	(66,137)	(54,710)	(27,322)
Conversion of exchangeable shares	0	0	(3,796)
Balance at end of period	1,858,743	1,700,813	1,703,488
Accumulated other comprehensive income	114,156	102,037	46,124
Treasury stock, at cost
Balance at beginning of period	(195,124)	(56,992)	0
Purchase of common stock	(99,545)	(138,132)	(56,992)
Balance at end of period	(294,669)	(195,124)	(56,992)
Unearned compensation – restricted stock	(37,778)	(15,132)	0
Shareholders’ equity	$2,058,589	$1,715,689	$1,758,606
Common shares
Balance issued at beginning of period	118,090	116,760	108,951
Exercise of options and restricted stock vesting	7,400	1,330	2,069
Conversion of exchangeable shares	0	0	5,740
Balance issued at end of period	125,490	118,090	116,760
Treasury shares
Balance at beginning of period	(5,681)	(2,063)	0
Purchase of common stock	(2,000)	(3,618)	(2,063)
Balance at end of period	(7,681)	(5,681)	(2,063)
Common shares issued and outstanding	117,809	112,409	114,697
Common shares issuable upon conversion of exchangeable shares
Balance at beginning of period	0	0	5,741
Purchase and conversion of exchangeable shares	0	0	(5,741)
Balance at end of period	0	0	0
Common shares issued and outstanding	117,809	112,409	114,697

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries—Consolidated Statements of Comprehensive Income

Years ended January 1, 2006, January 2, 2005 and December 28, 2003
(In thousands)	2005	2004	2003
Net income	$224,067	$52,035	$235,999
Other comprehensive income (expense)
Translation adjustments, net of tax	10,820	55,980	93,775
Cash flow hedges:
Net change in fair value of derivatives, net of tax	(3,289)	(2,418)	(5,773)
Amounts realized in earnings during the period, net of tax	4,771	2,246	3,854
Total cash flow hedges	1,482	(172)	(1,919)
Pension liability (net of a tax expense of $100 for the year ended January 1, 2006 and tax benefit of $65 and $8,987 for the years ended January 2, 2005 and December 28, 2003, respectively)	(183)	105	15,165
Total other comprehensive income	12,119	55,913	107,021
Comprehensive income	$236,186	$107,948	$343,020

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

The Company’s principal business is the operation, development and franchising of quick-service and fast-casual restaurants serving high-quality food. At year-end 2005, the Company and its franchise owners operated 6,746 restaurants under the name “Wendy’s” in 50 states and in 18 other countries and territories, 299 restaurants under the name “Baja Fresh” in 21 states and 19 restaurants under the name Cafe Express in Texas. Additionally, the Company and its franchise owners operated 2,885 restaurants under the name Tim Hortons (“Hortons”). As of January 1, 2006, total systemwide restaurants included 1,758 company operated restaurants and 8,191 franchise restaurants. Tim Hortons, Inc., a wholly-owned subsidiary of the Company, has filed an initial registration statement under Form S-1 with the SEC for a planned first quarter 2006 initial public offering (“IPO”) of Hortons common stock, after which the Company will hold a controlling 82% to 85% interest.

Fiscal year

The Company’s fiscal year ends on the Sunday nearest to December 31. The 2004 fiscal year consisted of 53 weeks and the 2005 and 2003 fiscal years consisted of 52 weeks.

Basis of presentation

The Consolidated Financial Statements include the results and balances of the Company, its wholly-owned subsidiaries and, beginning in 2004, certain franchisees consolidated according to Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R “Consolidation of Variable Interest Entities – an interpretation of ARB 51”. All significant intercompany accounts and transactions have been eliminated in consolidation (see also Note 11 to the Consolidated Financial Statements for consolidation of the Company’s advertising funds).

Investments in unconsolidated affiliates over which the Company exercises significant influence but is not the primary beneficiary and does not have control are accounted for using the equity method. The Company’s share of the net income or loss of these unconsolidated affiliates is included in other (income) expense, net.

In accordance with Emerging Issues Task Force Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”, certain reclassifications between cost of sales and company restaurant operating costs have been made for the prior years as a result of modifications made to previously existing arrangements covering incentives received by the Company. These reclassifications did not have any impact on net income.

Cash and cash equivalents

The Company considers short-term investments with original maturities of three months or less as cash equivalents.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates. These affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and judgments are inherent in the calculations of royalty and other franchise-related revenue collections, legal obligations, pension and other postretirement benefits, income taxes, insurance liabilities, various other commitments and contingencies, valuations used when assessing potential impairment of goodwill, other intangibles and fixed assets and the estimation of the useful lives of fixed assets and other long-lived assets. While management applies its judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions.

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

Inventories

Inventories, amounting to $45.7 million and $37.8 million, net of reserves of $1.5 million and $1.1 million at January 1, 2006 and January 2, 2005, respectively, are stated at the lower of cost (first-in, first-out) or market, and consist primarily of restaurant food items, new equipment and parts, and paper supplies.

Property and equipment

Depreciation and amortization are recognized using the straight-line method in amounts adequate to amortize costs over the following estimated useful lives: buildings and leasehold improvements and property under capital leases, the lesser of the useful life of the asset (up to 40 years) or the lease term as that term is defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” as amended; restaurant equipment, up to 15 years; and other equipment, up to 10 years. Interest and other costs associated with the construction of new restaurants are capitalized. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Long-lived assets are grouped into operating markets and tested for impairment whenever an event occurs that indicates an impairment may exist. The Company tests for impairment using the cash flows of the operating markets. A significant deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing (see also Note 8 to the Consolidated Financial Statements). Gains and losses on the disposition of fixed assets not sold to franchisees are classified in other (income) expense, net.

Property and equipment, at cost, at each year-end consisted of the following:

(In thousands)	2005	2004
Land	$442,483	$500,136
Buildings and leasehold improvements	1,769,543	1,781,513
Restaurant equipment	656,510	643,908
Capital leases	99,792	92,209
Computer hardware and software	163,859	139,108
Vehicles	67,049	63,631
Advertising fund property and equipment	36,239	0
Other	32,712	39,328
Construction in progress	153,167	102,325
	3,421,354	3,362,158
Accumulated depreciation and amortization	(1,095,466)	(1,012,338)
	$2,325,888	$2,349,820

The Company capitalizes certain internally developed software costs which are amortized over a period of up to ten years. At January 1, 2006 and January 2, 2005, capitalized software development costs amounted to $76.5 million and $71.7 million, respectively, which amounts are included in “Computer hardware and software” above.

Advertising fund property and equipment includes certain fixed assets purchased by the Hortons Canada advertising fund. Due to their long-term nature, these assets have been included in property and equipment, net on the Consolidated Balance Sheets rather than advertising fund restricted assets, which are classified as current assets (see also Note 3 to the Consolidated Financial Statements for a description of debt amounts associated with the purchase of these assets and Note 11 Advertising Fund for a general description of the Company’s advertising funds).

Leases

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis over the lease term as that term is defined in SFAS No. 13, as amended, including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Contingent rentals are generally based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of stipulated amounts, and thus are not included in minimum lease payments but are included in rent expense when incurred. Rent is capitalized during the construction of a restaurant. Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. No individual lease is material to the Company.

When determining the lease term for purposes of recording depreciation and rent or for evaluating whether a lease is capital or operating, the Company includes option periods for which failure to renew the lease imposes an economic penalty on the Company of such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. For example, such an economic penalty would exist if the Company were to choose not to exercise an option on leased land upon which the Company had constructed a restaurant and, as a result, the Company would lose the ability to use the restaurant.

Like other companies in the restaurant and retail industries, in the fourth quarter of 2004 the Company reviewed its accounting practices with respect to leasing transactions. Following this review, the Company corrected its prior lease accounting practices. The cumulative adjustment necessary as a result of the change in lease accounting practices totaled $9.1 million pretax ($5.8 million after tax). The cumulative adjustment was recorded in the 2004 Consolidated Financial Statements in the fourth quarter. The result of the correction is primarily to conform the lease term used to amortize leasehold improvements on leased property with the term used to recognize straight-line rent, including during “rent holiday” periods while constructing leasehold improvements. In the case of property that is leased or sub-leased by the Company to franchisees, the cumulative adjustment also included an adjustment of straight-line rent revenue.

Goodwill and other intangibles

Goodwill is the excess of the cost of an acquired entity over the fair value of acquired net assets. For purposes of testing goodwill for impairment, the Company has determined that its reporting units are Wendy’s U.S., Wendy’s Canada, Hortons Canada, Hortons U.S., Baja Fresh and Cafe Express. Each constitutes a business and has discrete financial information available which is regularly reviewed by management. The Company tests goodwill for impairment at least annually by comparing the fair value of each reporting unit, using discounted cash flows or market multiples based on earnings, to the carrying value to determine if there is an indication that a potential impairment may exist (see also Note 2 to the Consolidated Financial Statements). Intangibles separate from goodwill are amortized on a straight-line basis over periods of up to 30 years. Lives are generally related to legal or contractual lives, but in some cases must be estimated by management based on specific circumstances.

The Company tests intangible assets for impairment whenever events or circumstances indicate that an impairment may exist.

Notes receivable

Notes receivable arise primarily from the sale of certain real estate and equipment to franchisees as well as agreements by the Company, under certain circumstances, to a structured repayment plan for certain franchisee fees and past due franchisee obligations. The need for a reserve for uncollectible amounts is reviewed on a specific franchisee basis using information available to the Company, including past due balances and the financial strength of the franchisee. Uncollectible amounts for both principal and interest are provided for as those amounts are identified and were $4.0 million and $1.6 million at January 1, 2006 and January 2, 2005. The carrying amount of notes receivable approximates fair value.

Other accrued expenses

Included in other accrued expenses was $32.8 million and $27.2 million related to gift certificates at January 1, 2006 and January 2, 2005, respectively.

Revenue recognition

Wendy’s and Baja Fresh have a significant number of company operated restaurants, while Hortons is predominately franchised. Revenue at company operated restaurants is recognized as customers pay for products at the time of sale. Hortons operates warehouses in Canada to distribute coffee and other dry goods to an extensive franchise system. Revenues from these sales are recorded when the product is delivered to the franchisee. Franchise revenues consist of royalties, rents and various franchise fees. Royalties are collected by Wendy’s, Hortons and Baja Fresh, and normally all revenue is collected within a month after a period ends. The timing of revenue recognition for both retail sales and franchise revenues does not involve significant contingencies and judgments other than providing adequate reserves against collections of franchise-related revenues. Also, see discussion of “Franchise operations” below for further information regarding franchise revenues.

Franchise operations

The Company grants franchises to independent operators who in turn pay a technical assistance fee, franchise fees, which may include equipment provided to the franchisee, royalties, and in some cases, rents for each restaurant opened (see Note 4 to the Consolidated Financial Statements for the amount of rent revenue included in franchise revenue for each of the last three years). A technical assistance fee is recorded as income when each restaurant commences operations. Royalties, based upon a percent of monthly sales, are recognized as income on the accrual basis. The Company has established reserves related to the collection of franchise royalties and other franchise-related receivables and commitments (see Note 9 to the Consolidated Financial Statements).

Franchise owners receive assistance in such areas as real estate site selection, construction consulting, purchasing and marketing from company personnel who also furnish these services to company operated restaurants. These franchise expenses are included in general and administrative expenses. Net gains and losses on the sale of properties to franchisees are also included in franchise revenues.

The following are changes in the Company’s franchised locations for each of the fiscal years 2003 through 2005:

Franchise restaurant progression	2005	2004	2003
Franchise restaurants in operation—beginning of year	7,958	7,637	7,322
Franchises opened	355	425	470
Franchises closed	(121)	(122)	(104)
Net transfers within the system	(1)	18	(51)
Franchise restaurants in operation— end of year	8,191	7,958	7,637
Company-owned restaurants	1,758	1,748	1,672
Total system-wide restaurants	9,949	9,706	9,309

Variable interest entities

The Company enters into flexible lease arrangements with certain franchisees who are not required to invest a significant amount of equity. Because the legal entity within which such a franchise operates is considered to not be adequately capitalized, that entity is considered a variable interest entity (“VIE”). Based on review of the financial statements it receives from these franchisees, the mathematical projections performed by the Company indicate the Company is the primary beneficiary, as that term is defined by FIN 46R, of these VIEs and, accordingly, the Company has consolidated less than 100 franchised Hortons restaurants as of both January 1, 2006 and January 2, 2005, or approximately 1% of the Company’s total franchised restaurants and systemwide restaurants. The related minority interest is classified in other (income) expense, net on the Consolidated Statements of Income and other long-term liabilities on the Consolidated Balance Sheets and is not material.

The Company has no equity interest in any of its franchisees and has no “off-balance sheet” exposures relative to any of its franchisees as that term is described by the Securities and Exchange Commission. None of the Company’s assets serves as collateral for the consolidated franchisees and creditors of these franchisees have no recourse to the Company. The only exposure to the Company related to these VIEs relates to the collection of amounts due the Company, which are collected weekly and which were recorded net of uncollectible amounts in the Company’s financial statements prior to the adoption of FIN 46R. The agreements governing the lease arrangements can be cancelled by either the franchisee or the Company with 30 days notice, further reducing potential exposure to the Company. Franchisee VIEs for which the Company is determined to be the primary beneficiary have no impact on net income reported by the Company. The impact of consolidating these VIEs to the Company’s Consolidated Balance Sheets is also not significant. There are a small percentage of franchised restaurants considered to be VIEs for which the Company holds a significant variable interest, but for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss as a result of its involvement with this small percentage of franchised restaurants is also not material.

Advertising costs

The Company expenses advertising costs as incurred with the exception of media development costs that are expensed beginning in the month that the advertisement is first communicated (see Note 11 to the Consolidated Financial Statements).

Foreign operations

At January 1, 2006, the Company and its franchise owners operated 377 Wendy’s restaurants and 2,597 Hortons restaurants in Canada. Additionally, there are 344 Wendy’s restaurants in other foreign countries and territories, primarily operated by franchisees. The functional currency of each foreign subsidiary is the respective local currency. Assets and liabilities are translated at the year-end exchange rates and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a component of shareholders’ equity and in other comprehensive income. Total translation adjustments included in accumulated other comprehensive income (expense) at January 1, 2006 and January 2, 2005 were $115.9 million and $105.0 million, respectively. Total transaction gains included in other (income) expense, net, were $5.6 million, $0.9 million and $3.2 million, for 2005, 2004 and 2003, respectively.

Derivative instruments

The Company’s exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. The Company seeks to manage significant cash flow and income statement exposures arising from these fluctuations and may sometimes use derivative products to reduce the risk of a significant impact on its cash flows or income. Historically, forward currency contracts have been entered into as cash flow hedges to reduce risks related to imports paid for by the Canadian operations in U.S. dollars. Forward currency contracts that are cash flow hedges have also historically been entered into for certain Canadian dollar intercompany payments ultimately transferred to U.S. entities as part of the Company’s centralized approach to cash management. The Company has investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company may use derivative financial instruments to hedge this exposure. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. The Company has a policy forbidding trading or speculating in foreign currency. Derivative fair values used by the Company are based on quoted market prices.

In 2004 and 2005, the Company entered into forward currency contracts that reduce the Company’s cash flow and income statement exposure to changes in the U.S. and Canada exchange rates. Forward currency contracts outstanding as of January 1, 2006 and January 2, 2005 included contracts to sell Canadian dollars and buy U.S. dollars of $22.4 million and $38.8 million, respectively. The fair value unrealized loss on these contracts as of January 1, 2006 and January 2, 2005 was $0.6 million and $5.0 million, respectively. These contracts outstanding as of January 1, 2006 and January 2, 2005 mature at various dates through June 2006 and June 2005, respectively. In the third quarter of 2005, the Company also entered into forward currency contracts that mature in March 2006 to sell Canadian dollars and buy $427.4 million U.S. dollars to hedge the expected repayment of cross-border intercompany notes being marked-to-market beginning in the third quarter of 2005. Previously, the translation of these intercompany notes was recorded into comprehensive income, rather than in the Consolidated Statements of Income, in accordance with SFAS No. 52, “Foreign Currency Translation”. The fair value unrealized loss on these contracts as of January 1, 2006 was $3.2 million. In the third quarter of 2005, $4.3 million was recorded as a pretax transaction gain on the mark-to-market of the intercompany notes prior to entering into the forward currency contracts.

Also, in the fourth quarter of 2005 the Company entered into forward currency contracts that mature in April 2006 to sell Canadian dollars and buy $490.5 million U.S. dollars in order to hedge certain net investment positions in Canadian subsidiaries. The fair value unrealized loss on these contracts as of January 1, 2006 was $5.0 million, net of taxes of $3.0 million and is included in the translation adjustments line of the Consolidated Statements of Comprehensive Income.

All of the foreign currency contracts are considered to be highly effective cash flow hedges or net investment hedges according to criteria specified in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, the gains and losses for the foreign currency contracts that are reported in accumulated other comprehensive income will be reclassified into earnings when the impact of the hedged transaction occurs or when the Company determines the derivative is no longer effective in offsetting changes in the hedged item. Gains and losses related to hedges of intercompany payments are recognized currently in earnings to offset the earnings impact of changes in value of the hedged intercompany asset or liability when the intercompany asset or liability is marked-to-market. Of the total unrealized losses for the Company’s cash flow hedges of $5.0 million as of January 2, 2005, $2.9 million was previously recognized in earnings. Of the total pretax unrealized losses for the Company’s cash flow hedges of $3.8 million as of January 1, 2006, $3.2 million ($2.0 million after-tax) was previously classified in earnings and the remaining $0.6 million is expected to be reclassified in earnings within twelve months. Also according to SFAS No. 133, changes in the fair value of the net investment in foreign operations hedge, net of tax, are recognized in other comprehensive income to offset the change in the value of the net investment being hedged unless the derivative is no longer considered effective in offsetting changes in the hedged item.

The Company excludes the difference between the spot rate and the forward rate of the contracts entered into from the assessment of hedge effectiveness for its cash flow hedges. In 2005, $0.9 million in net pretax gains were recognized related to the ineffectiveness of the cash flow hedge contracts. These gains are included in the other (income) expense, net line of the Consolidated Statements of Income.

The Company also seeks to manage its exposure to interest rate risk and to lower its net borrowing costs by managing the mix of fixed and floating rate instruments. The Company entered into an interest rate swap in 2003 for the notional amount of $100.0 million, which matured in December 2005 and met specific conditions of

SFAS No. 133 to be considered a highly effective fair value hedge of a portion of the Company’s long-term debt. Accordingly, gains and losses arising from the swap were completely offset against gains or losses of the underlying debt obligation until the interest rate swap matured. Based on quoted market prices, the fair value loss on the interest rate swap was $0.9 million as of January 2, 2005 (see also Note 3 and Note 14 to the Consolidated Financial Statements).

Other (income) expense, net

The following represents the components of other (income) expense, net as presented on the Consolidated Statements of Income for each of the periods presented:

(In thousands)	2005	2004	2003
Equity investment income	$(16,344)	$(15,733)	$(6,933)
Asset impairments	33,926	12,183	0
(Gain) loss from property dispositions	(46,141)	507	8,495
Store closing costs and other, net	18,956	21,687	380
Other (income) expense, net	$(9,603)	$18,644	$1,942

Net income per share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options, restricted stock and restricted stock units, when outstanding and dilutive.

The computation of diluted earnings per common share excludes employee and outside director stock options to purchase 0.3 million, 4.3 million shares and 4.3 million shares in 2005, 2004 and 2003, respectively. These options were not included in the computation of diluted earnings per common share because the exercise price of these options was greater than the average market price of the common shares in the respective periods and therefore, the effect would be antidilutive. The computation of basic and diluted earnings per common share for each year is shown in the following table:

(In thousands except per share amounts)	2005	2004	2003
Income for computation of basic earnings per common share	$224,067	$52,035	$235,999
Weighted average shares for computation of basic earnings per common share	114,945	113,832	113,866
Effect of dilutive stock options and restricted stock	1,874	1,853	1,155
Weighted average shares for computation of diluted earnings per common share	116,819	115,685	115,021
Basic earnings per common share	$1.95	$.46	$2.07
Diluted earnings per common share	$1.92	$.45	$2.05

Stock options and other equity-based compensation

The Company has various plans which provide stock options and, beginning in 2004 and 2005, restricted stock and restricted stock units (together “restricted shares”), for certain employees and outside directors to acquire common shares of the Company. Grants of stock options and restricted shares to employees and the periods during which such stock options can be exercised are at the discretion of the Compensation Committee of the Board of Directors. Grants of stock options and restricted shares to outside directors and the periods during which such options can be exercised are specified in the plan applicable to directors and do not involve discretionary authority of the Board. All options expire at the end of the exercise period. The Company uses the intrinsic value method to account for stock-based compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Options are granted with exercise prices equal to the fair market value of the Company’s common shares on the date of grant, and no amounts applicable at the date of grant are charged to net income.

The Company recorded $15.5 million and $4.1 million in compensation pretax expense for restricted shares, in 2005 and 2004, respectively. The Company recognizes stock options in the financial statements as expense when the original terms of certain options are modified requiring a new measurement date (see below). Stock options and restricted shares are also reflected in the Company’s financial statements in the earnings per share computations, and when the options are exercised (see also Note 6 to the Consolidated Financial Statements).

In the fourth quarter of 2005, the Company announced its Compensation Committee, after discussion with the Board of Directors, approved accelerated vesting of all outstanding stock options, except those held by the independent Directors of the Company. The decision to accelerate vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of SFAS No. 123R in the first quarter of 2006. This action will enable the Company to eliminate pretax expense in 2006, 2007 and 2008 of approximately $11 million, $4 million and $1 million, respectively. The Company also believes this action will have a positive effect on employee morale and retention. The Compensation Committee imposed a holding period that will require all executive officers to refrain from selling net shares acquired upon any exercise of these accelerated options, until the date on which the exercise would have been permitted under the option’s original vesting terms or, if earlier, the executive officer’s death, disability or termination of employment. In 2005, as a result of modifying the vesting period of the options, the Company recorded $4.8 million pretax in compensation expense in accordance with FIN 44. The expense represents the intrinsic value, on the date vesting was accelerated, for the estimated number of stock options that would have been forfeited according to the original terms of the options that will no longer be forfeited due to the acceleration of the vesting.

The pro forma disclosures below are provided as if the Company adopted the cost recognition requirements under SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

In calculating the fair value of stock options issued, the Company determined that the underlying characteristics of grants made under the WeShare Plan and the 1990 Plan are unique enough to warrant using different assumptions for these calculations because the different employee groups exhibit different exercise patterns (see Note 6 to the Consolidated Financial Statements for a description of these plans).

In calculating the fair value of options issued to employees that received grants under the WeShare Plan in 2003 and under the 2003 Plan in 2004, the Company has used the following assumptions for the years indicated. No stock options were granted in 2005.

Assumption	2004	2003
Dividend yield	1.2%	.8%
Expected volatility	27%	30%
Risk-free interest rate	2.8%	2.1%
Expected lives	3.1 years	2.7 years
Per share weighted average fair value of options granted	$8.22	$5.10

In calculating the fair value of stock options issued under the 1990 Plan for key employees and outside directors, the Company has used the following assumptions for the years indicated. No stock options were granted in 2005.

Assumption	2004	2003
Dividend yield	1.2%	.8%
Expected volatility	31%	34%
Weighted average risk-free interest rate	3.5%	3.0%
Expected lives	4.9 years	4.9 years
Per share weighted average fair value of options granted	$11.89	$8.88

Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123, as amended by SFAS No. 148, the Company would have recorded net income and earnings per share as follows:

(In thousands except per share data)	2005	2004	2003
Net income, as reported	$224,067	$52,035	$235,999
Add: Stock compensation cost recorded under APB Opinion No. 25, net of tax	13,179	2,614	430
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(47,283)	(19,205)	(16,863)
Pro forma net income	$189,963	$35,444	$219,566
Earnings per share:
Basic as reported	$1.95	$.46	$2.07
Basic pro forma	$1.65	$.31	$1.93
Diluted as reported	$1.92	$.45	$2.05
Diluted pro forma	$1.63	$.31	$1.93

The above stock compensation cost calculated under SFAS No. 123, net of tax is based on costs generally computed over the vesting period of the award. Upon adoption, SFAS No. 123R requires compensation cost for stock-based compensation awards to be recognized immediately for retirement eligible employees and over the period from the grant date to the date retirement eligibility is achieved, if that period is shorter than the normal vesting period. The table below shows the impact on the Company’s reported diluted earnings per share and the above pro-forma diluted earnings per share as if the SFAS No. 123R guidance on recognition of stock compensation expense for retirement eligible employees was applied to the periods reflected in the financial statements.

	2005	2004	2003
Impact on:
Diluted as reported	$(.05)	$(.02)	0
Diluted pro-forma	$.03	$(.01)	$(.01)

The impact of applying SFAS No. 123 and SFAS No. 123R in this pro forma disclosure is not necessarily indicative of future results.

NOTE 2	GOODWILL AND OTHER INTANGIBLE ASSETS

The table below presents amortizable and unamortizable intangible assets as of January 1, 2006 and January 2, 2005:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2005
Amortizable intangible assets:
Patents and trademarks	$35,331	$(4,360)	$30,971
Purchase options	7,500	(6,001)	1,499
Other	13,426	(4,139)	9,287
	$56,257	$(14,500)	$41,757
Unamortizable intangible assets: Goodwill			$128,808
2004
Amortizable intangible assets:
Patents and trademarks	$31,514	$(2,837)	$28,677
Purchase options	7,500	(5,323)	2,177
Other	15,623	(4,690)	10,933
	$54,637	$(12,850)	$41,787
Unamortizable intangible assets: Goodwill			$166,998

Included in other above is $6.8 million and $7.5 million as of January 1, 2006 and January 2, 2005, respectively, net of accumulated amortization of $3.5 million and $2.7 million, primarily related to the use of the names and likenesses of Dave Thomas, the late founder of Wendy’s, and Ronald V. Joyce, a former director of Hortons.

The $3.8 million increase in the gross carrying amount of patents and trademarks as of January 1, 2006 versus January 2, 2005 represents the final purchase price adjustment related to the Company’s February 2004 acquisition of a controlling interest in Cafe Express.

Total intangibles amortization expense was $4.0 million for the year-ended January 1, 2006 and $3.2 million for the year-ended January 2, 2005. The estimated annual intangibles amortization expense for 2006 and 2007 is approximately $3 million and for the years 2008, 2009 and 2010 is approximately $2 million.

The changes in the carrying amount of goodwill for the year ended January 1, 2006 are as follows:

(In thousands)	Wendy’s	Hortons	Developing Brands	Total
Balance as of January 2, 2005	$76,937	$25,450	$64,611	$166,998
Goodwill recorded in connection with acquisitions	5,504	0	0	5,504
Final purchase price adjustments	0	(8)	(6,979)	(6,987)
Goodwill related to dispositions	(660)	0	0	(660)
Goodwill impairment	0	(25,442)	(10,699)	(36,141)
Translation adjustments	94	0	0	94
Balance as of January 1, 2006	$81,875	0	$46,933	$128,808

The changes in the carrying amount of goodwill for the year ended January 2, 2005, are as follows:

(In thousands)	Wendy’s	Hortons	Developing Brands	Total
Balance as of December 28, 2003	$86,165	$0	$234,794	$320,959
Goodwill recorded in connection with acquisitions	3,826	25,450	19,817	49,093
Goodwill related to dispositions	(13,234)	0	0	(13,234)
Goodwill impairment	0	0	(190,000)	(190,000)
Translation adjustments	180	0	0	180
Balance as of January 2, 2005	$76,937	$25,450	$64,611	$166,998

The final purchase price adjustment in Developing Brands for the year ended January 1, 2006 is related to the Company’s February 2004 acquisition of a controlling interest in Cafe Express and was determined by the Company with the assistance of an independent third party. Recorded goodwill for Cafe Express as of January 2, 2005 was based on estimated values of Cafe Express’ assets and liabilities.

Under SFAS No. 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually (or in interim periods if events indicate possible impairment). In the fourth quarter of 2005, the Company tested goodwill for impairment and recorded impairment charges of $25.4 million and $10.7 million related to Hortons U.S. and Cafe Express, respectively. Cafe Express is included in the Developing Brands segment. The Company determined the amount of the charge based on an estimate of the fair market value of the reporting units based on historical performance and discounted cash flow projections. Lower than anticipated sales levels and lower store development expectations were the primary considerations in the determination that the recorded goodwill value for Hortons U.S. and Cafe Express was impaired. The impairment charges fully eliminate the balance of goodwill related to Hortons and Cafe Express.

In the fourth quarter of 2004, the Company tested goodwill for impairment and recorded an impairment charge of $190.0 million related to Baja Fresh, which is included in the Developing Brands segment. The Company, with the assistance of an independent third-party, determined the amount of the charge based on an estimate of the fair value of Baja Fresh, which was primarily based on comparative market data. The declining average same-store sales for Baja Fresh both in 2004 and 2003 were a significant consideration in the determination that the recorded value of Baja Fresh goodwill was impaired.

NOTE 3	TERM DEBT

Term debt at each year-end consisted of the following:

(In thousands)	2005	2004
Notes, unsecured, and mortgages payable with a weighted average interest rate of 15.4%, due in installments through 2027	$20,883	$18,777
6.35% Notes, due December 15, 2005	0	98,592
6.25% Senior Notes, due November 15, 2011	199,487	199,417
6.20% Senior Notes, due June 15, 2014	224,505	224,462
7% Debentures, due December 15, 2025	96,925	96,858
Advertising fund debt at a weighted average interest rate of 5.16% due in installments through 2010	23,109	0
Commercial paper with a weighted average interest rate of 2.5%	0	24,989
	564,909	663,095
Current portion of long-term obligations	(1,678)	(125,040)
Current portion of advertising fund debt classified in restricted liabilities	(4,134)	0
	$559,097	$538,055

Advertising fund debt was incurred by the Hortons Canada advertising fund for the purchase of certain fixed assets (see also Note 11 to the Consolidated Financial Statements for a description of the Company’s advertising funds).

The 6.25% Senior Notes were issued in 2001 in connection with the Company’s share repurchases (see Note 6 to the Consolidated Financial Statements). The 6.20% Senior Notes were issued in 2002 in connection with the Company’s purchase of Baja Fresh. The 6.25% and 6.20% Senior Notes are redeemable prior to maturity at the option of the Company. The 7% Debentures are not redeemable by the Company prior to maturity. The 6.35% Notes matured on December 15, 2005 and were repaid. All of the Company’s notes and debentures are unsecured. In 2004, $25.0 million in commercial paper was issued for general corporate purposes and was repaid in the first quarter of 2005. In 2003, $40.0 million in commercial paper was issued and was repaid in 2004.

In March 2003, the Company entered into an interest rate swap that met the specific conditions of SFAS No. 133 to be considered a highly effective fair value hedge of the 6.35% Notes. By entering into the interest rate swap, the Company agreed to receive interest at a fixed rate and pay interest at a variable rate. The interest rate swap matured in December 2005. As of January 2, 2005, the recorded value of the 6.35% Notes was reduced by $0.9 million, reflecting fair value gains which were offset by fair value losses on the swap.

Based on future cash flows and current interest rates for all term debt, the fair value of the Company’s term debt was approximately $613 million and $707 million at January 1, 2006 and January 2, 2005, respectively.

Future maturities for all term debt are as follows:

(In thousands)
2006	$5,812
2007	5,643
2008	5,032
2009	5,235
2010	5,683
Later years	537,504
$564,909

The Company’s debt agreements contain covenants that specify limits on the amount of indebtedness secured by liens and the maximum aggregate value of restaurant property as to which the Company could enter into sale-leaseback transactions. The Company was in compliance with these covenants as of January 1, 2006 and will continue to monitor these on a regular basis.

In the first quarter of 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which increased its capacity to issue securities up to $500 million. As of January 1, 2006 and January 2, 2005, no securities under this shelf registration statement had been issued.

Also in 2003, the Company entered into a $200 million revolving credit facility that expires in March 2006. The revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio, and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The Company is charged a fee for advances that varies based on the Company’s debt rating. The Company is also charged a commitment fee based on the unused portion of the credit facility. This fee varies based on the Company’s debt rating and was .125% at January 1, 2006. As of January 1, 2006, the Company was in compliance with its covenants under the revolving credit facility and no amounts under the facility were outstanding. (See also Note 14 to the Consolidated Financial Statements for a new revolving credit facility entered into in the first quarter of 2006 which replaced the 2003 $200 million revolving credit facility).

At January 1, 2006, the Company’s Canadian subsidiaries had revolving credit facilities totaling $26.7 million, and no amounts under the facility were outstanding at January 1, 2006. The Hortons facility of $21.5 million is available in Canadian dollars or U.S. dollar equivalent and bears interest at the bank’s prime lending rate, banker’s acceptance fee plus 1.25%, the bank’s U.S. dollar base rate or LIBOR plus 1.25% per annum. This credit facility does not have any financial covenants except for an accelerated repayment clause if there is a material adverse change in financial or environmental condition. The Wendy’s Canadian facility bears interest at a rate of 5.0%. This credit facility has no financial covenants.

See also Note 14 to the Consolidated Financial Statements for a description of new debt and lines of credit entered into by the Horton’s business in the first quarter of 2006.

NOTE 4	LEASES

The Company occupies land and buildings and uses equipment under terms of numerous lease agreements, substantially all of which expire on various dates through 2045. Terms of land and building leases are generally equal to the initial lease period of 10 to 20 years, while land only lease terms can extend up to 40 years. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales, generally when annual sales exceed specified levels. Most leases also obligate the Company to pay the cost of maintenance, insurance and property taxes.

At each year-end, assets leased under capital leases with the Company as the lessee consisted of the following:

(In thousands)	2005	2004
Buildings	$95,561	$88,798
Other	4,231	3,411
Accumulated depreciation	(34,397)	(31,023)
	$65,395	$61,186

At January 1, 2006, future minimum lease payments to be made by the Company for all leases, and the present value of the net minimum lease payments for capital leases, were as follows:

(In thousands)	Capital Leases	Operating Leases
2006	$12,203	$120,905
2007	9,074	123,893
2008	7,962	117,684
2009	8,090	116,942
2010	7,424	100,182
Later years	59,480	1,162,079
Total minimum lease payments	104,233	$1,741,685
Amount representing interest	(39,747)
Present value of net minimum lease payments	64,486
Current portion	(7,750)
	$56,736

Total minimum lease payments have not been reduced by minimum sublease rentals of $53.0 million under capital leases, and $405.6 million under operating leases payable to the Company in the future under non-cancelable subleases.

Rent expense for each year is included in company restaurant operating costs, operating costs and general and administrative expenses and amounted to:

(In thousands)	2005	2004	2003
Minimum rents	$142,263	$152,867	$107,994
Contingent rents	33,459	30,667	26,317
	$175,722	$183,534	$134,311

In connection with the franchising of certain restaurants, the Company has leased or subleased land, buildings and equipment to the related franchise owners. Most leases to franchisees provide for fixed payments with contingent rent when sales exceed certain levels, while others provide for monthly rentals based on a percentage of sales. Lease terms are approximately 10 to 20 years with one or more five-year renewal options. The franchise owners bear the cost of maintenance, insurance and property taxes.

The Company leases some building and equipment under fixed payment terms and accounts for these leases as direct financing leases. The land portion of leases and leases with rents based on a percentage of sales are accounted for as operating leases. At each year-end, the net investment in direct financing leases, included in other assets, consisted of the following:

(In thousands)	2005	2004
Total minimum lease receipts	$12,363	$11,077
Estimated unguaranteed residual value	272	1,029
Amount representing unearned interest	(6,248)	(5,569)
Current portion, included in accounts receivable	(199)	(408)
	$6,188	$6,129

At each year-end, company assets leased under operating leases with the Company as lessor consisted of the following:

(In thousands)	2005	2004
Land	$181,824	$214,328
Buildings and leasehold improvements	817,962	819,012
Equipment	58,767	74,316
	1,058,553	1,107,656
Accumulated depreciation	(271,810)	(274,133)
	$786,743	$833,523

At January 1, 2006, future minimum lease receipts were as follows:

(In thousands)	Direct Financing Leases	Operating Leases
2006	$483	$139,291
2007	574	129,057
2008	757	117,539
2009	765	102,217
2010	716	84,209
Later years	9,068	194,504
	$12,363	$766,817

Rental income for each year is included in franchise revenues and amounted to:

(In thousands)	2005	2004	2003
Minimum rents	$135,365	$115,122	$86,786
Contingent rents	177,901	174,806	148,062
	$313,266	$289,928	$234,848

NOTE 5	INCOME TAXES

The provision for income taxes each year consisted of the following:

(In thousands)	2005	2004	2003
Current
Federal	$47,871	$46,917	$44,814
State and local	8,215	11,254	5,080
Foreign	91,022	83,525	56,894
	147,108	141,696	106,788
Deferred
Federal	(27,276)	(8,785)	24,955
State and local	(5,197)	445	4,595
Foreign	(638)	(1,328)	5,261
	(33,111)	(9,668)	34,811
	$113,997	$132,028	$141,599

The provision for foreign taxes includes withholding taxes. Income before income taxes for foreign operations was $233.2 million, $202.2 million and $166.8 million for 2005, 2004 and 2003, respectively.

The temporary differences which give rise to deferred tax assets and liabilities at each year-end consisted of the following:

(In thousands)	2005	2004
Deferred tax assets
Lease transactions	$43,541	$41,258
Property and equipment basis differences	6,569	5,244
Intangible assets basis differences	10,542	3,767
Benefit plans transactions	13,517	7,547
Reserves not currently deductible	21,729	21,726
Deferred income	5,857	5,994
Foreign tax credit carryforwards	33,100	27,765
All other	6,556	4,714
	141,411	118,015
Valuation allowance	(33,100)	(27,765)
	$108,311	$90,250

(In thousands)	2005	2004
Deferred tax liabilities
Lease transactions	$23,093	$21,991
Benefit plans transactions	16,246	14,527
Property and equipment basis differences	78,957	89,915
Intangible assets basis differences	12,550	20,228
Capitalized expenses deducted for tax	9,900	10,362
Unremitted earnings of foreign operations	7,344	7,187
All other	2,761	1,662
	$150,851	$165,872

Certain amounts in the above table for 2004 have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Consolidated Balance Sheets presentation.

A deferred tax asset has been established for foreign tax credit carryforwards. Foreign tax credits in the amount of $19.9 million previously scheduled to expire in 2006 will now expire in 2011 as a result of the American Jobs Creation Act of 2004. The balance of the credits expire in 2014 and 2015. A valuation allowance in the amount of $33.1 million has been established as a result of management’s determination that it is more likely than not that these foreign tax credit carryforwards will not be realized.

A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company’s effective tax rate for each year is shown below:

(In thousands)	2005	2004	2003
Income taxes at statutory rate	$118,322	$64,422	$132,159
Baja Fresh goodwill impairment	0	63,427	0
Taxes on non-U.S. earnings, net of related tax credits	(9,238)	(6,263)	7,216
State and local taxes, net of federal benefit	2,957	10,237	6,288
Other	1,956	205	(4,064)
Income taxes at effective rate	$113,997	$132,028	$141,599

Significant differences in the Company’s tax rate in the last three years have included the non-deductibility of the 2004 Baja Fresh goodwill charge, a growing portion of the Company’s pretax income being derived from Canada (at a lower tax rate), tax changes enacted by various states and certain 2005 permanent differences on foreign currency market-to-market gains and fair value losses on certain foreign currency future contracts.

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. federal income tax returns for the years 2001 through 2004. The Company is before the U.S. Competent Authority for the years 1999 through 2001 as it relates to transfer pricing on royalties and fees between the U.S. and Canada. The Canada Revenue Agency is currently conducting an examination of various Canadian subsidiaries of the Company for the years 1998 through 2003. The Company does not expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued. Amounts related to IRS examinations of federal income tax returns for 2000 and prior years have been settled and paid.

U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $42.3 million at January 1, 2006. The Company has provided deferred taxes at January 1, 2006 on $107.5 million of unremitted earnings which are not considered to be indefinitely reinvested. The additional taxes payable on earnings considered indefinitely reinvested would approximate $3.0 million consisting primarily of additional foreign withholding taxes.

NOTE 6	CAPITAL STOCK

On December 29, 1995, the Company acquired all of the stock of 1052106 Ontario Limited, formerly 632687 Alberta Ltd., the parent company of the Tim Hortons restaurant chain, for 16.45 million shares of a Canadian subsidiary of the Company exchangeable for 16.45 million common shares of Wendy’s International, Inc. Mr. Ronald V. Joyce, a former director of the Company, held all of the exchangeable shares. The Company purchased 1.0 million exchangeable shares from Mr. Joyce for $21.21 per share in 1998 and 9.7 million exchangeable shares for $25.75 per share in the fourth quarter of 2001. On December 19, 2002, Mr. Joyce transferred, with the Company’s consent, all of the remaining 5.7 million exchangeable shares to an entity that was wholly owned by him. On January 2, 2003, the 5.7 million exchangeable shares were exchanged into common shares of the Company.

In each of 2002 and 2004, the Board of Directors approved an increase in the common stock repurchase program of up to an additional $200 million. In 2005, the Board of Directors approved another increase in the repurchase program of up to an additional $1 billion. At January 1, 2006 and January 2, 2005, $1.1 billion and $227 million remained under the share repurchase authorizations, respectively. During 2005, 2004 and 2003, total common shares repurchased pursuant to the program were 2.0 million common shares, 3.6 million common shares and 2.1 million common shares and cash disbursements related to share repurchases totaled approximately $100 million, $138 million and $57 million, respectively (see also Note 14 to the Consolidated Financial Statements for additional shares acquired in January 2006 under an accelerated share repurchase transaction).

In 2005, 2.0 million common shares were repurchased under an accelerated share repurchase (“ASR”) transaction for an initial value of approximately $98 million. The initial price paid per share as part of the ASR transaction was $49.10. The repurchased shares were also subject to a future contingent purchase price adjustment based upon the weighted average repurchase price during the period from August 16, 2005 through September 16, 2005. The ASR agreement included the option to settle the contract in cash or shares of the Company’s common stock and, accordingly, the contract was classified in equity. In September 2005, the contingent purchase price adjustment was determined to be $0.5 million and was paid to the Company. The purchase price adjustment was reflected in the treasury stock component of shareholders’ equity in the third quarter of 2005. In 2004, 1.4 million shares were acquired in a similar ASR transaction under which approximately $53 million was paid by the Company in 2004 and approximately $2 million was paid by the Company in 2005 representing the contingent purchase price adjustment.

On August 2, 1990, the Board of Directors adopted the WeShare Stock Option Plan (“WeShare Plan”), a non-qualified stock option plan. Beginning in 2002, options equal to 8 to 12 percent of each eligible employee’s earnings could be granted under the WeShare Plan. The percentage of each eligible employee’s earnings was determined by the Company’s annual performance as measured by earnings per share growth and the Company’s three-year average total shareholder return relative to the Standard & Poor’s 500 Index. On April 23, 2003 approximately 1.2 million stock options were granted under the WeShare Plan to eligible employees at an exercise price of $27.99 per share. No stock options were awarded under the WeShare Plan in 2005 or 2004.

On August 2, 1990, the Board of Directors adopted the 1990 Stock Option Plan (“1990 Plan”). A total of 0.5 million and 2.3 million stock options were granted under the 1990 Plan in 2004 and 2003, respectively. These stock options were primarily granted on April 22, 2004 and April, 23, 2003, at an exercise price of $40.62 per share and $27.99 per share, respectively. No stock options were granted under the 1990 Plan in 2005.

On April 22, 2004, the Company’s shareholders approved the 2003 Stock Incentive Plan (“2003 Plan”). The 2003 Plan provides for equity compensation awards in the form of stock options, restricted stock, stock units, stock appreciation rights, dividend equivalent rights, performance awards and share awards (collectively, “Awards”) to eligible employees and Directors of the Company or its subsidiaries. The 2003 Plan authorizes up to 3.6 million common shares for grants of Awards, of which no more than 2.2 million may be restricted stock awards, stock unit awards, performance share awards, performance unit awards and share awards.

A total of 0.9 million stock options were granted under the 2003 Plan during 2004. These options were primarily granted on April 22, 2004 at an exercise price of $40.62. In addition, a total of 0.9 million and 0.5 million restricted shares were granted in 2005 and 2004, respectively, at a weighted average grant-date fair value of $42.97 and $40.37, respectively.

Under the WeShare Plan, 1990 Plan and 2003 Plan, stock options have a term of 10 years from the grant date and become exercisable in installments of 25 percent on each of the first four anniversaries of the grant date. Restricted share grants under the 2003 Plan generally vest over a 30 month period for employees in Canada and a four year period for U.S. employees.

On October 27, 2005, the Company announced its Compensation Committee, after discussion with the Board of Directors, approved accelerated vesting of all outstanding stock options, except those held by the independent Directors of the Company. The decision to accelerate vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of SFAS No. 123R in the first quarter of 2006. This action will enable the Company to eliminate pretax expense in 2006, 2007 and 2008 of approximately $11 million, $4 million and $1 million, respectively. The Company also believes this action will have a positive effect on employee morale and retention. The Compensation Committee imposed a holding period that will require all executive officers to refrain from selling net shares acquired upon any exercise of these accelerated stock options, until the date on which the exercise would have been permitted under the option’s original vesting terms or, if earlier, the executive officer’s death, disability or termination of employment (see also Note 1 to the Consolidated Financial Statements).

The following is a summary of stock option activity for the last three years:

(Shares in thousands)	Shares Under Option	Weighted Average Price Per Share
Balance at December 29, 2002	11,441	$28.18
Granted	3,470	28.00
Exercised	(2,069)	22.60
Canceled	(389)	29.75
Balance at December 28, 2003	12,453	29.01
Granted	1,358	40.56
Exercised	(1,335)	23.94
Canceled	(383)	31.73
Balance at January 2, 2005	12,093	30.78
Granted	—	—
Exercised	(7,315)	29.49
Canceled	(243)	33.18
Balance at January 1, 2006	4,535	$32.74

Options exercisable to purchase common shares totaled 4.5 million, 6.1 million and 5.2 million at January 1, 2006, January 2, 2005 and December 28, 2003, respectively. Shares reserved under the plans, net of exercises, were 6.0 million, 13.3 million and 13.2 million at January 1, 2006, January 2, 2005, and December 28, 2003, respectively.

The following tables summarize stock options outstanding at January 1, 2006:

(Shares in thousands)	Options Outstanding
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$17.38 - $22.69	270	3.7	$19.55
22.70 - 28.58	1,860	6.8	27.65
28.59 - 34.36	181	4.0	31.05
34.37 - 40.62	2,224	7.1	38.74
$17.38 - $40.62	4,535	6.6	$32.74

As discussed above, the Company accelerated the vesting of all outstanding options, excluding those held by outside directors of the Company. Accordingly, of the 1,860,000 and 2,224,000 options outstanding in the table above, 1,836,000 and 2,219,000 respectively, are exercisable at weighted average exercise prices of $27.65 and $38.75, respectively. All other options in the above table are exercisable at the weighted average exercise prices noted.

The Company has a Shareholder Rights Plan (“Rights Plan”) under which one preferred stock purchase right (“Right”) was distributed as a dividend for each outstanding common share. Each Right entitles a shareholder to buy one ten-thousandth of a share of a new series of preferred stock for $100 upon the occurrence of certain events. Rights would be exercisable once a person or group acquires 15 percent or more of the Company’s common shares, or 10 days after a tender offer for 15 percent or more of the common shares is announced. No certificates will be issued unless the Rights Plan is activated.

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

NOTE 7	ACQUISITIONS AND INVESTMENTS

On May 5, 2004, the Company completed its purchase of certain real and personal assets of Bess Eaton Donut Flour Co., Inc. and Louis A. Gencarelli, Sr. for approximately $44 million. The assets relate to 42 Bess Eaton coffee and donut restaurants throughout Rhode Island, Connecticut and Massachusetts. The sites have been converted and are operating as Hortons restaurants. The Company recorded $25.4 million of goodwill related to this acquisition (see also Notes 2 and 8 to the Consolidated Financial Statements for a discussion of goodwill and asset impairment charges recorded in the fourth quarter of 2005 related to this acquisition).

In 2002, the Company invested $9 million for a 45% interest in Cafe Express, a fast-casual restaurant company. Cafe Express currently operates 19 restaurants in Houston and Dallas. In February 2004, the Company invested an additional $5 million in Cafe Express, bringing its total equity interest to 70%. Also, in 2004, the Company paid off the Cafe Express revolving credit facility for which the Company was a guarantor. Prior to acquiring the additional 25% interest, the Company accounted for the investment using the equity method. Since acquiring the additional 25% interest, Cafe Express results are fully consolidated in the Company’s financial statements and the impact of the related minority interest is classified in other (income) expense, net on the Consolidated Statements of Income and other long-term liabilities on the Consolidated Balance Sheets and is not significant. The Company recorded $10.7 million of goodwill associated with this acquisition, based on the final purchase price allocation (see also Notes 2 and 8 to the Consolidated Financial Statements for a discussion of goodwill and asset impairment charges recorded in the fourth quarter of 2005 related to this acquisition). The Company has an obligation to buy out the remaining shareholders at a future date at an amount, based upon a predetermined formula that is not expected to be material.

In 2005, the Company acquired 15 Wendy’s restaurants in various markets from franchisees for $13.3 million. In 2004, the Company acquired 14 Wendy’s restaurants and 16 Baja Fresh restaurants in various markets for a total purchase price of $16.5 million. In the fourth quarter of 2003, the Company acquired 68 Wendy’s restaurants in Orlando and Tampa, Florida for a total purchase price of $89.3 million, including cash paid and liabilities assumed. Also in 2003, the Company acquired 9 additional Wendy’s restaurants and 6 Baja Fresh restaurants in various markets for a total purchase price of $11.4 million. Goodwill acquired in connection with the Company’s acquisition of Wendy’s and Baja Fresh restaurants totaled $5.5 million and $5.9 million for 2005 and 2004, respectively.

In 2001, the Company formed a joint venture between Hortons and IAWS Group plc to build a par-baked goods manufacturing facility in Canada. The joint venture is owned and jointly-controlled on a fifty-fifty basis by Hortons and IAWS Group plc. The Company has committed to invest up to approximately $87 million in Canadian dollars in this joint venture, of which approximately $74 million in Canadian dollars has been invested at January 1, 2006. The Company is accounting for its investment in the joint venture using the equity method.

In 2002, the Company invested $12 million in Pasta Pomodoro for 38% of the outstanding common shares of that company. In fourth quarter 2004, the Company invested an additional $4 million in exchange for Series C preferred stock. Assuming conversion of Pasta Pomodoro’s outstanding preferred shares and options, the Company’s minority interest would decrease to approximately 29%. Pasta Pomodoro is a casual restaurant featuring freshly prepared Italian food and as of January 1, 2006, operated 46 restaurants. The Company is accounting for the Pasta Pomodoro investment using the equity method.

NOTE 8	DISPOSITIONS AND IMPAIRMENTS

The Company franchised 9, 40 and 16 existing Wendy’s restaurants during 2005, 2004 and 2003, respectively and 3 existing Baja Fresh restaurants in 2004. These transactions resulted in pretax gains of $1.9 million, $0.8 million and $3.9 million in 2005, 2004 and 2003, respectively.

In the fourth quarter of 2005, the Company completed the sale of 130 Wendy’s real estate properties to a third party for $119.1 million, resulting in a pretax gain of $46.2 million, which is included in other (income) expense, net on the Consolidated Statements of Income. The Company also sold 37 Wendy’s real estate properties to existing franchisees for $42.0 million, resulting in a pretax gain of $16.4 million, which is included in franchise revenues on the Consolidated Statements of Income.

In 2005, the Company incurred the following store closing and asset impairment charges, which are included in other (income) expense, net on the Consolidated Statements of Income:

(In thousands)	Wendy’s	Hortons	Developing Brands	Total
Store closing costs	$11,986	$845	$3,806	$16,637
Asset impairment charges	10,572	18,486	4,868	33,926
Total	$22,558	$19,331	$8,674	$50,563

In the Wendy’s segment, the $12.0 million pretax charge primarily related to the closure of 47 underperforming Wendy’s restaurants. Total store closing costs included asset write-offs and $3.9 million in lease termination costs.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the assets of 114 Wendy’s and Hortons sites as “held for disposition” in the Consolidated Balance Sheets at January 1, 2006. The assets have been classified as held for disposition as it was determined that these sites were no longer economically viable for the Company. Depreciation of these assets has ceased and impairment charges of $10.8 million were recorded principally by Wendy’s to reflect the net realizable value of these assets. The assets’ net book value includes $32.9 million of land, $25.2 million of buildings and leasehold improvements and $8.7 million of equipment and other assets.

In the Hortons segment, the pretax asset impairment charge of $18.5 million related to two Hortons markets in New England that were acquired in 2004 as part of the Bess Eaton acquisition (see also Note 7 to the

Consolidated Financial Statements). These markets were underperforming despite various strategies employed to improve performance. The fair value of this market was determined based on the estimated realizable value of the fixed assets using third party appraisals.

In the Developing Brands segment, the pretax charge of $3.8 million related to the closure of 5 Baja Fresh restaurants. The pretax asset impairment charge of $4.9 million primarily relates to an underperforming Cafe Express market. The fair value of the market was determined based on the estimated salvage value of the assets.

In 2004, as a result of a continuing trend of negative cash flows and poor sales performance at Baja Fresh, the Company recognized pretax store closure and fixed asset impairment charges of $21.7 million. Store closure charges of $9.5 million included $4.1 million of lease termination costs and $5.4 million related primarily to fixed asset write-offs. Fixed asset impairment charges for eight markets totaled $12.2 million, which were based on fair value estimates using discounted cash flows for four of the markets and expected realizable value for four of the markets to be exited. These impairment charges were included in other (income) expense, net on the Consolidated Statements of Income. Baja Fresh is included in the Developing Brands segment.

NOTE 9	COMMITMENTS AND CONTINGENCIES

At January 1, 2006 and January 2, 2005, the Company’s reserves established for doubtful royalty receivables were $3.3 million and $3.2 million, respectively. Reserves related to possible losses on notes receivable, real estate, guarantees, claims and contingencies involving franchisees totaled $9.3 million at January 1, 2006 and $10.5 million at January 2, 2005. These reserves are included in accounts receivable, notes receivable and other accrued expenses.

The Company has guaranteed certain leases and debt payments, primarily related to franchisees, amounting to $179.6 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for certain leases amounting to an additional $20.0 million. These leases have been assigned to unrelated third parties, who have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $11.2 million in letters of credit with various parties, however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years.

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

The Company has entered into long-term purchase agreements with some of its suppliers. The range of prices and volume of purchases under the agreements may vary according to the Company’s demand for the products and fluctuations in market rates. These agreements help the Company secure pricing and product availability. The Company does not believe these agreements expose the Company to significant risk.

In addition to the guarantees described above, the Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties, under specified circumstances, such as lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial and other services), software licensors, marketing and advertising firms, securities underwriters and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company. Effective January 1, 2003, the Company adopted FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. In accordance with FIN 45 and based on available information, the Company has accrued for certain guarantees and indemnities as of January 1, 2006 and January 2, 2005 which, in total, are not significant.

The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. Many of these are covered by the Company’s self-insurance or other insurance programs. Reserves related to the resolution of legal proceedings are included in accrued expenses other. It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

NOTE 10	RETIREMENT PLANS

The Company has two domestic defined benefit plans (the “Plans”) covering all eligible employees of Wendy’s International, Inc. and certain subsidiaries that have adopted the Plans. The rate of return on employee account balances is guaranteed by the Plans and adjusted annually. One of the defined benefit plans provides a base benefit for all participants based on years of service. The second, and significantly smaller, defined benefit plan discontinued employee participation and accruing additional employee benefits in 2001. The Company makes contributions to the Plans in amounts sufficient, on an actuarial basis, to fund at a minimum, the Plans’ normal cost on a current basis, and to fund the actuarial liability for past service costs in accordance with Department of Treasury Regulations.

The change in projected benefit obligation for the Plans for 2005 and 2004 consisted of the following:

(In thousands)	2005	2004
Balance at beginning of year	$96,811	$86,052
Service cost	5,570	5,002
Interest cost	5,639	5,067
Assumption change	7,014	5,314
Actuarial loss	1,549	2,152
Benefits and expenses paid	(8,404)	(6,776)
	$108,179	$96,811

The change in fair value of plan assets for each year consisted of the following:

(In thousands)	2005	2004
Balance at beginning of year	$100,436	$90,008
Actual return on plan assets	5,541	8,506
Company contributions	10,507	8,698
Benefits and expenses paid	(8,404)	(6,776)
	$108,080	$100,436

The reconciliation of the funded status to the net amount recognized in the Consolidated Balance Sheets at each year-end consisted of the following:

(In thousands)	2005	2004
Funded status	$(98)	$3,625
Unrecognized actuarial loss	43,406	35,748
Unrecognized prior service cost	(323)	(1,389)
	$42,985	$37,984

Amounts recognized in the Consolidated Balance Sheets consist of:

(In thousands)	2005	2004
Prepaid benefit cost	$42,985	$37,984
Minimum liability	(1,761)	(1,479)
Accumulated other comprehensive income, pretax	1,761	1,479
Net amount recognized	$42,985	$37,984

Other comprehensive income for each of the last three years included the following income (expense), net of tax:

(In thousands)	2005	2004	2003
Pension liability	$(183)	$105	$15,165

The accumulated benefit obligation for the Plans was $99.6 million and $88.7 million at January 1, 2006 and January 2, 2005, respectively.

At January 1, 2006 and January 2, 2005, the accumulated benefit obligation of the Crew Plan of $2.6 million and $2.2 million, respectively, exceeded the fair value of Crew Plan assets of $1.9 million and $1.6 million, respectively. A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds the fair value of plan assets and accrued benefit liabilities at the measurement date. The minimum pension liability for the Crew Plan was $1.8 million and $1.5 million at January 1, 2006 and January 2, 2005, respectively.

Net periodic pension cost (credit) for each of the last three years consisted of the following:

(In thousands)	2005	2004	2003
Service cost	$5,570	$5,002	$4,281
Interest cost	5,639	5,067	4,856
Expected return on plan assets	(7,755)	(7,156)	(6,347)
Amortization of prior service cost	(1,067)	(1,067)	(1,067)
Amortization of net loss	3,119	2,438	1,407
	$5,506	$4,284	$3,130

Assumptions

Weighted-average assumptions used to determine benefit obligations at each of the last three years:

	2005	2004	2003
Discount rate	5.50%	6.00%	6.00%
Rate of compensation increase	age-graded scale	age-graded scale	age-graded scale

Weighted-average assumptions used to determine net periodic benefit cost at each of the last three years:

	2005	2004	2003
Discount rate	6.00%	6.00%	6.75%
Expected long-term return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	age-graded scale	age-graded scale	age-graded scale

The Plans’ measurement date was December 31st for each respective year.

The discount rates used above are determined using various market indicators and reflect the available cost in the marketplace of settling all pension obligations. The 5.5% discount rate was selected based upon high quality AA bond rates which were matched with the Company’s expected benefit cash flows under the Plans.

The return on plan assets was determined using the Company’s investment mix between debt and equity securities, which have remained relatively constant year over year, and anticipated capital market returns.

Plan assets

The Company’s plan assets are comprised primarily of mutual funds. The Company’s pension plan weighted-average asset allocations at January 1, 2006 and January 2, 2005, by asset category are as follows:

Plan Assets	2005	2004
Equity securities	57%	56%
Debt securities	39%	39%
Cash and cash equivalents	4%	5%
	100%	100%

According to the Plans’ investment policy, the Plans may only invest in debt and equity securities and cash and cash equivalents.

The target allocation of plan assets is 55%, 40% and 5% for equity securities, debt securities, and cash and cash equivalents, respectively. The target allocation is based on a review of market risks and returns relative to the Plans’ liability. The actual allocation may be plus or minus 5% of the target allocation.

Other retirement plans

The Company has a domestic profit sharing and savings plan. This plan covers certain qualified employees as defined in the applicable plan document. Effective January 1, 2001, the profit sharing and savings plan includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company matches between 1% and 4% of employee contributions depending on the employee’s contribution percentage. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. The Company’s matching 401(k) contributions totaled $9.7 million for 2005, $9.9 million for 2004 and $8.3 million for 2003.

The Company also provided for other profit sharing and supplemental retirement benefits under other defined contribution plans in the amounts of approximately $9 million, $8 million and $6 million for 2005, 2004 and 2003, respectively.

Cash flows

The Company expects to contribute a maximum of $10 million to its pension plans in 2006.

Estimated benefit payments for the next ten years, which reflect expected future service, as appropriate, are shown below. These estimates are highly dependent on certain assumptions such as future pension asset performance and the timing of employees leaving the Company or retiring and are subject to change.

(In thousands)
2006	$8,378
2007	8,705
2008	8,496
2009	10,570
2010	8,412
Years 2011 to 2015	57,556

NOTE 11	ADVERTISING COSTS AND FUNDS

The Company participates in various advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Wendy’s U.S., Wendy’s of Canada, Hortons Canada, Hortons U.S. and Baja Fresh. In accordance with SFAS No. 45, “Accounting for Franchisee Fee Revenue”, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s Consolidated Statements of Income or Consolidated Statements of Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts as an, in substance, agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The current restricted assets and related restricted liabilities are identified on the Company’s Consolidated Balance Sheets. In addition, the Hortons Canada advertising fund has certain property and equipment and long term debt which are classified in property and equipment, net and long term debt, respectively, on the Consolidated Balance Sheets (see Notes 1 and 3 to the Consolidated Financial Statements for further discussion of these amounts).

Contributions to the advertising funds are required to be made from both company operated and franchise restaurants and are based on a percent of restaurant retail sales. In addition to the contributions to the various advertising funds, Company and franchise restaurants make additional contributions for local and regional advertising programs.

The following table summarizes the contribution rates, as a percent of restaurant retail sales, to the advertising funds for franchise and company operated units as of the end of the fiscal years 2005, 2004 and 2003:

Contribution Rate
Wendy’s U.S.	3.00%
Wendy’s Canada(1)	2.75%
Hortons Canada	3.50%
Hortons U.S.	4.00%
Baja Fresh	1.00%
(1)	Excluding Quebec, where all advertising is done locally.

Company contributions to its various advertising funds totaled $66.0 million, $68.5 million and $60.4 million in 2005, 2004 and 2003, respectively. The total amount spent by the advertising funds in 2005, 2004 and 2003 amounted to $396.2 million, $362.9 million and $311.2 million, respectively.

Total advertising expense of the Company, net of reimbursements for incremental costs incurred by the Company on behalf of the advertising funds, and including amounts contributed to all of the advertising funds, local advertising costs and other marketing and advertising expenses, amounted to $91.1 million, $89.8 million and $83.6 million in 2005, 2004 and 2003, respectively.

NOTE 12	SEGMENT REPORTING

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Wendy’s, Hortons and Developing Brands. Developing Brands includes Baja Fresh and Cafe Express. Baja Fresh and Cafe Express were acquired on June 19, 2002 and February 2, 2004, respectively. There were no material amounts of revenues or transfers among reportable segments.

The table below presents information about reportable segments:

(In thousands)	Wendy’s	Hortons	Developing Brands	Total
2005
Revenues	$2,393,791	$1,185,265	$204,091	$3,783,147
% of total	63.3%	31.3%	5.4%	100.0%
Operating income (loss)	224,402	279,233	(24,261)	479,374
% of total	46.8%	58.3%	(5.1)%	100.0%
% of revenues	9.4%	23.6%	(11.9) %	12.7%
Capital expenditures	181,302	183,656	6,324	371,282
Total assets	2,072,357	1,156,910	157,913	3,387,180
2004
Revenues	$2,433,101	$995,638	$206,699	$3,635,438
% of total	66.9%	27.4%	5.7%	100.0%
Operating income (loss)	272,362	247,485	(38,347)	481,500
% of total	56.6%	51.4%	(8.0) %	100.0%
% of revenues	11.2%	24.9%	(18.6) %	13.2%
Capital expenditures	166,498	153,214	21,340	341,052
Total assets	1,845,557	1,111,653	189,142	3,146,352
2003
Revenues	$2,190,809	$806,644	$151,459	$3,148,912
% of total	69.6%	25.6%	4.8%	100.0%
Operating income (loss)	264,050	204,431	(4,554)	463,927
% of total	56.9%	44.1%	(1.0)%	100.0%
% of revenues	12.1%	25.3%	(3.0)%	14.7%
Capital expenditures	214,123	93,548	34,240	341,911
Total assets	1,848,326	883,466	348,648	3,080,440

A reconciliation of reportable segment operating income to consolidated operating income follows:

(In thousands)	2005	2004	2003
Reportable segment operating income	$479,374	$481,500	$463,927
Goodwill impairment(1)	(36,141)	(190,000)	0
Corporate charges(2)	(66,050)	(64,896)	(45,485)
Consolidated operating income	$377,183	$226,604	$418,442
(1)	In the fourth quarter of 2005, the Company recorded goodwill impairment charges of $25 million related to Hortons U.S. and $11 million related to Cafe Express, respectively. In the fourth quarter of 2004, the Company recorded a $190 million goodwill impairment related to Baja Fresh. See also Note 2 to the Consolidated Financial Statements.
(2)	Corporate charges include certain overhead costs which are not allocated to individual segments.

A reconciliation of total reportable segment assets to consolidated total assets follows:

(In thousands)	2005	2004
Total assets	$3,387,180	$3,146,352
Corporate assets	53,138	51,192
Consolidated total assets	$3,440,318	$3,197,544

Significant non-cash items included in reportable segment operating income follows:

(In thousands)	Wendy’s	Hortons	Developing Brands		Total
2005
Depreciation and amortization	$126,699	$59,524	$15,075		$201,298
2004
Depreciation and amortization	$110,033	$55,950	$14,783		$180,766
2003
Depreciation and amortization	$115,423	$41,503	$8,655	(1)	$165,581
(1)	Prior to February 2004, the Company accounted for its investment in Cafe Express using the equity method. Depreciation and amortization amounts prior to that date do not include Cafe Express.

A reconciliation of total reportable segment depreciation and amortization expense to consolidated depreciation and amortization expense follows:

(In thousands)	2005	2004	2003
Depreciation and amortization	$201,298	$180,766	$165,581
Corporate charges	3,044	1,409	2,263
Consolidated depreciation and amortization expense	$204,342	$182,175	$167,844

Revenues and long-lived asset information by geographic area follows:

(In thousands)	U.S.	Canada	Other International	Total
2005
Revenues	$2,441,071	$1,320,012	$22,064	$3,783,147
Long-lived assets	1,499,297	821,932	4,659	2,325,888
2004
Revenues	$2,475,253	$1,138,583	$21,602	$3,635,438
Long-lived assets	1,688,831	656,386	4,603	2,349,820
2003
Revenues	$2,197,065	$934,888	$16,959	$3,148,912
Long-lived assets	1,567,128	583,378	3,801	2,154,307

Revenues consisted of the following:

(In thousands)	2005	2004	2003
Retail sales:
Product sales to franchisees	$652,846	$558,140	$496,118
Sales from company operated restaurants and restaurants consolidated under FIN 46	2,375,568	2,377,759	2,038,017
	3,028,414	2,935,899	2,534,135
Franchise revenues:
Rents and royalties	677,958	633,277	553,324
Franchise fees	55,351	60,650	55,078
Net gains on sales of properties to franchisees	21,424	5,612	6,375
	754,733	699,539	614,777
Total revenues	$3,783,147	$3,635,438	$3,148,912

NOTE 13	RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using an option-pricing model. The cost of the awards, including the related tax effects, will be recognized in the Consolidated Statement of Income. This statement eliminates the alternative to use the intrinsic value method for valuing stock based compensation, which typically resulted in recognition of no compensation cost. This statement was to become effective for interim or annual periods beginning after June 15, 2005, with early adoption encouraged. On April 15, 2005, the Securities and Exchange Commission issued Release No. 33-8568, which amended the date for compliance with SFAS No. 123R to the first interim or annual period of the first fiscal year beginning after June 15, 2005, with early adoption permitted. On October 27, 2005, the Company announced its Compensation Committee, after discussion with the Board of Directors, approved accelerated vesting of all outstanding stock options, except those held by the independent Directors of the Company. The decision to accelerate vesting of stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the adoption of SFAS No. 123R in the first quarter of 2006 (See Notes 1 and 6 to the Consolidated Financial Statements for further discussion of the accelerated vesting of stock options). Under SFAS No. 123R, the classification of cash flows between operating and financing activities will be affected due to a change in treatment for tax benefits realized. As a result of the acceleration of vesting on the majority of the Company’s outstanding stock options, the Company does not expect the adoption of SFAS No. 123R to have a significant impact on its financial statements, except as discussed below.

SFAS No. 123R requires recognition of compensation cost under a non-substantive vesting period approach, which requires recognition of compensation expense when an employee is eligible to retire. The Company has historically recognized this cost under the nominal vesting approach, generally over the normal vesting period of the award. When the Company adopts SFAS No. 123R in the first quarter of 2006, it will change to the non-substantive approach. See the stock options and other equity-based compensation section of Note 1 for a discussion of the impact of this change when the Company adopts SFAS No. 123R.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements”. The consensus requires that the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception should be based on the lesser of the useful life of the leasehold improvements or the period of the lease including all renewal periods that are reasonably assured of exercise at the time of the acquisition. The consensus is to be applied prospectively to leasehold improvements acquired subsequent to June 29, 2005. This consensus is consistent with the accounting policy followed by the Company and thus had no impact upon adoption.

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

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations unless the property is being developed to be leased. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The adoption of FSP FAS 13-1 will not have a significant impact on the Company’s financial statements.

NOTE 14    SUBSEQUENT EVENTS

In January 2006, 3.75 million common shares were repurchased under an ASR transaction for an initial value of $207 million. The initial price paid per share as part of the ASR transaction was $55.21. The repurchased shares are also subject to a future contingent-purchase price adjustment based upon the weighted average repurchase price during the period through March 23, 2006. The ASR agreement includes the option to settle the contract in cash or shares of the Company’s common stock and, accordingly, the contract will be classified in equity. The final purchase price adjustment will be reflected in the treasury stock component of shareholders’ equity in the first quarter of 2006.

In February 2006, the Company announced that it would freeze its account balance defined benefit pension plan (the “Plan”) as of December 31, 2006. Beginning January 1, 2007, no new participants will enter the Plan, although participant account balances will continue to receive credits of at least 5% on their existing account balances. Contributions by the Company historically made based on a percentage of participant salary will no longer be made beginning January 1, 2007. As of January 1, 2006, Plan assets were in excess of the accumulated benefit obligation. The Company has not decided how or when it may settle the liabilities of the Plan. Freezing of the Plan will be accounted for as a curtailment under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and will not have a significant impact on the Company’s financial statements. If the liabilities of the Plan were settled, the Company would record a non-cash charge to write-off the prepaid benefit cost recorded on the Company’s Consolidated Balance Sheets. As of January 1, 2006, the recorded prepaid benefit cost was $43.0 million.

On March 1, 2006, the Company entered into a new $200 million revolving credit facility, which expires on March 1, 2008 and which replaced the Company’s previous $200 million revolving credit facility entered into in 2003. The new revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio, and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The Company is charged interest on advances that varies based on the type of advance utilized by the Company, which is either an alternate base rate (greater of prime or Federal funds plus 0.5%) or a rate based on LIBOR plus a margin that varies based on the Company’s debt rating at the time of the advance. The Company is also charged a facility fee based on the total credit facility. This fee varies from 0.07% to 0.20% based on the Company’s debt rating.

On February 28, 2006, Hortons along with one of its principal subsidiaries, entered into a five year senior bank facility with a syndicate of Canadian and U.S. financial institutions that comprises a $300.0 million Canadian dollar term loan facility; a $200.0 million Canadian dollar revolving credit facility (which includes $15.0 million in overdraft availability); and a $100.0 million U.S. revolving credit facility (together referred to as the “senior bank facilities”). The term loan facility bears interest at a variable rate per annum equal to Canadian prime rate or alternatively, one of Hortons’ principal subsidiaries may elect to borrow by way of Bankers’ Acceptances (or loans equivalent thereto) plus a margin.

The Canadian and U.S. dollar revolving credit facilities are undrawn and are available for general corporate purposes. The new Canadian revolving credit facility replaced the existing $25.0 million Canadian dollar facility except for approximately $5.0 million being used to support standby letters of credit which will remain in place until expiration of the respective letters of credit. Hortons, together with one of its principal subsidiaries will incur commitment fees based on the revolving credit facilities, whether used or unused. The fees vary according to the Hortons leverage ratio and, as at February 2006 equal 0.15% of the facility amount. Advances under the Canadian revolving credit facility bear interest at a variable rate per annum equal to the Canadian prime rate or alternatively, one of Hortons’ principal subsidiaries may elect to borrow by way of either Bankers’ Acceptances or LIBOR, plus a margin. Advances under the U.S. revolving credit facility bear interest at a rate per annum equal to the U.S. prime rate or LIBOR plus a margin.

On February 28, 2006, one of the principal subsidiaries of Hortons entered into a 14 month non-revolving $200.0 million Canadian dollar bridge loan facility with two financial institutions. The bridge loan facility bears interest at Bankers’ Acceptances plus a margin. The bridge loan facility and the senior bank facilities contain various covenants which, among other things, require the maintenance of two financial ratios — a consolidated maximum total debt to EBITDA ratio and a minimum fixed charge coverage ratio.

In connection with the senior bank facilities and the bridge loan facility the Company will incur financing costs, which will be deferred and amortized over the terms of each facility to which the costs relate.

In connection with the term loan facility, one of the principal subsidiaries of Hortons entered into a $100.0 million Canadian dollar interest rate swap on March 1, 2006 to help manage its exposure to interest rate volatility. The interest rate swap fixed the interest rate to 5.175% and matures on February 28, 2011. The interest rate swap is considered to be a highly effective cash flow hedge according to criteria specified in SFAS No. 133—Accounting for Derivative Instruments and Hedging Activities.

In March 2006, foreign currency contracts to sell Canadian dollars and buy $427.4 million U.S. dollars matured, and Hortons used the $500.0 million in Canadian dollar proceeds from the term and bridge facilities described above to settle these hedges. Hortons then used, on the same day, the $427.4 million, plus available cash, to repay certain cross-border intercompany indebtedness.

NOTE 15    QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter (In thousands, except per share data)	First		Second		Third		Fourth
	2005	2004	2005	2004	2005	2004	2005	2004
Revenues	$894,173	$834,753	$951,022	$908,902	$960,614	$914,028	$977,338	$977,755
Gross profit(1)	161,688	161,252	186,378	194,096	186,544	187,856	190,629	175,765
Net income (loss)(2)	51,256	52,755	70,760	71,619	72,088	69,099	29,963	(141,438)
Basic earnings per common share(2)	.45	.46	.62	.63	.62	.61	.26	(1.24)
Diluted earnings per common share(2)	.45	.45	.61	.62	.61	.60	.25	(1.24)
(1)	Total revenues less cost of sales, company restaurant operating costs, operating costs and depreciation.
(2)	The fourth quarter of 2005 includes pretax goodwill impairment charges of $36.1 million ($22.4 million after-tax) related to Hortons U.S. and Cafe Express and pretax store closure and impairment charges of $49.8 million ($30.8 million after-tax) related to Wendy’s, Hortons U.S., and Developing Brands. The fourth quarter of 2004 includes a pretax $190.0 million goodwill impairment charge ($186.6 million after-tax) and $19.4 million pretax ($12.4 million after-tax) of store closure and impairment charges related to Baja Fresh. See Notes 2 and 8 to the Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b) In Item 8 above, management provided a report on internal control over financial reporting, in which management concluded that the Company’s internal control over financial reporting was effective as of January 1, 2006. In addition, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, provided an attestation report on management’s assessment of internal control over financial reporting. The full text of management’s report and PricewaterhouseCooper’s attestation report appear at pages 50 through 52 herein.

(c) No change was made in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Items 10, 11, 12, and 13.    Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters; and Certain Relationships and Related Transactions

The information required by these Items, other than the information set forth below, is incorporated herein by reference from the Company’s 2006 Proxy Statement, which will be filed no later than 120 days after January 1, 2006. However, no information set forth in the 2006 Proxy Statement regarding the Audit Committee Report, the Report of the Compensation Committee on Executive Compensation or the performance graph shall be deemed incorporated by reference into this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with Company	Officer Since
John T. Schuessler	55	Chairman of the Board, Chief Executive Officer and President, Director	1983
Kerrii B. Anderson	48	Executive Vice President and Chief Financial Officer, Director	2000
Jonathan F. Catherwood	44	Executive Vice President and Treasurer	2001
Jeffrey M. Cava	54	Executive Vice President	2003
John M. Deane	51	Executive Vice President	2001
Leon M. McCorkle, Jr.	65	Executive Vice President, General Counsel and Secretary	1998
Daniel L. Boone	62	Senior Vice President, General Controller and Assistant Secretary	1994

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

The information required by this Item is incorporated herein by reference to the information under the headings “Audit Committee” and “Audit and Other Service Fees” in the Company’s 2006 Proxy Statement, which will be filed no later than 120 days after January 1, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) and (2)—The following Consolidated Financial Statements of Wendy’s International, Inc. and Subsidiaries, included in Item 8 herein.

Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income—Years ended January 1, 2006, January 2, 2005, and December 28, 2003.

Consolidated Balance Sheets—January 1, 2006 and January 2, 2005.

Consolidated Statements of Cash Flows—Years ended January 1, 2006, January 2, 2005 and December 28, 2003.

Consolidated Statements of Shareholders’ Equity—Years ended January 1, 2006, January 2, 2005 and December 28, 2003.

Consolidated Statements of Comprehensive Income—Years ended January 1, 2006, January 2, 2005 and December 28, 2003.

Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits—See Index to Exhibits.

The following management contracts or compensatory plans or arrangements are required to be filed as exhibits to this report:

Sample Restated Key Executive Agreement between the Company and Messrs. Catherwood, Cava, Deane, McCorkle, Schuessler, and Ms. Anderson.

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

Sample Indemnification Agreement for officers and employees of the Company and its subsidiaries.

Deferred Compensation Plan.

First Amendment to Deferred Compensation Plan.

Second Amendment to Deferred Compensation Plan.

Third Amendment to Deferred Compensation Plan.

Fourth Amendment to Deferred Compensation Plan.

2003 Stock Incentive Plan.

First Amendment to 2003 Stock Incentive Plan.

Sample Restricted Stock Award Agreement.

Sample Formula Restricted Stock Award Agreement.

Sample Stock Unit Award Agreement.

Sample Performance Share Award Agreement.

(b)	Exhibits filed with this report are listed in the Index to Exhibits beginning on page 95.

(c)	The following Consolidated Financial Statement Schedule of Wendy’s International, Inc. and Subsidiaries is included in Item 15(c): II—Valuation and Qualifying Accounts.

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

WENDY’S INTERNATIONAL, INC.
By:	/S/ KERRII B. ANDERSON	3/3/06

Kerrii B. Anderson Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JOHN T. SCHUESSLER*	3/3/06	/S/ KERRII B. ANDERSON	3/3/06
John T. Schuessler, Chairman of the Board, Chief Executive Officer and President, Director		Kerrii B. Anderson, Executive Vice President and Chief Financial Officer, Director

/S/ PAUL D. HOUSE*	3/3/06	/S/ DANIEL L. BOONE*	3/3/06
Paul D. House, Director		Daniel L. Boone, Senior Vice President, General Controller and Assistant Secretary

/S/ ANN B. CRANE*	3/3/06	/S/ JANET HILL*	3/3/06
Ann B. Crane, Director		Janet Hill, Director

/S/ THOMAS F. KELLER*	3/3/06	/S/ WILLIAM E. KIRWAN*	3/3/06
Thomas F. Keller, Director		William E. Kirwan, Director

/S/ DAVID P. LAUER*	3/3/06	/S/ J. RANDOLPH LEWIS*	3/3/06
David P. Lauer, Director		J. Randolph Lewis, Director

/S/ JAMES F. MILLAR*	3/3/06	/S/ JAMES V. PICKETT*	3/3/06
James F. Millar, Director		James V. Pickett, Director

/S/ JOHN R. THOMPSON*	3/3/06
John R. Thompson, Director

*By:	/S/ KERRII B. ANDERSON	3/3/06

Kerrii B. Anderson, Attorney-in-Fact

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Classification	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) (a)	Balance at End of Year
Fiscal year ended January 1, 2006:
Reserve for royalty receivables	$3,227	$247	$(125)	$3,349
Deferred tax asset valuation allowance	27,765	5,335	0	33,100
Reserve for possible franchise-related losses & contingencies	6,454	2,295	(1,025)	7,724

	$37,446	$7,877	$(1,150)	$44,173

Fiscal year ended January 2, 2005:
Reserve for royalty receivables	$2,814	$619	$(206)	$3,227
Deferred tax asset valuation allowance	19,905	7,860	0	27,765
Reserve for possible franchise-related losses & contingencies	5,090	1,791	(427)	6,454

	$27,809	$10,270	$(633)	$37,446

Fiscal year ended December 28, 2003:
Reserve for royalty receivables	$2,196	$887	$(269)	$2,814
Deferred tax asset valuation allowance	20,861	(956)	0	19,905
Reserve for possible franchise-related losses & contingencies	5,509	217	(636)	5,090

	$28,566	$148	$(905)	$27,809

(a)	Primarily represents reserves written off or reversed due to the resolution of certain franchise situations.

Year-end balances are reflected in the Consolidated Balance Sheet as follows:

	January 1, 2006	January 2, 2005	December 28, 2003
Deducted from accounts receivable	$7,111	$8,090	$6,890
Deducted from notes receivable—current	836	331	83
Deducted from notes receivable—long-term	3,126	1,260	931
Component of deferred tax liability—long-term	33,100	27,765	19,905

	$44,173	$37,446	$27,809

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found

3(a)	Articles of Incorporation, as amended to date	Incorporated herein by reference from Exhibit 3(a) of Form 10-K for the year ended January 3, 1999.

(b)	New Regulations, as amended	Incorporated herein by reference from Exhibit 3 of Form 10-Q for the quarter ended March 31, 2002.

*4(a)	Indenture between the Company and Bank One, National Association, pertaining to 6.25% Senior Notes due November 15, 2011 and 6.20% Senior Notes due June 15, 2014	Incorporated herein by reference from Exhibit 4(i) of Form 10-K for the year ended December 30, 2001.

(b)	Amended and Restated Rights Agreement between the Company and American Stock Transfer and Trust Company	Incorporated herein by reference from Exhibit 1 of Amendment No. 2 to Form 8-A/A Registration Statement, File No. 1-8116, filed on December 8, 1997.

(c)	Amendment No. 1 to the Amended and Restated Rights Agreement between the Company and American Stock Transfer and Trust Company	Incorporated herein by reference from Exhibit 2 of Amendment No. 3 to Form 8-A/A Registration Statement, File No. 1-8116, filed on January 26, 2001.

(d)	Wendy’s International, Inc. Deferred Compensation Plan	Incorporated herein by reference from Exhibit 4(d) of Form S-8, File No. 333-109952, filed on October 24, 2003.

(e)	First Amendment to Wendy’s International, Inc. Deferred Compensation Plan	Incorporated herein by reference from Exhibit 4(e) of Form 10-K for the year ended December 28, 2003.

(f)	Second Amendment to Wendy’s International, Inc. Deferred Compensation Plan	Incorporated herein by reference from Exhibit 4 of Form 10-Q for the quarter ended September 26, 2004.

(g)	Third Amendment to Wendy’s International, Inc. Deferred Compensation Plan	Incorporated herein by reference from Exhibit 4 of Form 8-K filed March 10, 2005.

(h)	Fourth Amendment to Wendy’s International, Inc. Deferred Compensation Plan	Incorporated herein by reference from Exhibit 4 of Form 8-K filed December 20, 2005.

(i)	Notice Requirement Relating to the 2006 Annual Meeting of Shareholders	Attached hereto.

10(a)	Sample Restated Key Executive Agreement between the Company and Messrs. Catherwood, Cava, Deane, McCorkle, Schuessler, and Ms. Anderson	Incorporated herein by reference from Exhibit 10(a) of Form 10-K for the year ended January 3, 1999.

(b)	Sample Key Executive Agreement between the Company, The TDL Group Corp. and Mr. House	Incorporated herein by reference from Exhibit 10 of Form 10-Q for the quarter ended July 4, 1999.

*	Neither the Company nor its subsidiaries are party to any other instrument with respect to long-term debt for which securities authorized thereunder exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.

(c)	Assignment of Rights Agreement between the Company and Mr. Thomas	Incorporated herein by reference from Exhibit 10(c) of Form 10-K for the year ended December 31, 2000.

(d)	Senior Executive Annual Performance Plan	Incorporated herein by reference from Annex B to the Company’s Definitive 2002 Proxy Statement, dated March 5, 2002.

(e)	Executive Annual Performance Plan	Incorporated herein by reference from Exhibit 10(e) of Form 10-K for the year ended December 30, 2001.

(f)	Supplemental Executive Retirement Plan	Incorporated herein by reference from Exhibit 10(f) of Form 10-K for the year ended ended December 29, 2002.

(g)	1978 Non-Qualified Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(k) of Form 10-K for the year ended January 2, 2000.

(h)	1982 Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(l) of Form 10-K for the year ended January 2, 2000.

(i)	1984 Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(m) of Form 10-K for the year ended January 2, 2000.

(j)	1987 Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(n) of Form 10-K for the year ended January 2, 2000.

(k)	1990 Stock Option Plan, as amended	Incorporated herein by reference from the Company’s Definitive Proxy Statement, dated March 4, 2003.

(l)	WeShare Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(l) of Form 10-K for the year ended December 28, 2003.

(m)	Sample Indemnification Agreement between the Company and each of Messrs. House, Keller, Kirwan, Lauer, Lewis, Millar, Pickett, Schuessler, Thompson and Mses. Anderson, Crane and Hill	Incorporated herein by reference from Exhibit 10 of Form 10-Q for the quarter ended June 29, 2003.

(n)	2003 Stock Incentive Plan	Incorporated herein by reference from the Company’s Definitive Proxy Statement, dated March 2, 2004.

(o)	First Amendment to 2003 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10(o) of Form 10-K for the year ended January 2, 2005.

(p)	Sample Restricted Stock Award Agreement	Incorporated herein by reference from Exhibit 10(p) of Form 10-K for the year ended January 2, 2005.

(q)	Sample Formula Restricted Stock Award Agreement	Incorporated herein by reference from Exhibit 10(q) of Form 10-K for the year ended January 2, 2005.

(r)	Sample Stock Unit Award Agreement	Incorporated herein by reference from Exhibit 10(r) of Form 10-K for the year ended January 2, 2005.

(s)	Sample Performance Share Award Agreement	Incorporated herein by reference from Exhibit 10(s) of Form 10-K for the year ended January 2, 2005.

(t)	Sample Indemnification Agreement for officers and employees of the Company and its subsidiaries	Incorporated herein by reference from Exhibit 10 of Form 8-K filed July 12, 2005.

(u)	Release and Settlement Agreement with Thomas J. Mueller	Incorporated herein by reference from Exhibit 10 on Form 10-Q for the quarter ended October 2, 2005.

(v)	Agreement Among the Company, Trian Fund Management, L.P. and Certain Affiliates and Sandell Asset Management Corp. and Certain Affiliates dated March 2, 2006	Attached hereto.

(w)	Senior Facilities Credit Agreement among Tim Hortons Inc., and one of its subsidiaries, and certain lenders named therein dated as of February 28, 2006	Incorporated herein by reference from Exhibit 10.9 of Tim Hortons Inc.’s Form S-1/A Registration Statement, File No. 333-130035, filed on March 1, 2006.

(x)	Bridge Facility Credit Agreement among The TDL Group Corp., as borrower, Tim Horton’s Inc., and certain of its subsidiaries, as guarantors, and certain lenders named therein dated as of February 28, 2006	Incorporated herein by reference from Exhibit 10.10 of Tim Hortons Inc.’s Form S-1/A Registration Statement, File No. 333-130035, filed on March 1, 2006.

21	Subsidiaries of the Registrant	Attached hereto.

23	Consent of PricewaterhouseCoopers LLP	Attached hereto.

24	Powers of Attorney	Attached hereto.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Attached hereto.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Attached hereto.

32(a)	Section 1350 Certification of Chief Executive Officer	Attached hereto.

32(b)	Section 1350 Certification of Chief Financial Officer	Attached hereto.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995	Attached hereto.