Form 10-Q
period 2006-04-02
WENDYS INTERNATIONAL INC
filed 2006-05-11
CIK 105668

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2006
Common shares, $.10 stated value Exhibit index on page 38.	116,620,000 shares

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	(In thousands, except per share data)
	Quarter Ended April 2, 2006	Quarter Ended April 3, 2005
Revenues
Retail sales	$753,747	$724,547
Franchise revenues	177,773	169,626

	931,520	894,173

Costs and expenses
Cost of sales	505,808	477,915
Company restaurant operating costs	175,713	169,670
Operating costs	60,351	36,182
Depreciation of property and equipment	48,932	48,718
General and administrative expenses	82,484	75,844
Other income, net	(8,580)	(3,968)

Total costs and expenses	864,708	804,361

Operating income	66,812	89,812

Interest expense	(12,599)	(11,534)
Interest income	4,138	1,189

Income before income taxes and minority interest	58,351	79,467
Income taxes	(6,654)	(28,211)
Tim Hortons Inc. minority interest	(465)	0

Net income	$51,232	$51,256

Basic earnings per common share	$.45	$.45

Diluted earnings per common share	$.44	$.45

Dividends per common share	$.17	$.135

Basic shares	114,722	112,730

Diluted shares	116,397	114,596

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	(Dollars in thousands)
	April 2, 2006	January 1, 2006
ASSETS

Current assets
Cash and cash equivalents	$1,307,426	$393,241
Accounts receivable, net	142,204	138,999
Notes receivable, net	12,282	11,746
Deferred income taxes	29,903	29,043
Inventories and other	72,292	62,868
Advertising fund restricted assets	74,022	53,866
Assets held for disposition	13,552	66,803

	1,651,681	756,566

Property and equipment	3,491,647	3,421,354
Accumulated depreciation	(1,137,891)	(1,095,466)

	2,353,756	2,325,888

Notes receivable, net	17,147	14,796
Goodwill	128,667	128,808
Deferred income taxes	6,738	6,623
Intangible assets, net	41,123	41,757
Other assets	162,220	165,880

	$4,361,332	$3,440,318

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	(Dollars in thousands)
	April 2, 2006	January 1, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$147,842	$188,481
Accrued expenses:
Salaries and wages	36,208	51,184
Taxes	59,579	116,920
Insurance	59,502	58,147
Other	89,486	90,263
Advertising fund restricted liabilities	86,903	68,929
Current portion of long-term obligations	180,606	9,428

	660,126	583,352

Long-term obligations
Term debt	819,599	559,097
Capital leases	57,435	56,736

	877,034	615,833

Deferred income taxes	69,803	78,206
Other long-term liabilities	105,023	104,338

Commitments and contingencies

Minority interest in Tim Hortons Inc.	140,752	0

Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share, Authorized: 200,000,000 shares, Issued: 126,984,000 and 125,490,000 shares, respectively	12,698	12,549
Capital in excess of stated value	1,006,471	405,588
Retained earnings	1,889,332	1,858,743
Accumulated other comprehensive income (expense):
Cumulative translation adjustments and other	115,921	115,252
Pension liability	(1,096)	(1,096)

	3,023,326	2,391,036

Treasury stock at cost:
11,431,000 and 7,681,000 shares, respectively	(514,732)	(294,669)
Unearned compensation – restricted stock	0	(37,778)

	2,508,594	2,058,589

	$4,361,332	$3,440,318

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	(In thousands)
	Quarter Ended April 2, 2006	Quarter Ended April 3, 2005
Net cash (used in) provided by operating activities	$(25,611)	$65,812

Cash flows from investing activities
Proceeds from property dispositions	39,356	10,957
Capital expenditures	(76,384)	(87,304)
Principal payments on notes receivable	1,000	4,714
Investments in joint venture and other investments	11	(1,301)
Other investing activities	(3,178)	(1,871)

Net cash used in investing activities	(39,195)	(74,805)

Cash flows from financing activities
Proceeds from issuance of debt, net of issuance costs	473,583	0
Proceeds from the issuance of Tim Hortons Inc. shares, net	722,298	0
Stock-based compensation tax benefits	11,098	0
Proceeds from employee stock options exercised	48,741	16,586
Repurchase of common stock	(220,063)	(1,695)
Principal payments on debt obligations	(36,573)	(26,585)
Dividends paid on common shares	(19,744)	(15,201)

Net cash provided by (used in) financing activities	979,340	(26,895)

Effect of exchange rate changes on cash	(349)	(1,997)

Increase (decrease) in cash and cash equivalents	914,185	(37,885)

Cash and cash equivalents at beginning of period	393,241	176,749

Cash and cash equivalents at end of period	$1,307,426	$138,864

Supplemental disclosures of cash flow information:
Interest paid	$6,577	$1,536
Income taxes paid	62,615	26,968
Capitalized lease obligations incurred	2,414	1,321

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 MANAGEMENT’S STATEMENT

In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary for a fair statement of the condensed financial position of Wendy’s International, Inc. and subsidiaries (the “Company”) as of April 2, 2006 and January 1, 2006, and the condensed results of operations and comprehensive income (see Note 4) for the quarters ended April 2, 2006 and April 3, 2005 and cash flows for the quarters ended April 2, 2006 and April 3, 2005. All of these financial statements are unaudited. The Consolidated Financial Statements, which are contained in the Company’s 2005 Form 10-K, should be read in conjunction with these Consolidated Condensed Financial Statements. The January 1, 2006 Consolidated Condensed Balance Sheet was derived from the audited Consolidated Financial Statements contained in the Company’s 2005 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 2 NET INCOME PER SHARE

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options and restricted stock and restricted stock units (together “restricted shares”), when outstanding and dilutive. Options to purchase 1.3 million shares of common stock were not included in the computation of diluted earnings per common share for the first quarter 2005. These options were excluded from the calculation because the exercise price of these options was greater than the average market price of the common shares in the quarter, and therefore, they are antidilutive. There were no options excluded from the computation of diluted earnings per common share for the first quarter 2006 as they were all dilutive.

The computations of basic and diluted earnings per common share are shown below (in thousands, except per share data):

	Quarter Ended April 2, 2006	Quarter Ended April 3, 2005
Income for computation of basic and diluted earnings per common share	$51,232	$51,256

Weighted average shares for computation of basic earnings per common share	114,722	112,730
Effect of dilutive stock options and restricted shares	1,675	1,866

Weighted average shares for computation of diluted earnings per common share	116,397	114,596

Basic earnings per common share	$.45	$.45

Diluted earnings per common share	$.44	$.45

NOTE 3 STOCK-BASED COMPENSATION

Prior to January 2, 2006, the Company used the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, because stock options granted prior to January 2, 2006 had no intrinsic value at date of grant, compensation expense related to stock options was recognized using the Black-Scholes method only when stock option awards were modified after the grant date. During the fourth quarter of 2005, the Company accelerated the vesting of all outstanding options, excluding those held by outside directors of the Company. Prior to January 2, 2006, compensation expense recognized related to restricted shares was measured based on the market value of the Company’s common stock on the date of grant. The Company generally satisfies share-based exercises and vesting through the issuance of new shares of Company stock. Restricted shares are generally net-settled with new Company shares withheld, and not issued, to meet the employee’s minimum statutory withholding tax requirements.

On January 2, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment”, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior period presented in this Form 10-Q has not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted shares is the same for APB Opinion No. 25 and SFAS No. 123R and because substantially all of the Company’s stock option grants were fully vested prior to January 2, 2006, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating income, pretax income or net income. In accordance with SFAS No. 123R, tax benefits received of $11.1 million related to equity award grants that are in excess of the tax benefits recorded on the Company’s Consolidated Condensed Statements of Income are classified as a cash inflow in the financing section of the Company’s Consolidated Condensed Statements of Cash Flows beginning in the first quarter of 2006. Also in accordance with SFAS No. 123R, the unearned compensation amount previously separately displayed under shareholders’ equity was reclassified during the first quarter of 2006 to capital in excess of stated value on the Company’s Consolidated Condensed Balance Sheets. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

Stock option awards made by the Company generally have a term of 10 years from the grant date and become exercisable in installments of 25% on each of the first four anniversaries of the grant date. Restricted share grants made by the Company generally vest in increments of 25% on each of the first four anniversaries of the grant date. Restricted stock unit grants to Canadian employees vest over a 30 month period. Restricted shares generally have dividend participation rights under which dividends are reinvested in additional shares. The Company granted 0.2 million performance share awards to certain key employees. These performance shares settle in restricted shares based on specified performance criteria and the earned restricted shares then vest over the following four years in installments of 25% each year. The number of remaining authorized shares under all of the Company’s equity plans, net of exercises, totaled 6.6 million as of April 2, 2006.

The Company recorded $1.6 million ($1.0 million net of tax) and $1.9 million ($1.2 million net of tax) in stock compensation expense for the first quarter 2006 and 2005, respectively. The pro-forma disclosures for the quarter ended April 3, 2005 below are provided as if the Company had adopted the cost recognition requirements under SFAS No. 123 “Accounting for Stock-Based Compensation”. Under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123 in the first quarter of 2005, the Company would have recorded net income and earnings per share as follows (in thousands, except per share data):

Quarter Ended April 3, 2005
Net income, as reported	$51,256
Add: Stock compensation cost recorded under APB Opinion No. 25, net of tax	1,226
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(7,737)

Pro-forma net income	$44,745

Earnings per share:
Basic as reported	$.45
Basic pro-forma	$.40

Diluted as reported	$.45
Diluted pro-forma	$.39

The above stock compensation cost calculated under SFAS No. 123, net of tax, is based on costs generally computed over the vesting period of the award. Upon adoption, SFAS No. 123R requires compensation cost for stock-based compensation awards to be recognized immediately for retirement eligible employees and over the period from the grant date to the date retirement eligibility is achieved, if that period is shorter than the normal vesting period. The table below shows the impact on the Company’s reported diluted earnings per share and the above pro-forma diluted earnings per share as if the SFAS No. 123R guidance on recognition of stock compensation expense for retirement eligible employees was applied to the periods reflected in the financial statements.

	Quarter Ended April 2, 2006	Quarter Ended April 3, 2005
Impact on:
Diluted as reported	$.01	—
Diluted pro-forma	N/A	$.01

The impact of applying SFAS No. 123R in these pro-forma disclosures is not necessarily indicative of future results.

Restricted shares

The following is a summary of unvested restricted share activity for the quarter ended April 2, 2006:

(Shares in thousands)	Restricted Shares	Weighted Average Fair Value
Balance at January 1, 2006	1,272	$41.77
Granted	71	64.14
Vested	(13)	41.48
Canceled	(91)	41.06

Balance at April 2, 2006	1,239	$43.10

As of April 2, 2006, total unrecognized compensation cost related to nonvested share-based compensation was $34.1 million and is expected to be recognized over a weighted-average period of 2.6 years. The Company expects substantially all of its restricted shares to vest. The total fair value of restricted shares vested in the first quarter of 2006 was $0.6 million. No restricted shares vested in the first quarter of 2005. Approximately 166,000 restricted shares were granted in the first quarter of 2005 at a weighted-average grant date fair value of $38.94.

Stock Options

The use of stock options is no longer a significant component of the Company’s equity compensation structure. The Company last granted stock options in 2004 and only approximately 30,000 stock options were unvested as of April 2, 2006 (all held by outside directors). A summary of the stock option fair value assumptions used in prior years is included in the Company’s 2005 Form 10-K.

The following is a summary of stock option activity for the quarter ended April 2, 2006:

(Shares in thousands)	Shares Under Option	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at January 1, 2006	4,535	$32.74	6.6
Granted	—	—
Exercised	(1,486)	32.81
Canceled	(10)	32.47
Outstanding at April 2, 2006	3,039	$32.71	6.4	$89,216

Exercisable at April 2, 2006	3,010	$32.74	6.4	$88,239

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. For the quarters ended April 2, 2006 and April 3, 2005, the total intrinsic value of stock options exercised was $38.1 million and $9.3 million, respectively. Proceeds from stock options exercised during the quarters ended April 2, 2006 and April 3, 2005 were $48.7 million and $16.6 million, respectively and the actual tax benefit realized for tax deductions from stock options exercised totaled $11.1 million and $2.5 million for the quarters ended April 2, 2006 and April 3, 2005.

NOTE 4 CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income (expense) and total comprehensive income are shown below (in thousands):

	Quarter Ended April 2, 2006	Quarter Ended April 3, 2005
Net income	$51,232	$51,256
Other comprehensive income (expense):
Translation adjustments and other, net of tax	(20)	(10,862)
Cash flow hedges:
Net change in fair value of derivatives, net of tax	(6,112)	20
Amounts realized in earnings during the period, net of tax	6,801	1,773

Total cash flow hedges	689	1,793

Total other comprehensive income (expense)	669	(9,069)

Total comprehensive income	$51,901	$42,187

Other comprehensive income (expense) is primarily comprised of translation adjustments related to fluctuations in the Canadian dollar and activity related to the Company’s cash flow hedges. There was a slight weakening in the Canadian dollar from the beginning of the first quarter of 2006 to the end of the first quarter of 2006 and from the beginning of the first quarter of 2005 to the end of the first quarter of 2005. Offsetting the first quarter 2006 weakening in the Canadian dollar was a $2.3 million gain, net of taxes of $1.3 million, related to the Company’s hedge of certain net investment positions. This gain is included in the first quarter 2006 translation adjustments component of other comprehensive income. At the end of the first quarter 2006, the Canadian exchange rate was $1.17 versus $1.16 at January 1, 2006. At the end of the first quarter 2005, the Canadian exchange rate was $1.22 versus $1.20 at January 2, 2005.

NOTE 5 FOREIGN CURRENCY DERIVATIVES

In the third quarter of 2005, Tim Hortons (“Hortons”) entered into forward currency contracts that matured in March 2006 to sell Canadian dollars and buy $427.4 million U.S. dollars to hedge the repayment of cross-border intercompany notes being marked-to-market beginning in the third quarter of 2005. Previously, the translation of these intercompany notes was recorded into comprehensive income, rather than in the Consolidated Condensed Statements of Income, in accordance with SFAS No. 52, “Foreign Currency Translation”. The fair value unrealized loss on these contracts as of January 1, 2006 was $3.2 million. On the maturity date of March 3, 2006, Hortons received $427.4 million from the counterparties and disbursed to the counterparties the U.S. dollar equivalent of $500.0 million Canadian, resulting in a net U.S. dollar cash flow of $13.1 million to the counterparties. Per SFAS 95, “Statement of Cash Flows,” the net U.S. dollar cash flow is reported in the net cash provided by operating activities line of the Consolidated Condensed Statements of Cash Flows for the quarter ended April 2, 2006. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, during the first quarter of 2006, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes and a $0.8 million gain was recognized as the ineffective portion of the foreign currency contracts.

In the fourth quarter of 2005, Hortons entered into forward currency contracts to sell Canadian dollars and buy $490.5 million U.S. dollars in order to hedge certain net investment positions in Canadian subsidiaries. The fair value unrealized loss on these contracts was $2.7 million, net of taxes of $1.7 million, and $5.0 million, net of taxes of $3.0 million, as of April 2, 2006 and January 1, 2006, respectively. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of other comprehensive income (expense) (see Note 4). These hedges matured in April 2006 resulting in a net cash outflow of $14.9 million to the counterparties. No amounts related to these net investment hedges impacted earnings.

NOTE 6 SEGMENT REPORTING

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Wendy’s, Hortons and Developing Brands. Developing Brands includes Baja Fresh and Cafe Express. There were no material amounts of revenues or transfers among reportable segments except for the repayment of $440.1 million in intercompany debt and interest from Hortons to corporate in first quarter 2006. The following table presents information about reportable segments (in thousands):

	Quarter Ended April 2, 2006	% of Total	Quarter Ended April 3, 2005	% of Total
Revenues
Wendy’s	$564,473	60.6%	$588,866	65.9%
Hortons	319,023	34.2%	254,889	28.5%
Developing Brands	48,024	5.2%	50,418	5.6%

	$931,520	100.0%	$894,173	100.0%

Segment Operating Income (Loss)
Wendy’s	$11,782	14.2%	$43,938	42.7%
Hortons	75,954	91.2%	62,544	60.7%
Developing Brands	(4,466)	(5.4)%	(3,455)	(3.4)%

	$83,270	100.0%	$103,027	100.0%

Capital Expenditures
Wendy’s	$41,125	53.8%	$51,964	59.5%
Hortons	34,445	45.1%	31,403	36.0%
Developing Brands	814	1.1%	3,937	4.5%

	$76,384	100.0%	$87,304	100.0%

A reconciliation of reportable segment operating income to consolidated operating income follows (in thousands):

	Quarter Ended April 2, 2006	Quarter Ended April 3, 2005
Reportable segment operating income	$83,270	$103,027
Corporate charges (1)	(16,458)	(13,215)

Consolidated operating income	$66,812	$89,812

(1)	Corporate charges include certain overhead costs which are not allocated to individual segments.

Total assets for the Company increased $921.0 million from January 1, 2006 to April 2, 2006, primarily representing a $914.2 million increase in cash and cash equivalents related to the Hortons IPO and Hortons new debt. As of April 2, 2006, $677.2 million of the higher balance of cash and cash equivalents is held by Hortons and $241.7 million of the higher cash and cash equivalent balance is held at corporate.

Revenues consisted of the following (in thousands):

	Quarter Ended April 2, 2006	Quarter Ended April 3, 2005
Retail sales:
Product sales to franchisees	$185,291	$143,599
Sales from company operated restaurants and restaurants consolidated under FIN 46R	568,456	580,948

	753,747	724,547

Franchise revenues:
Rents and royalties	166,848	159,207
Franchise fees	9,920	8,884
Net gains on sales of properties to franchisees	1,005	1,535

	177,773	169,626

Total revenues	$931,520	$894,173

NOTE 7 GOODWILL AND OTHER INTANGIBLE ASSETS

The table below presents amortizable intangible assets as of April 2, 2006 and January 1, 2006 (in thousands):

	April 2, 2006			January 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and trademarks	$35,331	$(4,697)	$30,634	$35,331	$(4,360)	$30,971
Purchase options	7,500	(6,171)	1,329	7,500	(6,001)	1,499
Other	13,551	(4,391)	9,160	13,426	(4,139)	9,287

	$56,382	$(15,259)	$41,123	$56,257	$(14,500)	$41,757

Included in other above is $6.6 million and $6.8 million as of April 2, 2006 and January 1, 2006, respectively, net of accumulated amortization of $3.7 million and $3.5 million, respectively, primarily related to the use of the names and likenesses of Dave Thomas, the late founder of Wendy’s, and Ronald V. Joyce, a former director of Hortons.

Total intangibles amortization expense was $0.7 million and $1.0 million for the quarters ended April 2, 2006 and April 3, 2005, respectively. The estimated annual intangibles amortization expense for 2007 is approximately $3 million. For the years 2008 through 2011, the estimated intangibles amortization expense is approximately $2 million annually.

Goodwill is assigned to the Company’s reportable segments as follows (in thousands):

	April 2, 2006	January 1, 2006
Wendy’s	$81,734	$81,875
Developing Brands	46,933	46,933

Total Goodwill	$128,667	$128,808

NOTE 8 ASSET DISPOSITIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the assets of 37 and 114 sites with a net book value of $13.6 million and $66.8 million as assets held for disposition in the Consolidated Condensed Balance Sheets as of April 2, 2006 and January 1, 2006, respectively. The assets, which are substantially all Wendy’s sites, have been classified as held for disposition based on the Company’s intention to sell these assets. No depreciation expense for assets held for disposition was recorded.

During the quarter ended April 2, 2006, the Company sold 55 sites classified as held for disposition as of January 1, 2006, with a net book value of $33.9 million for a net gain of $5.1 million, of which $4.1 million was classified as other income, net, and $1.0 million was classified as franchise revenues. Also during the quarter ended April 2, 2006, 24 sites previously classified as held for disposition as of January 1, 2006 with a net book value of $19.8 million were reclassified from assets held for disposition to property and equipment because these sites are no longer intended to be sold to the previously identified purchasers and the Company elected to discontinue marketing the sites for sale. The effect on the Consolidated Condensed Statements of Income related to the reclassification of these sites from assets held for disposition was limited to depreciation expense and was not material. During the first quarter of 2006, two additional sites were designated as held for disposition. These sites have a net book value of $0.8 million, net of $1.1 million in impairment charges recorded to reflect the net realizable value of these assets.

During the quarter ended April 2, 2006, the Company sold seven additional sites that were not classified as held for disposition as of January 1, 2006, with a net book value of $2.4 million for proceeds of $3.1 million and a gain of $0.7 million.

NOTE 9 GUARANTEES AND INDEMNIFICATIONS

The Company has guaranteed certain lease and debt payments, primarily for franchisees, amounting to $194.7 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for leases amounting to an additional $19.7 million. These leases have been assigned to unrelated third parties, which have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $11.0 million in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years.

The following table summarizes guarantees of the Company (in thousands):

Balance at April 2, 2006
Franchisee and other lease and loan guarantees:
Wendy’s	$183,093
Hortons	801
Developing Brands	10,792

Total	$194,686

Contingently liable rent on leases:
Wendy’s	$19,712

Letters of credit:
Wendy’s	$6,613
Hortons	4,277
Developing Brands	150

$11,040

Total guarantees and indemnifications	$225,438

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

The Company also committed to fund $25 million to the Wendy’s National Advertising Program during 2006, of which $15 million was paid during the first quarter 2006.

NOTE 10 RETIREMENT PLANS

The Company has two domestic defined benefit plans, the account balance defined benefit pension plan (the “ABP Plan”) and the Crew defined benefit plan (the “Crew Plan”), together referred to as the “Plans”, covering all eligible employees of the Company and certain subsidiaries that have adopted the Plans.

The Crew Plan discontinued employee participation and accruing additional employee benefits in 2001. In February 2006, the Company announced that it would freeze the ABP Plan as of December 31, 2006. Beginning January 1, 2007, no new participants will enter the ABP Plan, although participant account balances will continue to receive interest credits by an amount guaranteed by the ABP Plan of at least 5% on existing account balances. Company benefits credited to ABP Plan participant accounts which were historically made based on a percentage of participant salary and years of service will no longer be made beginning January 1, 2007. As of January 1, 2006, ABP Plan assets were in excess of the accumulated benefit obligation. The Company has not decided if, or when, it may settle the liabilities of the ABP Plan. Freezing of the ABP Plan was accounted for as a curtailment in the first quarter of 2006 under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and during the first quarter, the Company recorded a $0.1 million curtailment charge related to service costs unrecognized prior to freezing the ABP Plan. If the liabilities of the ABP Plan were settled, the Company would record a non-cash charge to write-off the prepaid benefit cost recorded on the Company’s balance sheet. As of April 2, 2006, the recorded prepaid benefit cost was $41.2 million, of which $40.2 million related to the ABP Plan. The Company makes contributions to the Plans in amounts sufficient, on an actuarial basis, to fund at a minimum, the Plans’ normal cost on a current basis, and to fund the actuarial liability for past service costs in accordance with Department of Treasury regulations.

Net periodic pension cost (credit) for the Plans for the quarters ended April 2, 2006 and April 3, 2005 consisted of the following (in thousands):

	April 2, 2006	April 3, 2005
Service cost	$1,550	$1,299
Interest cost	1,355	1,399
Expected return on plan assets	(2,039)	(1,818)
Amortization of prior service cost	(100)	(267)
Amortization of net loss	940	776

Net periodic pension cost	$1,706	$1,389

The Company expects to contribute a maximum $10 million to the Plans in 2006. As of April 2, 2006, no contributions have been made.

NOTE 11 CHANGES IN SHAREHOLDERS’ EQUITY

On March 29, 2006, the Company completed its initial public offering (“IPO”) of Tim Hortons Inc. (“THI”), the parent company of the business reported as the Hortons segment. A total of 33.4 million shares were offered at an initial per share price of $23.162 ($27.00 Canadian). The gross proceeds of $769.2 million were offset by $52.3 million in underwriter and other third party costs with all such costs except $5.4 million paid as of April 2, 2006. As a result of the IPO, the Company recorded a $716.9 million increase to capital in excess of stated value. The shares sold in the IPO represent 17.25% of total THI shares issued and outstanding and the Company retains the remaining 82.75% of THI shares. As such, the Company recorded $0.5 million in minority interest expense for the quarter ended April 2, 2006 and a $140.8 million minority interest liability, both of which are separately displayed on the Consolidated Condensed Statements of Income and Consolidated Condensed Balance Sheets, respectively. The IPO was reflected as an increase to capital in excess of total value in accordance with SAB No. 51, “Accounting for Sales of Stock of a Subsidiary”, because the Company expects to ultimately spin-off or otherwise distribute the remaining THI shares it holds.

In January 2006, 3.75 million common shares were repurchased under an accelerated share repurchase (“ASR”) transaction for an initial value of $207.0 million. The initial price paid per share as part of the ASR transaction was $55.21. The repurchased shares were also subject to a future contingent-purchase price adjustment based upon the weighted average repurchase price during the period through March 23, 2006. The ASR agreement included the option to settle the contract in cash or shares of the Company’s common stock and, accordingly, the contract was treated as an equity transaction. In March 2006, the contingent purchase price adjustment was determined to be $13.1 million and was paid by the Company. The total purchase price of $220.1 million was reflected in the treasury stock component of shareholders’ equity in the first quarter of 2006.

NOTE 12 INCOME TAXES

The effective income tax rate for the quarter ended April 2, 2006 was 11.4%, compared to 35.5% for the quarter ended April 3, 2005. This variance between periods includes the first quarter 2006 reversal of $5.0 million in Canadian withholding taxes that are no longer expected to be paid compared to $1.1 million accrued for Canadian withholding taxes for the quarter ended April 3, 2005. The Canadian withholding taxes had been accrued for intercompany cross-border dividends that are no longer expected to be paid as a result of the Hortons’ IPO and related capital restructuring. The first quarter 2006 effective tax rate was also favorably impacted by $3.8 million in permanent differences for fair value losses on certain foreign currency forward contracts (see Note 5) that are deductible for tax purposes but did not impact net income of the Company because they were highly effective hedges. The effective tax rate was also favorably impacted by $2.0 million in deferred state income taxes previously accrued that are no longer expected to be paid due to other favorable treatments related to Canadian distributions and was also lower due to a growing portion of the Company’s pretax income being derived from Canada (at a lower tax rate).

NOTE 13 DEBT

On March 1, 2006, the Company entered into a new $200 million unsecured revolving credit facility, which expires on March 1, 2008 and which replaced the Company’s previous $200 million revolving credit facility entered into in 2003. The new revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio, and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The Company was in compliance with these covenants as of April 2, 2006. The Company is charged interest on advances that varies based on the type of advance utilized by the Company, which is either an alternate base rate (greater of prime or Federal funds plus 0.5%) or a rate based on LIBOR plus a margin that varies based on the Company’s debt rating at the time of the advance. The Company is also charged a facility fee based on the total credit facility. This fee varies from 0.07% to 0.20% based on the Company’s debt rating. As of April 2, 2006, no amounts under this credit facility were drawn.

In the first quarter of 2006, $35.0 million in commercial paper was issued and repaid.

On February 28, 2006, Hortons entered into an unsecured five-year senior bank facility with a syndicate of Canadian and U.S. financial institutions that comprises a $300 million Canadian dollar term-loan facility; a $200 million Canadian dollar revolving credit facility (which includes $15 million in overdraft availability); and a $100 million U.S. dollar revolving credit facility (together referred to as the “senior bank facility”). The senior bank facility matures on February 28, 2011. The term-loan facility bears interest at a variable rate per annum equal to Canadian prime rate or alternatively, Hortons’ may elect to borrow by way of Bankers’ Acceptances (or loans equivalent thereto) plus a margin.

The Hortons Canadian and U.S. dollar revolving credit facilities are undrawn and are available for general corporate purposes. The new Canadian revolving credit facility replaced the existing $25 million Canadian dollar facility except for approximately $5 million used to support standby letters of credit which will remain in place until expiration of the respective letters of credit. Hortons will incur commitment fees based on the revolving credit facilities, whether used or unused. The fees vary according to the Hortons’ leverage ratio and, as of April 2, 2006, equal 0.15% of the facility amount. Advances under the Canadian revolving credit facility bear interest at a variable rate per annum equal to the Canadian prime rate or alternatively, Hortons may elect to borrow by way of either Bankers’ Acceptances or LIBOR, plus a margin. Advances under the U.S. revolving credit facility bear interest at a rate per annum equal to the U.S. prime rate or LIBOR plus a margin.

On February 28, 2006, Hortons entered into an unsecured non-revolving $200 million Canadian dollar bridge loan facility. As of April 2, 2006, $200 million Canadian dollars was outstanding under this bridge loan facility. The bridge loan facility bears interest at Bankers’ Acceptances plus a margin. Hortons bridge loan facility was repaid on May 3, 2006. The bridge loan facility and the senior bank facility are obligations of Hortons (and not of the entire Company) and contain various covenants which, among other things, require the maintenance by Hortons of two financial ratios — a consolidated maximum total debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio and a minimum fixed charge coverage ratio. Hortons was in compliance with these ratios as of April 2, 2006. The senior bank facility and bridge loan facility contain certain covenants that limit the ability of Hortons to incur indebtedness, create liens, merge with other entities, sell assets, make restricted payments, make certain investments, loans, advances or acquisitions, change the nature of its business, enter into transactions with affiliates and restrict dividends or enter into certain restrictive agreements.

In connection with the senior bank facility and the bridge loan facility, Hortons incurred financing costs of $1.7 million Canadian, which will be deferred and amortized over the terms of each facility to which the costs relate.

In connection with the term-loan facility, Hortons entered into a $100 million Canadian dollar interest rate swap on March 1, 2006 to help manage its exposure to interest rate volatility. By entering into the interest rate swap, Hortons agreed to receive interest at a variable rate and pay interest at a fixed rate. The interest rate swap essentially fixed the interest rate on one third of the $300 million Canadian dollar term loan facility to 5.175% and matures on February 28, 2011. The interest rate swap is considered to be a highly effective cash flow hedge according to criteria specified in SFAS No. 133— “Accounting for Derivative Instruments and Hedging Activities”.

On April 24, 2006, with an effective date of February 28, 2006, Hortons entered into an amendment of its senior bank facility. Also on April 24, 2006, with an effective date of February 28, 2006, Hortons entered into an amendment of its bridge loan facility. Each of these amendments correct, on substantially similar terms, a drafting error in the original agreements by revising the timing of the application of the debt covenant thresholds to be consistent with the period during which Hortons is permitted to repay certain intercompany debt. These corrected terms reflect the terms that had been agreed to by the parties prior to the effective dates of the original agreements. No additional changes have been made to the credit facilities. Lender approval has been obtained for both amendments, with no additional fees (other than the payment of customary expenses incurred in connection with the drafting of the amendments) to Hortons or any of its subsidiaries as a result of the amendments.

NOTE 14 OTHER INCOME, NET

The following represents the components of other income, net on the Consolidated Condensed Statements of Income for each of the periods presented (in thousands):

	April 2, 2006	April 3, 2005
Equity investment income	$(5,411)	$(4,219)
Net gain from property dispositions	(4,792)	(371)
Other, net	1,623	622

Other income, net	$(8,580)	$(3,968)

NOTE 15 OTHER ACCRUED EXPENSES

Included in other accrued expenses was $21.7 million and $32.8 million related to gift certificates at April 2, 2006 and January 1, 2006, respectively.

NOTE 16 SUBSEQUENT EVENT

In connection with his decision to retire from the Company, on April 17, 2006, the Company entered into a Retirement Agreement (the “Agreement”) with John T. Schuessler, its Chairman of the Board, Chief Executive Officer and President. Pursuant to the terms of the Agreement, Mr. Schuessler’s retirement was effective on April 17, 2006 and he agreed to serve as a consultant to the Company through April 17, 2008. He also agreed to confidentiality and non-compete provisions and other customary terms through April 17, 2008.

Under the Agreement, Mr. Schuessler is entitled to (i) $3.0 million, payable in installments through April 17, 2008, (ii) a cash payment that Mr. Schuessler would be entitled to be paid pursuant to the Company’s Senior Executive Annual Performance Plan in accordance with the performance objectives adopted by the Company’s Compensation Committee on March 17, 2006, if he were still employed by the Company on the payment date for awards under that Plan, but only to the extent that the amount payable exceeds $0.9 million, (iii) execute previously granted stock options and vesting of previously granted restricted shares pursuant to the pre-existing retirement provisions of the Company, (iv) participate in the Company’s group health insurance plan for a period not to exceed seven and one half years following April 17, 2006, and (v) receive all benefits accrued for his account as of April 17, 2006, under the Company’s retirement plans. The Company will not be required to make any contribution to its retirement plans for or on behalf of Mr. Schuessler after April 17, 2006.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Wendy’s International, Inc. and subsidiaries (the “Company”) delivered first quarter revenues of $931.5 million, an increase of 4.2% over the prior year. Compared to the prior year first quarter, diluted earnings per common share (“EPS”) were $0.01 lower at $0.44 and net income declined slightly from $51.3 million to $51.2 million. Overall, Tim Hortons (“Hortons”) operating results improved due to strong average same-store sales and continued growth in system-wide restaurants, while Wendy’s operating results declined primarily due to lower domestic average same-store sales and $15.0 million in incremental advertising expense. First quarter 2006 EPS benefited $0.12 due to a lower effective tax rate, primarily due to tax benefits related to distributions from the Company’s Canadian subsidiaries to the U.S. and permanent book and tax differences for losses on foreign currency hedge contracts. These tax benefits are not expected to impact future quarters. First quarter 2006 EPS also benefited from changes in the Canadian dollar exchange rate by approximately $0.03 compared to the first quarter of 2005. Also in the first quarter 2006, the Company completed an initial public offering (“IPO”) of 17.25% of Tim Hortons for $716.9 million, net of issuance costs. Hortons also entered into a senior bank facility and a bridge loan facility whereby Hortons borrowed $500 million in Canadian dollars in the first quarter 2006. In May 2006, Hortons repaid the $200 million Canadian dollar bridge loan facility entered into in the first quarter 2006.

Average same-store sales results as a percentage change for the quarter versus prior year are listed in the table below and show average same-store sales improved in the first quarter 2006 at company operated and franchised Hortons restaurants, but declined at Wendy’s and Baja Fresh. Average same-store sales is a key indicator of the profitability of the Company’s brands. Franchisee operations are not included in the Company’s financial statements; however, franchisee sales result in royalties and some rental income which are included in the Company’s franchise revenues.

	Quarter Ended April 2, 2006	Quarter Ended April 3, 2005
Wendy’s U.S. Company	(4.8)%	(2.2)%
Wendy’s U.S. Franchise	(5.2)%	(1.0)%
Hortons - Canada(1)	8.7%	5.8%
Hortons - U.S.(1)	9.8%	7.7%
Baja Fresh U.S.(1)	(3.7)%	(6.1)%

(1)	Amounts include both company operated and franchised restaurants.

The increase in the Company’s revenues includes continued growth in the number of franchisee and company operated restaurants. Total franchisee and company operated restaurants increased 2.2% from the end of the first quarter 2005. The increase in the number of restaurants primarily relates to Wendy’s domestic and Hortons’ operations. A summary of systemwide restaurants by brand is included on page 33.

OPERATING INCOME

Total operating income (equal to income, before income taxes and interest - see chart on page 20) for the Company decreased $23.0 million, or 25.6%, compared to the first quarter of 2005. The primary driver of the decrease in reportable segment operating income and total operating income as a percent of sales was the decline in Wendy’s operating margin from 7.5% in 2005 to 2.1% in 2006. Hortons’ operating income increase of $13.4 million, or 21.4%, was primarily driven by increases in average same-store sales, a stronger Canadian dollar and the continued development of new restaurants. Operating income for Wendy’s declined $32.2 million, or 73.2%, primarily due to lower domestic average same-store sales and $15.0 million of expense related to a special contribution to the Wendy’s National Advertising Program (“WNAP”). Operating income as a percent of revenues from the Company’s reportable segments decreased from 11.5% in 2005 to 8.9% in 2006. The lower average same-store sales significantly impacted Wendy’s operating margin because many restaurant costs are fixed or semi-fixed. Corporate charges, included as part of total operating income but not allocated to reportable segments, increased $3.2 million primarily due to $2.2 million in professional fees and $1.4 million in Hortons IPO costs expensed in the first quarter of 2006.

OPERATING INCOME

(in thousands)

	Quarter Ended				Change From Prior Year
	April 2, 2006	% of Revenues	April 3, 2005	% of Revenues	Dollars	Percentage
Wendy’s	$11,782	2.1%	$43,938	7.5%	$(32,156)	(73.2)%
Hortons	75,954	23.8%	62,544	24.5%	13,410	21.4%
Developing Brands*	(4,466)	(9.3)%	(3,455)	(6.9)%	(1,011)	(29.3)%

	83,270	8.9%	103,027	11.5%	(19,757)	(19.2)%
Corporate**	(16,458)		(13,215)		(3,243)

Total Operating Income	$66,812	7.2%	$89,812	10.0%	$(23,000)	(25.6)%

*	Developing Brands includes Baja Fresh and Cafe Express.
**	Corporate charges include certain overhead costs which are not allocated to individual segments.

RESULTS OF OPERATIONS

Revenues for the current quarter as compared to the prior year were as follows:

REVENUES

(in thousands)

	Quarter Ended				Change From Prior Year
	April 2, 2006	% of Total	April 3, 2005	% of Total	Dollars	Percentage
Retail sales
Wendy’s	$499,231	66.2%	$514,034	70.9%	$(14,803)	(2.9)%
Hortons	208,200	27.6%	162,144	22.4%	46,056	28.4%
Developing Brands*	46,316	6.2%	48,369	6.7%	(2,053)	(4.2)%

	$753,747	100.0%	$724,547	100.0%	$29,200	4.0%

Franchise revenues
Wendy’s	$65,242	36.7%	$74,832	44.1%	$(9,590)	(12.8)%
Hortons	110,823	62.3%	92,745	54.7%	18,078	19.5%
Developing Brands*	1,708	1.0%	2,049	1.2%	(341)	(16.6)%

	$177,773	100.0%	$169,626	100.0%	$8,147	4.8%

Total revenues
Wendy’s	$564,473	60.6%	$588,866	65.9%	$(24,393)	(4.1)%
Hortons	319,023	34.2%	254,889	28.5%	64,134	25.2%
Developing Brands*	48,024	5.2%	50,418	5.6%	(2,394)	(4.7)%

	$931,520	100.0%	$894,173	100.0%	$37,347	4.2%

*	Developing Brands includes Baja Fresh and Cafe Express.

WENDY’S

Retail Sales

Total Wendy’s retail sales include sales from company operated Wendy’s restaurants in the U.S., Canada, two restaurants located outside of North America and sales of sandwich buns from Wendy’s bun baking facilities to Wendy’s franchisees. Franchise sales are not included in reported retail sales. Of the total Wendy’s retail sales shown in the above tables, domestic Wendy’s retail sales represented approximately 88% in each quarter, with the remainder being primarily Wendy’s of Canada. The decrease in 2006 primarily represents lower average same-store sales at domestic company operated restaurants. Total Wendy’s company operated restaurants open at April 2, 2006 and April 3, 2005 were 1,468 and 1,491, respectively.

The following table summarizes various restaurant statistics for U.S. company operated Wendy’s restaurants for the quarters ended April 2, 2006 and April 3, 2005:

	Quarter Ended
	April 2, 2006	April 3, 2005
Average same-store sales decrease	(4.8)%	(2.2)%
Decrease in average number of transactions	(4.6)%	(3.9)%
(Decrease) increase in average check	(0.3)%	1.7%
Increase in selling prices	0.5%	1.5%
Company operated restaurants open	1,313	1,332

Franchise Revenues

Total Wendy’s franchise revenues primarily consist of royalty income from franchisees, rental income from properties leased to franchisees, gains from the sales of properties to franchisees and franchise fees. Franchise fees cover charges for various costs and expenses related to establishing a franchisee’s business. Of the total reported Wendy’s franchise revenues, domestic Wendy’s represented more than 88% in the first quarter of both 2006 and 2005, while the remainder primarily represented Wendy’s of Canada. Total Wendy’s franchise restaurants open at April 2, 2006 and April 3, 2005 were 5,277 and 5,208, respectively.

The decrease in Wendy’s franchise revenues in 2006 primarily reflects average same-store sales decreases in franchise restaurants, $4.2 million in lower rental income due to fewer properties being leased to franchisees and $2.1 million in higher reserves for franchise receivables. The lower rental income is principally due to the sale in 2005 of 171 sites previously leased to franchisees.

The following table summarizes various restaurant statistics for U.S. franchise Wendy’s restaurants for the quarters ended April 2, 2006 and April 3, 2005:

	Quarter Ended
	April 2, 2006	April 3, 2005
Average same-store sales decrease	(5.2)%	(1.0)%
Franchise restaurants open	4,704	4,628

HORTONS

The significant majority of Hortons operations are in Canada. The strengthening of the Canadian dollar in 2006 versus 2005 increased amounts reported in U.S. dollars from Hortons on average by approximately 6% in the first quarter.

Retail Sales

The increase in Hortons’ retail sales includes the strengthening of the Canadian dollar which accounted for approximately $11 million of the Hortons’ $46.1 million retail sales increase in 2006. The remaining increase in retail sales primarily reflected higher distribution sales. Excluding the impact of currency, total Hortons’ distribution sales increased $32.1 million and includes average same-store sales growth, an increase in the number of Hortons’ franchised restaurants serviced and $4.5 million in higher coffee sales as a result of the rising cost of unroasted coffee beans which has, in part, been passed on to franchisees.

Franchise Revenues

The increase in Hortons’ franchise revenues over the prior year includes the strengthening of the Canadian dollar which accounted for approximately $6 million of the $18.1 million increase. Excluding the impact of the stronger Canadian dollar, Hortons’ rents and royalties increased a combined $11.3 million primarily reflecting positive average same-store sales growth in Hortons’ franchise restaurants and an increase in the number of franchise restaurants open. At April 2, 2006, total Hortons restaurants franchised were 2,805 versus 2,638 at April 3, 2005.

DEVELOPING BRANDS

Developing Brands includes Baja Fresh and Cafe Express.

Retail Sales

The decrease in retail sales in 2006 for Developing Brands primarily reflects an average same-store sales decrease of 4.5% for Baja Fresh company operated units. At April 2, 2006 and April 3, 2005, total Baja Fresh company operated restaurants open were 143 and 146, respectively, and there were 19 Cafe Express restaurants open in both years.

Franchise Revenues

Baja Fresh comprises all of the Developing Brands franchise revenues as Cafe Express does not have franchised restaurants. The decrease in franchise revenues versus the prior year was primarily due to an average same-store sales decrease at franchise restaurants of 2.9% and lower franchise fees due to fewer store openings. There were 156 Baja Fresh franchise restaurants at April 2, 2006 compared to 154 at April 3, 2005.

COST OF SALES, COMPANY RESTAURANT OPERATING COSTS, AND OPERATING COSTS

(in thousands)

	Quarter Ended				Change From Prior Year
	April 2, 2006	% of Total	April 3, 2005	% of Total	Dollars	Percentage
Cost of sales
Wendy’s	$315,519	62.4%	$323,583	67.7%	$(8,064)	(2.5)%
Hortons	162,106	32.0%	124,824	26.1%	37,282	29.9%
Developing Brands*	28,183	5.6%	29,508	6.2%	(1,325)	(4.5)%

	$505,808	100.0%	$477,915	100.0%	$27,893	5.8%

Company restaurant operating costs
Wendy’s	$149,698	85.2%	$144,589	85.2%	$5,109	3.5%
Hortons	8,851	5.0%	7,856	4.6%	995	12.7%
Developing Brands*	17,164	9.8%	17,225	10.2%	(61)	(0.4)%

	$175,713	100.0%	$169,670	100.0%	$6,043	3.6%

Operating costs
Wendy’s	$19,811	32.8%	$4,883	13.5%	$14,928	305.7%
Hortons	40,540	67.2%	31,299	86.5%	9,241	29.5%
Developing Brands*	0	0.0%	0	0.0%	0	0.0%

	$60,351	100.0%	$36,182	100.0%	$24,169	66.8%

*	Developing Brands includes Baja Fresh and Cafe Express.

WENDY’S

Cost of Sales

Wendy’s cost of sales includes food, paper and labor costs for company operated restaurants and the cost of goods sold to franchisees from Wendy’s bun baking facilities. Wendy’s domestic company operated restaurant cost of sales comprise approximately 87% of Wendy’s total cost of sales in the first quarter of each year, with the remainder primarily representing Wendy’s of Canada.

Domestic Wendy’s company operated restaurant cost of sales increased to 62.7% of domestic Wendy’s company restaurant retail sales in first quarter 2006, compared to 62.5% in first quarter 2005. Domestic Wendy’s labor costs were 29.1% of domestic Wendy’s company restaurant retail sales in first quarter 2006, compared with 27.8% in first quarter 2005, primarily reflecting the de-leveraging impact of 2006 lower domestic average same-store sales. The Company continues to control labor costs by adherence to its labor guidelines and store-level productivity programs.

Domestic Wendy’s food costs, as a percent of domestic Wendy’s company restaurant retail sales, decreased 1.0% in first quarter 2006 versus 2005. The decrease primarily reflects lower beef costs, a selling price increase of 0.5% and favorable impacts from sales mix changes.

Company Restaurant Operating Costs

Wendy’s company restaurant operating costs include costs necessary to manage and operate restaurants, except cost of sales and depreciation. In both the first quarter of 2006 and 2005, domestic Wendy’s company restaurant operating costs comprise over 90% of Wendy’s total company restaurant operating costs, with the remainder primarily representing Wendy’s of Canada.

The $5.1 million increase in Wendy’s company restaurant operating costs over 2005 primarily reflects $3.0 million in higher utilities and approximately $0.8 million due to the strengthening of the Canadian dollar. As a percentage of retail sales, the first quarter 2006 was 1.9% higher than 2005. The higher percentage in 2006 primarily reflects the de-leveraging impact of 2006 lower domestic average same-store sales.

Operating Costs

Wendy’s operating costs were $14.9 million higher than the prior year, primarily reflecting $15.0 million of expense related to a special contribution to WNAP. Wendy’s operating costs also include rent expense and other costs related to properties subleased to franchisees and costs related to operating and maintaining Wendy’s bun baking facilities.

HORTONS

Cost of Sales

Hortons’ cost of sales includes food, paper and labor costs for company operated restaurants, and the cost of goods sold to franchisees from Hortons’ distribution warehouses. The increase in Hortons’ cost of sales includes the strengthening of the Canadian dollar which accounted for approximately $9 million of the $37.3 million increase in 2006. Excluding the impact of the stronger Canadian dollar, distribution cost of sales increased $24.8 million to $141.5 million in 2006, and includes additional sales to franchisees due to higher average sales per restaurant, an increased number of restaurants serviced and $4.5 million in higher coffee cost of sales as a result of the rising cost of unroasted coffee beans. Cost of sales for company operated units and restaurants consolidated according to Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”) increased $4.7 million, primarily reflecting a higher number of restaurants consolidated under FIN 46R.

Restaurant Operating Costs

Hortons’ company restaurant operating costs include costs necessary to manage and operate Canadian and U.S. restaurants, except cost of sales and depreciation. Hortons’ company restaurant operating costs increased over the prior year primarily due to additional restaurants consolidated according to FIN 46R and a stronger Canadian dollar.

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

The $9.2 million increase in Hortons’ operating costs in 2006 includes approximately $2 million related to the strengthening of the Canadian dollar. Excluding the impact of the stronger Canadian dollar, the cost of operating and maintaining the distribution warehouses increased $4.4 million due primarily to the opening of a larger distribution facility in Canada, fixed rent expense increased $2.1 million as a result of the growth in the number of properties leased and then subleased to franchisees and percentage rent increased as a result of increases in sales.

DEVELOPING BRANDS

Cost of Sales and Restaurant Operating Costs

Baja Fresh comprises the significant majority of both the total Developing Brands cost of sales and company restaurant operating costs. The decrease in 2006 Developing Brands cost of sales from 2005 primarily reflects an average same-store sales decrease in company operated restaurants of 4.5%.

CONSOLIDATED

General and Administrative Expenses

Consolidated general and administrative expenses increased $6.6 million, or 8.8%, to $82.5 million for the quarter. The first quarter increase includes $2.2 million in higher consulting fees, $1.4 million for certain IPO expenses, an approximate $1 million increase due to a stronger Canadian dollar and other general increases. These increases were partially offset by lower performance-based bonuses. As a percent of revenues, general and administrative expenses compared to prior year were .4% higher, at 8.9%, primarily reflecting the de-leveraging impact of a decline in domestic Wendy’s and Developing Brands average same-store sales.

Other Income, Net

Other income, net includes income from equity investments in joint ventures and other minority investments that are considered to be an integrated part of business operations and other amounts that are not directly derived from the Company’s primary businesses. Other amounts include expenses related to store closures, sales of properties to non-franchisees, asset write-offs and reserves for legal issues. Other income increased $4.6 million in first quarter 2006 versus 2005, primarily reflecting $4.4 million in additional pretax gains from the sale of Wendy’s real estate properties.

Interest Income

Interest income increased $2.9 million in first quarter 2006 versus 2005, primarily reflecting higher cash balances and more favorable interest rates.

Income Taxes

The effective income tax rate for the quarter ended April 2, 2006 was 11.4%, compared to 35.5% for the quarter ended April 3, 2005. This variance between periods includes the first quarter 2006 reversal of $5.0 million in Canadian withholding taxes that are no longer expected to be paid compared to $1.1 million accrued for Canadian withholding taxes for the quarter ended April 3, 2005. The Canadian withholding taxes had been accrued for intercompany cross-border dividends that are no longer expected to be paid as a result of the Hortons’ IPO and related capital restructuring. The first quarter 2006 effective tax rate was also favorably impacted by $3.8 million in permanent differences for fair value losses on certain foreign currency forward contracts that are deductible for tax purposes but did not impact net income of the Company because they were highly effective hedges. The effective tax rate was also favorably impacted by $2.0 million in deferred state income taxes previously accrued that are no longer expected to be paid due to other favorable treatments related to Canadian distributions and was also lower due to a growing portion of the Company’s pretax income being derived from Canada (at a lower tax rate). The reduced 2006 rate increased first quarter 2006 EPS $0.12 compared to the first quarter 2005. These tax benefits are not expected to impact future quarters.

COMPREHENSIVE INCOME

Other comprehensive income (expense) is primarily comprised of translation adjustments related to fluctuations in the Canadian dollar and activity related to the Company’s cash flow hedges. There was a slight weakening in the Canadian dollar from the beginning of the first quarter of 2006 to the end of the first quarter of 2006 and from the beginning of the first quarter of 2005 to the end of the first quarter of 2005. Offsetting the first quarter 2006 weakening in the Canadian dollar was a $2.3 million gain, net of taxes of $1.3 million, on the Company’s hedge of certain net investment positions. These gains are included in the first quarter 2006 translation adjustments component of other comprehensive income. At the end of the first quarter 2006, the Canadian exchange rate was $1.17 versus $1.16 at January 1, 2006. At the end of the first quarter 2005, the Canadian exchange rate was $1.22 versus $1.20 at January 2, 2005.

FINANCIAL POSITION

Overview

The Company generates considerable cash flow each year from net income excluding depreciation and amortization. The main recurring requirement for cash is capital expenditures. The Company generally generates cash from operating activities in excess of capital expenditure requirements. Share repurchases are part of the ongoing financial strategy utilized by the Company, and normally these repurchases come from cash on hand and the cash provided by option exercises. Longer term, both the cash provided from option exercises and the cash used for share repurchases should decrease as the Company implements its equity compensation program which features restricted stock and restricted stock units (“restricted shares”). The Company increased its dividend payment rate by 12.5% in the first quarter of 2005 and 25% in the third quarter of 2005, after increasing the rate by 100% in 2004.

The Company maintains a strong balance sheet and financial flexibility in order to meet the Company’s strategic objectives. Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt as BBB- and Baa3, respectively. The Company currently has a $500 million shelf registration and $200 million line of credit, both of which are unused. The Company also has a commercial paper program, under which $35.0 million was borrowed and repaid during the quarter ended April 2, 2006.

On February 28, 2006, Hortons entered into an unsecured five-year senior bank facility with a syndicate of Canadian and U.S. financial institutions that comprises a $300 million Canadian dollar term-loan facility; a $200 million Canadian dollar revolving credit facility (which includes $15 million in overdraft availability); and a $100 million U.S. dollar revolving credit facility. In addition, on February 28, 2006, Hortons entered into an unsecured non-revolving $200 million Canadian dollar bridge loan facility that was fully repaid on May 3, 2006.

On March 29, 2006, the Company completed an IPO of Tim Hortons Inc. (“THI”), the parent company of the business reported as the Hortons’ segment. Total shares of 33.4 million were offered at an initial per share price of $23.162 ($27.00 Canadian). The shares sold in the IPO represent 17.25% of total THI shares issued and outstanding.

Comparative Cash Flows

In the first quarter of 2006, the Company used cash from operations in the amount of $25.6 million and in the prior year quarter, cash provided from operations was $65.8 million. The 2006 decrease was primarily due to lower earnings by the Wendy’s brand, higher tax payments of $35.6 million, tax benefits of $11.1 million related to equity award grants which were reclassified from cash from operations to financing activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” and decreases in working capital related to the timing of receipts and disbursements. In addition, the Company paid $13.1 million to settle certain forward currency contracts that were entered into in the third quarter 2005.

Net cash used in investing activities totaled $39.2 million in first quarter 2006 compared to $74.8 million in 2005. The $35.6 million decrease in net cash used in 2006 includes an increase in proceeds from property dispositions of $28.4 million due to the disposition of 36 company operated Wendy’s restaurants and the sale of other properties to third parties and franchisees. In addition, capital expenditures decreased by $10.9 million primarily due to lower Wendy’s store development, partially offset by increased expenditures by Hortons Canada relating to the new distribution warehouse. Payments received on notes receivable decreased $3.7 million versus 2005, primarily reflecting the payoff of a franchisee note in the amount of $3.5 million in first quarter 2005.

Financing activities provided cash of $979.3 million in the first quarter of 2006 compared to cash used of $26.9 million in 2005. The increase in 2006 includes proceeds of $722.3 million related to the Hortons’ IPO, Hortons’ proceeds from the issuance of debt, net of issuance costs, of $438.6 million and an increase of $43.3 million relating to a higher number of employee stock option exercises, including stock-based compensation tax benefits. Offsetting these increases were higher outflows of $218.4 million relating to the repurchase of the Company’s common stock and higher dividend payments of $4.5 million, reflecting a 25% increase in the Company’s dividend rate over the third quarter of 2005. First quarter 2006 commercial paper borrowings of $35.0 million were repaid in the first quarter 2006.

Liquidity and Capital Resources

Cash flow from operations, cash and investments on hand, possible asset sales, cash available through existing revolving credit agreements, cash from the Hortons’ IPO and through the possible issuance of securities should provide for the Company’s projected short-term and long-term cash requirements, including cash for capital expenditures, potential share repurchases, dividends, repayment of debt, future acquisitions of restaurants from franchisees or other corporate purposes.

In January 2006, the Company acquired 3.75 million shares in an accelerated share repurchase (“ASR”) for an initial value of $207.0 million or $55.21 per share. The initial price paid under the accelerated share repurchase agreement was subject to a future contingent-purchase price adjustment based on the weighted average repurchase price through March 23, 2006. As a result of the contingent-purchase price adjustment, the Company paid in the first quarter of 2006 an additional $13.1 million to settle the ASR. As of April 2, 2006, approximately $900 million remained under the common share repurchase authorization as approved by the Company’s Board of Directors, including an additional $1 billion authorization in the third quarter of 2005. Since 1998 and through April 2, 2006, the Company has repurchased 46.2 million common and other shares exchangeable into common shares for approximately $1.3 billion. In the last five years, the Company has returned more than $1 billion to shareholders in the form of share repurchase and dividends.

The Company has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to issue up to $500 million of securities. No securities under this filing have been issued. On March 1, 2006, the Company entered into a new $200 million unsecured revolving credit facility, which expires on March 1, 2008 and which replaced the Company’s previous $200 million revolving credit facility entered into in 2003. The new revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio, and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The Company’s Senior Notes and debentures also have limits on liens that can be placed on the Company’s assets and limits on sale leaseback transactions. At April 2, 2006, the Company was in compliance with its covenants under the revolving credit facility and the limits of its Senior Notes and debentures. The Company also has a commercial paper program, of which none was outstanding at April 2, 2006.

On February 28, 2006, Hortons entered into an unsecured five-year senior bank facility with a syndicate of Canadian and U.S. financial institutions that comprises a $300 million Canadian dollar term-loan facility; a $200 million Canadian dollar revolving credit facility (which includes $15 million in overdraft availability); and a $100 million U.S. dollar revolving credit facility (together referred to as the “senior bank facility”). The senior bank facility matures on February 28, 2011.

The Hortons’ Canadian and U.S. dollar revolving credit facilities are undrawn and are for general corporate purposes. The new Canadian revolving credit facility replaced the existing $25 million Canadian dollar facility except for approximately $5 million used to support standby letters of credit which will remain in place until expiration of the respective letters of credit. On February 28, 2006, Hortons entered into an unsecured non-revolving $200 million Canadian dollar bridge loan facility that was repaid on May 3, 2006. The bridge loan facility and the senior bank facility are obligations of Hortons (and not of the entire Company) and contain various covenants which, among other things, require the maintenance by Hortons of two financial ratios — a consolidated maximum total debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio and a minimum fixed charge coverage ratio. Hortons was in compliance with these ratios as of April 2, 2006. The senior bank facility and bridge loan facility also contain certain covenants that limit the ability of

Hortons to incur indebtedness, create liens, merge with other entities, sell assets, make restricted payments, make certain investments, loans, advances or acquisitions, change the nature of its business, enter into transaction with affiliates and restrict dividends or enter into certain restrictive agreements. On May 3, 2006, Hortons repaid the $200 million bridge facility entered into on February 28, 2006.

On April 24, 2006, with an effective date of February 28, 2006, Hortons entered into an amendment of its senior bank facility. Also on April 24, 2006, with an effective date of February 28, 2006, Hortons entered into an amendment of its bridge loan facility. Each of these amendments correct, on substantially similar terms, a drafting error in the original agreements by revising the timing of the application of the debt covenant thresholds to be consistent with the period during which Hortons is permitted to repay certain intercompany debt. These corrected terms reflect the terms that had been agreed to by the parties prior to the effective dates of the original agreements. No additional changes have been made to the credit facilities. Lender approval has been obtained for both amendments, with no additional fees (other than the payment of customary expenses incurred in connection with the drafting of the amendments) to Hortons or any of its subsidiaries as a result of the amendments.

In December 2005, the Company repaid the $100 million 6.35% Notes that were due December 15, 2005, using existing cash. The Company does not have future significant term-debt maturities until 2011. The Company believes it will be able to pay or refinance its debt obligations as they become due based on its strong financial condition and sources of cash described above.

Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt as BBB- and Baa3, respectively. The Company expects that the rating on its unsecured debt will be reviewed again as a result of the Hortons’ spin off, at which time the rating on the Company’s debt may decline further and no longer be considered investment grade. In the event the Company’s rating declines, the Company may incur an increase in borrowing costs and may not be able to access the capital markets through its commercial paper program. If the decline in the rating is significant, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include, among other things, sales and cost trends, the Company’s cash position, cash flow, capital expenditures, the Hortons’ spin-off and stability of earnings.

MANAGEMENT’S OUTLOOK

The Company’s priorities include leveraging the Company’s core assets, growing average same-store sales, improving store-level productivity to enhance margins, improving underperforming operations, developing profitable new restaurants and implementing new technology initiatives. Management intends to allocate resources to improve long-term return on assets and invested capital, and monitor its progress by tracking various metrics, including return on average assets, return on average equity and return on invested capital, as well as comparing to historical performance, the Company’s peers and other leading companies.

The Company intends to remain focused on established long-term operational strategies of exceeding customer expectations, fostering a performance-driven culture, delivering a balanced message of brand equity plus value in marketing, growing a healthy restaurant system and partnering finance with operations. The Company also expects to take steps to further enhance its emphasis on operational excellence and the needs of Wendy’s outstanding franchisees. The Company believes its success depends on providing everyday value, quality and variety, not price discounting. As a result, the Company provides a variety of menu choices and will continue to evaluate and introduce new products to meet the trends and desires of its customers. Management believes in reinvesting in its restaurants to maintain a fresh image, providing convenience for its customers and increasing the overall efficiency of restaurant operations. The goal of these strategies is to increase average sales over time, primarily through greater customer traffic in the restaurants. The Company intends to effectively manage corporate and field-level costs to control overall general and administrative expense. The Company has announced a target for annual cost savings of $100 million.

The Company also continues to execute its financial strategy announced in 2004 that includes a focus on a dividend policy, continued share repurchases, an equity-based compensation program for employees and directors that features restricted shares and stock ownership guidelines for Company officers. Beginning with the dividend paid on November 21, 2005, the Board of Directors authorized a 25% increase in the Company’s annual dividend payment rate per share from $.54 to $.68. On April 27, 2006, the Company announced that the Board of Directors had approved a quarterly dividend of $0.17, payable on May 22, 2006 to shareholders of record as of May 8, 2006. In an effort to further align employee and shareholder goals, the Company also established stock ownership guidelines which include requiring officers to hold Company stock and in-the-money stock options equal to their annual base salary, and the named executive officers, as established in the proxy statement, to hold Company stock and in-the-money stock options equal to three times their annual base salary.

In the long term, new restaurant development will continue to be important to the Company. The Company intends to grow responsibly, focusing on the markets with the best potential for sales and return on investment. A total of 57 new restaurants were opened in first quarter 2006. Current plans call for 305 to 355 new company and franchise restaurants to open in 2006, subject to the continued ability of the Company and its franchisees to complete permitting, comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. As a result of the recent underperformance at the Wendy’s brand, the Company has modified its Wendy’s 2006 store development goal from the previous range of 160 to 185 to a range of 120 to 145. Wendy’s will continue its investment in remodeling and maintenance of existing stores. The 2006 new restaurant opening outlook reflects a 31% to 43% decline in Wendy’s store openings versus 2005 and a 50% or more decline in Developing Brands versus 2005. The 2006 new store openings for Hortons is substantially in line with 2005. The new unit openings will be concentrated in the Wendy’s North America and Hortons Canada markets. First quarter development for 2006 and 2005 is summarized in the chart below:

	First Quarter 2006	First Quarter 2005	Full Year 2006 Outlook
Wendy’s	29	45	120 - 145
Hortons	27	23	180 - 200
Developing Brands	1	9	5 - 10

Totals	57	77	305 - 355

In addition to its other initiatives, the Company may also evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures that could add to the Company’s long-term earnings growth.

Resignation of Chief Executive Officer

In April the Company announced that the Board of Directors elected Kerrii B. Anderson as interim Chief Executive Officer and President of the Company and also elected long-time Board member James V. Pickett as its Chairman. These actions followed the decision of John T. Schuessler, the Company’s former Chairman and CEO, to retire from Wendy’s after more than 30 years with the organization. Ms. Anderson has served as Executive Vice President, Chief Financial Officer and a Board member since 2000. Mr. Pickett has been a Wendy’s director since 1982, has been its lead director and is Chairman of the Nominating and Corporate Governance Committee. The Board will retain a national firm to conduct a search for a permanent CEO.

Wendy’s

The Company has announced several initiatives intended to improve the profitability of the Wendy’s brand. These initiatives include:

•	Closing underperforming U.S. company operated restaurants that were negatively impacting profits and returns. In 2005, the Company closed 47 underperforming restaurants resulting in a pretax charge of $12.0 million. In the first quarter of 2006, the Company closed 4 underperforming restaurants resulting in a pretax charge of $0.1 million.

•	Improving restaurant level economics by driving increases in average same-store sales by more than 3% annually, focusing on improving restaurant level margins.

•	Pursuing the sale of owned sites that were leased to franchisees. In 2005, the Company completed the sale of 171 sites for approximately $164 million in cash proceeds and recorded a pretax gain of $62.7 million. In the first quarter of 2006, the Company sold 10 sites for approximately $11.9 million in net proceeds, recording a pretax gain of $4.2 million, and substantially completed its planned sales of leased sites.

•	Slowing new company store development, which has averaged approximately 70 units over the past four years, to a range of 35 to 40 beginning in 2006. The Company is adjusting its development plan due to rising real estate and building costs and margin pressure and to focus on improving restaurant level economics. Slowing new company store development is expected to reduce annual capital expenditures $20 million to $30 million. In the first quarter of 2006, the Company opened 9 new company restaurants.

•	Rebalancing the mix of U.S. and Canada company operated and franchised stores by pursuing the sale of certain stores to franchisees that are primarily in areas where it is not efficient for the Company to operate. Through these sales, the Company plans to lower the mix of U.S. company operated stores over the next two to three years from 22% to a range of 15-18%. As part of this initiative, in the first quarter 2006, the Company completed the sale of 39 company stores to franchisees.

•	Reducing costs in anticipation of a full spin-off of Hortons. The Company has announced a target for annual cost savings of $100 million, an increase over the $40 million to $60 million previously announced. The Company plans to begin implementing elements of the cost reduction program in the second half of 2006. Certain restructuring costs may be incurred as a result of this program.

Hortons

In March 2006, the Company completed the initial public offering of 17.25% of Tim Hortons’ shares and announced its intention to spin-off the remaining 82.75% of Hortons common stock that it owns by December 31, 2006. Factors leading to the decision to pursue a Hortons IPO and spin off include significant unit growth and average same-store sales improvements of more than 7% per year since 2000, Hortons’ improved ability to internally fund its growth, Hortons’ success with several vertical integration initiatives, including its par-baking initiative with its joint venture partner, and improved performance of the Hortons U.S. operations.

On April 27, 2006 the Company announced that it may effect the distribution of the Hortons shares as a spin-off, a split-off, or a combination of the two.

As of April 2, 2006 the Company reflected the 17.25% minority interest in its financial statements which will effectively reduce the Company’s net income by that amount.

Developing Brands

The Company’s Developing Brands segment consists of Baja Fresh and Cafe Express. Baja Fresh is in the Mexican segment of fast-casual restaurants and currently represents about 5% of the Company’s revenues. In March 2006, the Company announced it is exploring strategic alternatives for its Baja Fresh business. In 2004 and 2005, Baja Fresh was not profitable due primarily to declining average same-store sales. Similar to Baja Fresh, Cafe Express is an evolving concept targeting to improve its unit level economics and position itself for future growth. Currently, Cafe Express is not profitable.

2006 Earnings Guidance

The Company is not providing earnings guidance for 2006 as operating income and EPS will be very dependent on the performance of the Wendy’s brand, cost savings realized and potential related restructuring charges related to the Company’s reorganization, the timing of the planned spin-off of Hortons and the possible repurchase of common shares of the Company. Also, the Company anticipates making the remaining $10 million contribution, of the original $25 million commitment, to WNAP to support additional advertising in the second or third quarter 2006 which will be recorded as expense to the Company. Both the IPO and the planned spin-off of Hortons and recent increases in the Company’s dividend have been initiated to enhance total return to shareholders.

March 2006 Agreement

The Company entered into an agreement with Trian Fund Management, L.P. and affiliates and Sandell Asset Management Corp. and affiliates on March 2, 2006. Pursuant to the agreement, among other things, the Company agreed to use reasonable best efforts to (i) complete the spin-off of Hortons common stock as soon as practical, which is expected to occur by December 31, 2006; (ii) actively explore strategic alternatives with respect to Baja Fresh; (iii) intensify its focus on corporate cost reduction programs to reduce overhead and restaurant operating costs and improve operating profit margins; and (iv) explore the best practicable means of deploying excess cash resulting from the IPO of Hortons. The agreement is attached as Exhibit 10(v) to the Company’s 2005 Form 10-K.

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet” arrangements as of April 2, 2006 as that term is described by the SEC.

Application of Critical Accounting Policy

Prior to January 2, 2006, the Company used the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, because stock options granted prior to January 2, 2006 had no intrinsic value at date of grant, compensation expense related to stock options was recognized using the Black-Scholes method only when stock option awards were modified after the grant date. During the fourth quarter of 2005, the Company accelerated the vesting of all outstanding options, excluding those held by outside directors of the Company. Prior to January 2, 2006, compensation expense recognized related to restricted shares was measured based on the market value of the Company’s common stock on the date of grant. The Company generally satisfies share-based exercises and vesting through the issuance of new shares of Company stock. Restricted shares are generally net-settled with new Company shares withheld, and not issued, to meet the employee’s minimum statutory withholding tax requirements.

On January 2, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior period presented in this Form 10-Q has not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted shares is the same for APB Opinion No. 25 and SFAS No. 123R and because substantially all of the Company’s stock option grants were fully vested prior to January 2, 2006, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating income, pretax income or net income. In accordance with SFAS No. 123R, tax benefits received of $11.1 million related to equity award grants that are in excess of the tax benefits recorded on the Company’s Consolidated Condensed Statements of Income are classified as a cash inflow in the financing section of the Company’s Consolidated Condensed Statements of Cash Flows beginning in the first quarter of 2006. Also in accordance with SFAS No. 123R, the unearned compensation amount previously separately displayed under shareholders’ equity was reclassified during the first quarter of 2006 to capital in excess of stated value on the Company’s Consolidated Condensed Balance Sheets. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

The Company recorded $1.6 million ($1.0 million net of tax) and $1.9 million ($1.2 million net of tax) in stock compensation expense for the first quarter 2006 and 2005, respectively. As of April 2, 2006, total unrecognized compensation cost related to nonvested share-based compensation was $34.1 million and is expected to be recognized over a weighted-average period of 2.6 years.

MARKET RISK

With the exception of the items discussed herein, the Company’s exposure to various market risks remains substantially the same as reported as of January 1, 2006. The Company’s disclosures about market risk are incorporated herein by reference from pages 48 through 50 of the Company’s 2005 Annual Report on Form 10-K filed with the SEC on March 3, 2006.

Foreign Exchange Risk

In the third quarter of 2005, Hortons entered into forward currency contracts that matured in March 2006 to sell Canadian dollars and buy $427.4 million U.S. dollars to hedge the repayment of cross-border intercompany notes being marked-to-market beginning in the third quarter of 2005. Previously, the translation of these intercompany notes was recorded into comprehensive income, rather than in the Consolidated Condensed Statements of Income, in accordance with SFAS No. 52, “Foreign Currency Translation”. The fair value unrealized loss on these contracts as of January 1, 2006 was $3.2 million. On the maturity date of March 3, 2006, Hortons received $427.4 million from the counterparties and disbursed to the counterparties the U.S. dollar equivalent of $500.0 million Canadian, resulting in a net U.S. dollar cash flow of $13.1 million to the counterparties. Per SFAS 95, “Statement of Cash Flows,” the net U.S. dollar cash flow is reported in the net cash provided by operating activities line of the Consolidated Condensed Statement of Cash Flows for the quarter ended April 2, 2006. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, during the first quarter of 2006, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes and a $0.8 million gain was recognized as the ineffective portion of the foreign currency contracts.

In the fourth quarter of 2005, Hortons entered into forward currency contracts to sell Canadian dollars and buy $490.5 million U.S. dollars in order to hedge certain net investment positions in Canadian subsidiaries. The fair value unrealized loss on these contracts was $2.7 million, net of taxes of $1.7 million, and $5.0 million, net of taxes of $3.0 million, as of April 2, 2006 and January 1, 2006, respectively. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of other comprehensive income (expense) (see Note 4). No amounts related to these net investment hedges impacted earnings.

Interest Rate Risk

In connection with the term loan facility, Hortons entered into a $100 million Canadian dollar interest rate swap on March 1, 2006 to help manage its exposure to interest rate volatility. By entering into the interest rate swap, Hortons agreed to receive interest at a variable rate and pay interest at a fixed rate. The interest rate swap essentially fixed the interest rate on one third of the $300 million Canadian dollar term loan facility to 5.175% and matures on February 28, 2011. The interest rate swap is considered to be a highly effective cash flow hedge according to criteria specified in SFAS No. 133—“Accounting for Derivative Instruments and Hedging Activities”.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

SYSTEMWIDE RESTAURANTS

	As of April 2, 2006	As of January 1, 2006	Increase/(Decrease) From Prior Quarter	As of April 3, 2005	Increase/(Decrease) From Prior Year
Wendy’s U.S.
Company	1,313	1,345	(32)	1,332	(19)
Franchise	4,704	4,673	31	4,628	76

	6,017	6,018	(1)	5,960	57

Canada
Company	150	152	(2)	154	(4)
Franchise	230	225	5	230	0

	380	377	3	384	(4)

Other International
Company	5	5	0	5	0
Franchise	343	346	(3)	350	(7)

	348	351	(3)	355	(7)

Total Wendy’s
Company	1,468	1,502	(34)	1,491	(23)
Franchise	5,277	5,244	33	5,208	69

	6,745	6,746	(1)	6,699	46

Hortons U.S.
Company	63	62	1	67	(4)
Franchise	229	226	3	193	36

	292	288	4	260	32

Canada
Company	35	33	2	33	2
Franchise	2,576	2,564	12	2,445	131

	2,611	2,597	14	2,478	133

Total Hortons
Company	98	95	3	100	(2)
Franchise	2,805	2,790	15	2,638	167

	2,903	2,885	18	2,738	165

Baja Fresh U.S.
Company	143	142	1	146	(3)
Franchise	156	157	(1)	154	2

Total Baja Fresh	299	299	0	300	(1)

Cafe Express
Company	19	19	0	19	0

Total System
Company	1,728	1,758	(30)	1,756	(28)
Franchise	8,238	8,191	47	8,000	238

	9,966	9,949	17	9,756	210

RECENTLY ISSUED ACCOUNTING STANDARDS

No recently issued accounting standards will have a significant impact on the Company’s financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 32 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

(a)	The Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and General Controller, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and General Controller concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b)	During the first quarter of fiscal 2006, the Company completed the implementation of a new warehouse and inventory management system at Hortons’ Guelph distribution center.

Except for the preceding change, there was no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the Company’s repurchases of its common stock for the first quarter ended April 2, 2006:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Period 1 (January 2, 2006 – February 5, 2006)	3,750,000	$58.64	3,750,000	$907,309,101
Period 2 (February 6, 2006 – March 5, 2006)				$907,309,101
Period 3 (March 6, 2006 – April 2, 2006)				$907,309,101

Total	3,750,000	$58.64	3,750,000	$907,309,101

(1)	At the beginning of 2006, approximately $1.1 billion remained under the repurchase authorizations as approved by the Company’s Board of Directors in 2004 and 2005. All authorizations have no expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the Company’s shareholders was held April 27, 2006.

(b) The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director:

Director	For	Withheld
James V. Pickett	97,154,743	3,353,347
Thomas F. Keller	97,107,634	3,400,456
David P. Lauer	97,456,289	3,051,801
James F. Millar	97,237,142	3,270,948
Peter H. Rothschild	97,585,233	2,922,857

The following directors did not stand for reelection at the meeting (the year in which each director’s term expires is indicated in parenthesis): Janet Hill (2007), Paul D. House (2007), John R. Thompson (2007), J. Randolph Lewis (2007), Stuart I. Oran (2007), Kerrii B. Anderson (2008), William E. Kirwan (2008), Ann B. Crane (2008) and Jerry W. Levin (2008).

(c) The following table sets forth the brief description of the other matters voted on at the Annual Meeting and the number of votes cast for, against or abstaining from, as well as broker nonvotes on, the matter:

	For	Against	Abstain	Broker Nonvotes
Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2006	99,619,907	184,118	704,056	—

Adoption of a shareholder proposal regarding a policy to identify and label all food products containing genetically-engineered ingredients	11,976,566	56,100,485	6,401,918	26,029,121

Adoption of a shareholder proposal to have the Company issue a report regarding its policies and practices related to long-term social and environmental sustainability	26,152,005	42,256,381	6,070,588	26,029,116

ITEM 6. EXHIBITS

(a) Index to Exhibits on Page 38.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S INTERNATIONAL, INC.
(Registrant)

Date: May 11, 2006	/s/ Kerrii B. Anderson
Kerrii B. Anderson
President and
Chief Executive Officer

Date: May 11, 2006	/s/ Brendan P. Foley Jr.
Brendan P. Foley Jr.
Senior Vice President, General Controller and Assistant Secretary

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description	Page No.

10(a)	Retirement Agreement of John T. Schuessler dated April 17, 2006	39

10(b)	Sample Formula Restricted Stock Award Agreement	48

10(c)	Sample Formula Restricted Stock Unit Award Agreement	56

10(d)	Sample Stock Unit Award Agreement	61

10(e)	Sample 2006 Performance Share Award Agreement	67

10(f)	2003 Stock Incentive Plan, as amended and restated	75

10(g)	Amendment No. 1 to Senior Credit Facilities Agreement	Incorporated herein by reference from Exhibit 10(a) of Form 8-K filed April 27, 2006

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	98

31(b)	Rule 13a-14(a)/15d-14(a) Certification of General Controller	99

32(a)	Section 1350 Certification of Chief Executive Officer	100

32(b)	Section 1350 Certification of General Controller	101

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	102 – 103

The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instrument do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.