Form 10-Q
period 2006-07-02
WENDYS INTERNATIONAL INC
filed 2006-08-11
CIK 105668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No   ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2006
Common shares, $.10 stated value	117,670,000 shares
Exhibit index on page 42.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Pages
PART I: Financial Information

Item 1.	Financial Statements (Unaudited):

	Consolidated Condensed Statements of (Loss) Income for the quarter and year-to-date periods ended July 2, 2006 and July 3, 2005	3 - 4

	Consolidated Condensed Balance Sheets as of July 2, 2006 and January 1, 2006	5 - 6

	Consolidated Condensed Statements of Cash Flows for the year-to-date periods ended July 2, 2006 and July 3, 2005	7

	Notes to the Consolidated Condensed Financial Statements	8 - 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	39

PART II: Other Information

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 6.	Exhibits	40

	Signature	41

	Index to Exhibits	42

	Exhibit 31(a)	43
	Exhibit 31(b)	44
	Exhibit 32(a)	45
	Exhibit 32(b)	46
	Exhibit 99	47 - 48

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF (LOSS) INCOME

(Unaudited)

	(In thousands, except per share data)
	Quarter Ended July 2, 2006	Quarter Ended July 3, 2005
Revenues
Retail sales	$825,620	$770,508
Franchise revenues	204,536	180,514

	1,030,156	951,022

Costs and expenses
Cost of sales	539,538	505,535
Company restaurant operating costs	174,354	172,623
Operating costs	59,806	36,853
Depreciation of property and equipment	50,200	49,633
General and administrative expenses	81,602	73,221
Goodwill and intangible impairment charges	72,690	0
Other (income) expense, net	78,050	(3,567)

Total costs and expenses	1,056,240	834,298

Operating (loss) income	(26,084)	116,724
Interest expense	(14,767)	(11,330)
Interest income	14,866	1,335

(Loss) income before income taxes and minority interest	(25,985)	106,729
Income taxes	(9,186)	35,969
Tim Hortons Inc. minority interest	12,316	0

Net (loss) income	$(29,115)	$70,760

Basic (loss) earnings per common share	$(.25)	$.62

Diluted (loss) earnings per common share	$(.25)	$.61

Dividends per common share	$.17	$.135

Basic shares	116,861	114,555

Diluted shares	116,861	116,632

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	(In thousands, except per share data)
	Year-to-Date Ended July 2, 2006	Year-to-Date Ended July 3, 2005
Revenues
Retail sales	$1,579,367	$1,495,055
Franchise revenues	382,309	350,140

	1,961,676	1,845,195

Costs and expenses
Cost of sales	1,045,346	983,450
Company restaurant operating costs	350,067	342,293
Operating costs	120,157	73,035
Depreciation of property and equipment	99,132	98,351
General and administrative expenses	164,086	149,065
Goodwill and intangible impairment charges	72,690	0
Other (income) expense, net	69,470	(7,535)

Total costs and expenses	1,920,948	1,638,659

Operating income	40,728	206,536
Interest expense	(27,366)	(22,864)
Interest income	19,004	2,524

Income before income taxes and minority interest	32,366	186,196
Income taxes	(2,532)	64,180
Tim Hortons Inc. minority interest	12,781	0

Net income	$22,117	$122,016

Basic earnings per common share	$.19	$1.07

Diluted earnings per common share	$.19	$1.06

Dividends per common share	$.34	$.27

Basic shares	115,791	113,642

Diluted shares	117,082	115,612

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	(Dollars in thousands)
	July 2, 2006	January 1, 2006
ASSETS
Current assets
Cash and cash equivalents	$1,230,331	$393,241
Accounts receivable, net	162,547	138,999
Notes receivable, net	12,906	11,746
Deferred income taxes	69,380	29,043
Inventories and other	77,754	62,868
Advertising fund restricted assets	59,958	53,866
Assets held for disposition	20,810	66,803

	1,633,686	756,566

Property and equipment	3,519,691	3,421,354
Accumulated depreciation	(1,187,447)	(1,095,466)

	2,332,244	2,325,888

Notes receivable, net	16,019	14,796
Goodwill	81,868	128,808
Deferred income taxes	4,745	6,623
Intangible assets, net	14,790	41,757
Other assets	172,848	165,880

	$4,256,200	$3,440,318

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	(Dollars in thousands)
	July 2, 2006	January 1, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$149,425	$188,481
Accrued expenses:
Salaries and wages	49,691	51,184
Taxes	70,866	116,920
Insurance	56,805	58,147
Other	98,331	90,263
Advertising fund restricted liabilities	71,576	68,929
Current portion of long-term obligations	9,698	9,428

	506,392	583,352

Long-term obligations
Term debt	835,049	559,097
Capital leases	58,732	56,736

	893,781	615,833

Deferred income taxes	42,746	78,206
Other long-term liabilities	109,803	104,338
Commitments and contingencies
Minority interest in Tim Hortons Inc.	155,246	0
Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share,
Authorized: 200,000,000 shares,
Issued: 129,043,000 and 125,490,000 shares, respectively	12,904	12,549
Capital in excess of stated value	1,081,100	405,588
Retained earnings	1,840,224	1,858,743
Accumulated other comprehensive income (expense):
Cumulative translation adjustments and other	129,832	115,252
Pension liability	(1,096)	(1,096)

	3,062,964	2,391,036
Treasury stock at cost:
11,431,000 and 7,681,000 shares, respectively	(514,732)	(294,669)
Unearned compensation – restricted stock	0	(37,778)

	2,548,232	2,058,589

	$4,256,200	$3,440,318

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	(In thousands)
	Year-to-Date Ended July 2, 2006	Year-to-Date Ended July 3, 2005
Net cash provided by operating activities	$76,419	$163,444

Cash flows from investing activities
Proceeds from property dispositions	48,533	16,193
Capital expenditures	(136,474)	(155,752)
Acquisition of franchises	(875)	(2,851)
Principal payments on notes receivable	2,559	6,873
Investments in joint venture and other investments	(757)	(784)
Other investing activities	(4,216)	(5,286)

Net cash used in investing activities	(91,230)	(141,607)

Cash flows from financing activities
Proceeds from issuance of debt, net of issuance costs	474,798	0
Proceeds from the issuance of Tim Hortons Inc. shares, net	716,873	0
Excess stock-based compensation tax benefits	25,458	0
Proceeds from employee stock options exercised	111,643	76,964
Repurchase of common stock	(220,548)	(1,695)
Principal payments on debt obligations	(218,653)	(27,048)
Dividends paid on common shares	(39,634)	(30,653)
Other financing activities	(1,692)	0

Net cash provided by financing activities	848,245	17,568

Effect of exchange rate changes on cash	3,656	(3,541)

Increase in cash and cash equivalents	837,090	35,864
Cash and cash equivalents at beginning of period	393,241	176,749

Cash and cash equivalents at end of period	$1,230,331	$212,613

Supplemental disclosures:
Interest paid	$29,530	$23,742
Income taxes paid	106,440	57,197
Capitalized lease obligations incurred	4,432	2,093

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 MANAGEMENT’S STATEMENT

In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary for a fair statement of the condensed financial position of Wendy’s International, Inc. and subsidiaries (the “Company”) as of July 2, 2006 and January 1, 2006, and the condensed results of operations and comprehensive income (expense) (see Note 6) for the quarters and year-to-date periods ended July 2, 2006 and July 3, 2005 and cash flows for the year-to-date periods ended July 2, 2006 and July 3, 2005. All of these financial statements are unaudited. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements, which are contained in the Company’s 2005 Form 10-K. The January 1, 2006 Consolidated Condensed Balance Sheet was derived from the audited Consolidated Financial Statements contained in the Company’s 2005 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 2 NET (LOSS) INCOME PER SHARE

Basic (loss) earnings per common share are computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options and restricted stock and restricted stock units (together “restricted shares”), when outstanding and dilutive. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share,” 0.9 million restricted shares and options were excluded from the computation of diluted earnings per common share for the second quarter ending July 2, 2006 because the Company reported an operating loss. For the year-to-date periods ending July 2, 2006 and July 3, 2005, 0.1 million and 0.7 million restricted shares and options, respectively, were excluded from the computation of diluted earnings per common share because the grant date fair value and the exercise price of the restricted shares and options, respectively, were greater than the average market price of the common shares in the period, and therefore, they are antidilutive. There were no restricted shares or options excluded from the computation of diluted earnings per common share for the second quarter of 2005 as they were all dilutive.

The computations of basic and diluted (loss) earnings per common share are shown below (in thousands, except per share data):

	Quarter Ended		Year-to-Date Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
(Loss) income for computation of basic and diluted (loss) earnings per common share	$(29,115)	$70,760	$22,117	$122,016

Weighted average shares for computation of basic (loss) earnings per common share	116,861	114,555	115,791	113,642
Effect of dilutive stock options and restricted shares	0	2,077	1,291	1,970

Weighted average shares for computation of diluted (loss) earnings per common share	116,861	116,632	117,082	115,612

Basic (loss) earnings per common share	$(.25)	$.62	$.19	$1.07

Diluted (loss) earnings per common share	$(.25)	$.61	$.19	$1.06

NOTE 3 STOCK-BASED COMPENSATION

Prior to January 2, 2006, the Company used the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, because stock options granted prior to January 2, 2006 had no intrinsic value at date of grant, compensation expense related to stock options was recognized using the Black-Scholes method only when stock option awards were modified after the grant date. During the fourth quarter of 2005, the Company accelerated the vesting of all outstanding options, excluding those held by outside directors of the Company. Prior to January 2, 2006, compensation expense recognized related to restricted shares was measured based on the market value of the Company’s common stock on the date of grant. The Company generally satisfies share-based exercises and vesting through the issuance of authorized but previously unissued shares of Company stock. Restricted shares are generally net-settled with new Company shares withheld, and not issued, to meet the employee’s minimum statutory withholding tax requirements.

On January 2, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted shares is the same for APB Opinion No. 25 and SFAS No. 123R and because substantially all of the Company’s stock option grants were fully vested prior to January 2, 2006, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating income, pretax income or net income. In accordance with SFAS No. 123R, tax benefits received of $25.5 million related to equity award grants that are in excess of the tax benefits recorded on the Company’s Consolidated Condensed Statements of (Loss) Income are classified as a cash inflow in the financing section of the Company’s Consolidated Condensed Statements of Cash Flows. Also in accordance with SFAS No. 123R, the unearned compensation amount previously separately displayed under shareholders’ equity was reclassified during the first quarter of 2006 to capital in excess of stated value on the Company’s Consolidated Condensed Balance Sheets. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

Stock option awards made by the Company generally have a term of 10 years from the grant date and become exercisable in installments of 25% on each of the first four anniversaries of the grant date. As noted above, during the fourth quarter of 2005 the Company accelerated the vesting of all outstanding options, excluding those held by outside directors. Restricted share grants made by the Company generally vest in increments of 25% on each of the first four anniversaries of the grant date. Restricted stock unit grants to Canadian employees vest over a 30 month period. In accordance with the Company’s equity plan, with respect to the disposition of a subsidiary, restricted shares granted to Hortons’ employees will vest at the time of the anticipated spin-off. Restricted shares generally have dividend participation rights under which dividends are reinvested in additional shares. The Company granted 0.1 million performance share awards to certain key employees in order to help achieve Company earnings targets. These performance shares settle in restricted shares based on specified performance criteria and the earned restricted shares then generally vest over the following four years in installments of 25% each year. The number of remaining shares authorized under all of the Company’s equity plans, net of exercises, totaled 4.4 million as of July 2, 2006.

The Company recorded $5.7 million ($3.6 million net of tax) and $7.3 million ($4.6 million net of tax) in stock compensation expense for the quarter and year-to-date periods ending July 2, 2006, respectively. The Company recorded $4.0 million ($2.6 million net of tax) and $5.9 million ($3.8 million net of tax) in stock compensation expense for the quarter and year-to-date periods ending July 3, 2005, respectively. The pro-forma disclosures for the quarter and year-to-date periods ended July 3, 2005 below are provided as if the Company had adopted the cost recognition requirements under SFAS No. 123 “Accounting for Stock-Based Compensation”. Under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123 in the quarter and year-to-date periods ending July 3, 2005, the Company would have recorded net income and earnings per share as follows (in thousands, except per share data):

	Quarter Ended July 3, 2005	Year-to-Date July 3, 2005
Net income, as reported	$70,760	$122,016
Add: Stock compensation cost recorded under APB Opinion No. 25, net of tax	2,571	3,797
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(6,634)	(14,371)

Pro-forma net income	$66,697	$111,442

Earnings per share:
Basic as reported	$.62	$1.07
Basic pro-forma	$.58	$.98
Diluted as reported	$.61	$1.06
Diluted pro-forma	$.57	$.97

The above stock compensation cost calculated under SFAS No. 123, net of tax was based on costs generally computed over the vesting period of the award. Upon adoption, SFAS No. 123R required compensation cost for stock-based compensation awards to be recognized immediately for retirement eligible employees and over the period from the grant date to the date retirement eligibility is achieved, if that period is shorter than the normal vesting period. The table below shows the impact on the Company’s reported diluted earnings per share and the above pro-forma diluted earnings per share as if the SFAS No. 123R guidance on recognition of stock compensation expense for retirement eligible employees was applied to the periods reflected in the financial statements.

	Quarter Ended		Year-to-Date Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Impact on:
Diluted as reported	$.03	$(.04)	$.04	$(.04)
Diluted pro-forma	N/A	$(.03)	N/A	$(.02)

The impact of applying SFAS No. 123R in these pro-forma disclosures is not necessarily indicative of future results.

Restricted shares

The following is a summary of unvested restricted share activity for the year-to-date period ended July 2, 2006:

(Shares in thousands)	Restricted Shares	Weighted Average Fair Value
Balance at January 1, 2006	1,272	$41.77
Granted	330	62.02
Vested	(288)	42.25
Canceled	(401)	46.04

Balance at July 2 ,2006	913	$47.06

As of July 2, 2006, total unrecognized compensation cost related to nonvested share-based compensation was $33.3 million and is expected to be recognized over a weighted-average period of 2.3 years. The Company expects substantially all of its restricted shares to vest. The total fair value of restricted shares vested in the second quarter and year-to-date periods ending July 2, 2006 was $11.6 million and $12.2 million, respectively. The total fair value of restricted shares vested in the second quarter and year-to-date periods ending July 3, 2005 was $4.4 million. Approximately 715,000 and 881,000 restricted shares were granted in the quarter and year-to-date periods ending July 3, 2005, respectively, at a weighted-average grant date fair value of $42.95 and $42.19, respectively.

Stock Options

The use of stock options is no longer a significant component of the Company’s equity compensation structure. The Company last granted stock options in 2004 and only approximately 17,000 stock options were unvested as of July 2, 2006. A summary of the stock option fair value assumptions used in prior years is included in the Company’s 2005 Form 10-K.

The following is a summary of stock option activity for the year-to-date period ended July 2, 2006 (shares and aggregate intrinsic value in thousands):

	Shares Under Option	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at January 1, 2006	4,535	$32.74	6.6
Granted	0	0
Exercised	(3,377)	33.16
Canceled	(18)	33.42
Outstanding at July 2, 2006	1,140	$31.51	5.6	$30,535

Exercisable at July 2, 2006	1,123	$31.53	5.6	$30,045

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised was $53.1 million and $91.2 million for the quarter and year-to-date periods ended July 2, 2006 and $32.7 million and $42.0 million for the quarter and year-to-date periods ended July 3, 2005, respectively. Proceeds from stock options exercised were $63.3 million and $111.6 million for the quarter and year-to-date periods ended July 2, 2006 and $61.2 million and $77.0 million for the quarter and year-to-date periods ended July 3, 2005, respectively, and the actual tax benefit realized for tax deductions from stock options exercised totaled $12.4 million and $23.5 million for the quarter and year-to-date periods ended July 2, 2006 and $10.6 million and $13.1 million for the quarter and year-to-date ended July 3, 2005.

NOTE 4 OTHER (INCOME) EXPENSE, NET

The following represents the components of other (income) expense, net on the Consolidated Condensed Statements of (Loss) Income for each of the periods presented (in thousands):

	Quarter Ended		Year-to-Date Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Restructuring costs	$27,348	$0	$28,998	$0
Asset impairments	52,367	0	53,173	0
Equity investment income	(5,763)	(4,203)	(11,174)	(8,422)
Net (gain) loss from property dispositions	612	(519)	(4,180)	(891)
Other, net	3,486	1,155	2,653	1,778

Other (income) expense, net	$78,050	$(3,567)	$69,470	$(7,535)

Other (income) expense, net includes income from equity investments in joint ventures and other minority investments that are considered to be an integrated part of business operations and other amounts that are not directly derived from the Company’s primary businesses. See Notes 9 and 10 for discussion of asset impairments and restructuring costs, respectively.

NOTE 5 INCOME TAXES

The effective income tax rate for the quarter ended July 2, 2006 was a 35.4% benefit, compared to 33.7% in expense for the comparative period ended July 3, 2005. The change in the effective tax rate primarily reflects the impact of the Baja Fresh goodwill impairment of $46.9 million, the majority of which was not deductible for tax purposes, substantially offset by the resolution of certain Hortons’ tax audits, which resulted in a benefit of approximately $11 million. The effective income tax rate for the year-to-date period ended July 2, 2006 was a 7.8% benefit compared to 34.5% in expense for the comparative period ended July 3, 2005. The change in the year-to-date effective tax rate primarily reflects the factors above as well as the first quarter 2006 reversal of $5.0 million in Canadian withholding taxes originally accrued for intercompany cross-border dividends that, because of the Hortons’ IPO and related capital restructuring, are no longer expected to be paid (compared to $1.1 million accrued for Canadian withholding taxes for the quarter ended April 3, 2005). The year-to-date 2006 effective tax rate was also favorably impacted by $3.8 million in permanent differences for losses on certain hedging transactions, $2.0 million in deferred state income taxes previously accrued that are no longer expected to be paid due to other favorable treatments related to Canadian distributions and also due to a growing portion of the Company’s pretax income being derived from Canada (at a lower tax rate).

The Company’s 2006 provision reflects the utilization of certain foreign tax credits generated in 2006. This utilization is dependent on the Company’s domestic income which may be affected by a number of factors including the deduction for employee stock options. If some of these credits cannot be utilized in 2006, the offset will be to capital in excess of stated value as the excess tax benefits related to employee stock option exercises will be reduced.

The increase in current deferred tax assets primarily reflects the application of an estimated annual effective tax rate to losses incurred in the first half of 2006, which are expected to reverse in the second half of 2006. The decrease in non-current deferred tax liabilities primarily reflects the impact of the Baja Fresh fixed asset and intangible impairment charges recorded in the second quarter of 2006, which are not deductible for tax purposes.

NOTE 6 CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (EXPENSE)

The components of other comprehensive income (expense) and total comprehensive income (expense) are shown below (in thousands):

	Quarter Ended		Year-to-Date Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net (loss) income	$(29,115)	$70,760	$22,117	$122,016
Other comprehensive income (expense):
Translation adjustments and other, net of tax	13,500	(14,123)	13,479	(24,986)
Cash flow hedges:
Net change in fair value of derivatives, net of tax	(131)	461	(6,272)	499
Amounts realized in earnings during the period, net of tax	542	(196)	7,373	1,560

Total cash flow hedges	411	265	1,101	2,059

Total other comprehensive income (expense)	13,911	(13,858)	14,580	(22,927)

Total comprehensive income (expense)	$(15,204)	$56,902	$36,697	$99,089

Other comprehensive income (expense) is primarily comprised of translation adjustments related to fluctuations in the Canadian dollar and activity related to the Company’s net investment hedges. There was a strengthening in the Canadian dollar during the second quarter and year-to-date period of 2006 and a weakening in the Canadian dollar during the second quarter and year-to-date period of 2005. Offsetting the second quarter and year-to-date period 2006 strengthening in the Canadian dollar was a $6.7 million and $4.4 million loss, net of taxes of $3.8 million and $2.5 million, respectively, related to the settlement of the Company’s hedge of certain net investment positions. These after-tax losses are included in the 2006 second quarter and year-to-date translation adjustments component of other comprehensive income (expense). At the end of the second quarter 2006, the Canadian exchange rate was $1.12 versus $1.17 at April 2, 2006 and $1.16 at January 1, 2006. At the end of the second quarter 2005, the Canadian exchange rate was $1.24 versus $1.22 at April 3, 2005 and $1.20 at January 2, 2005.

NOTE 7 FOREIGN CURRENCY DERIVATIVES

In the third quarter of 2005, Tim Hortons (“Hortons”) entered into forward currency contracts that matured in March 2006 to sell Canadian dollars and buy $427.4 million U.S. dollars to hedge the repayment of cross-border intercompany notes being marked-to-market beginning in the third quarter of 2005. Previously, the translation of these intercompany notes was recorded into comprehensive income (expense), rather than in the Condensed Consolidated Statements of (Loss) Income, in accordance with SFAS No. 52, “Foreign Currency Translation”. The fair value unrealized loss on these contracts as of January 1, 2006 was $3.2 million. On the maturity date of March 3, 2006, Hortons received $427.4 million from the counterparties and disbursed to the counterparties the U.S. dollar equivalent of $500.0 million Canadian, resulting in a net U.S. dollar cash flow of $13.1 million to the counterparties. Per SFAS No. 95, “Statement of Cash Flows,” the net U.S. dollar cash flow is reported in the net cash provided by operating activities line of the Consolidated Condensed Statements of Cash Flows for the year-to-date period ended July 2, 2006. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, during the first quarter of 2006, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes and a $0.8 million gain was recognized as the ineffective portion of the foreign currency contracts.

In the fourth quarter of 2005, Hortons entered into forward currency contracts to sell Canadian dollars and buy $490.5 million U.S. dollars in order to hedge certain net investment positions in Canadian subsidiaries. On the maturity dates in April 2006, Hortons received $490.5 million U.S. from the counterparties and disbursed to the counterparties the U.S. dollar equivalent of $578.0 million Canadian, resulting in a net U.S. dollar cash flow of $14.9 million to the counterparties. Per SFAS No. 95, the net U.S. dollar cash flow is reported in the net cash provided by operating activities line of the Consolidated Condensed Statements of Cash Flows for the year-to-date period ended July 2, 2006. The fair value unrealized loss on these contracts was $5.0 million, net of taxes of $3.0 million, as of January 1, 2006. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of other comprehensive income (expense) (see Note 6). These forward contracts remained highly effective hedges and qualified for hedge accounting treatment through their maturity. No amounts related to these net investment hedges were reclassified into earnings.

NOTE 8 GOODWILL AND OTHER INTANGIBLE ASSETS

The table below presents amortizable and unamortizable intangible assets as of July 2, 2006 and January 1, 2006 (in thousands):

	July 2, 2006			January 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and trademarks	$9,574	$ (5,034)	$4,540	$35,331	$ (4,360)	$30,971
Purchase options	7,500	(6,341)	1,159	7,500	(6,001)	1,499
Other	13,821	(4,730)	9,091	13,426	(4,139)	9,287

	$30,895	$(16,105)	$14,790	$56,257	$(14,500)	$41,757

Included in other above is $6.6 million and $6.8 million as of July 2, 2006 and January 1, 2006, respectively, net of accumulated amortization of $4.0 million and $3.5 million, primarily related to the use of the names and likenesses of Dave Thomas, the late founder of Wendy’s, and Ronald V. Joyce, a former director of Hortons.

Total intangibles amortization expense was $0.8 million and $1.5 million for the quarter and year-to-date periods ended July 2, 2006, respectively, and $0.9 million and $1.9 million for the quarter and year-to-date periods ended July 3, 2005, respectively. The estimated annual intangibles amortization expense for 2007 is approximately $2 million. For the years 2008 through 2011, the estimated intangibles amortization expense is approximately $1 million annually.

During the second quarter of 2006, as a result of continuing poor sales performance at Baja Fresh and the Company’s consideration of strategic alternatives for the Baja Fresh business, the Company tested goodwill of Baja Fresh for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and tested other intangibles in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” using the held and used model, and recorded a Baja Fresh goodwill pretax impairment charge of $46.9 million ($46.1 million after-tax) and an impairment charge of $25.8 million ($16.0 million after-tax) related to the Baja Fresh trade name. The impairment charges reflect continuing declining sales and overall performance of the Baja Fresh brand in the first half of 2006 as well as the Company’s consideration of strategic alternatives for the Baja Fresh business. The amount of the charges was determined using a probability-based approach using discounted cash flows and market data. Both the trade name and goodwill impairment charges are included in the goodwill and intangible impairment charges line of the Consolidated Condensed Statements of (Loss) Income. Baja Fresh is included in the Developing Brands segment; however, these charges are excluded from segment operating results (see Note 16).

Goodwill is assigned to the Company’s reportable segments as follows (in thousands):

	July 2, 2006	January 1, 2006
Wendy’s	$81,868	$81,875
Developing Brands	0	46,933

Total Goodwill	$81,868	$128,808

NOTE 9 FIXED ASSET DISPOSITIONS AND IMPAIRMENTS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified assets with a net book value of $20.8 million and $66.8 million as assets held for disposition in the Consolidated Condensed Balance Sheets as of July 2, 2006 and January 1, 2006, respectively. The assets, which are primarily Wendy’s sites, are no longer being depreciated and have been classified as held for disposition based on the Company’s intention to sell these assets within the next twelve months. At July 2, 2006 the net book value of assets held for disposition includes $10.6 million of land, $2.7 million of buildings and leasehold improvements and $7.5 million of equipment and other assets.

During the quarter ended July 2, 2006, the Company sold 7 sites classified as held for disposition as of April 2, 2006, with a net book value of $3.6 million for a net gain of $1.8 million, of which $0.1 million is classified as other (income) expense, net and $1.7 million is classified as franchise revenues. Also during the second quarter of 2006, 10 additional sites and equipment were designated as held for disposition. These assets have a net book value of $10.9 million, net of $0.9 million in impairment charges recorded to reflect the net realizable value of these assets.

During the quarter ended April 2, 2006, the Company sold 55 sites classified as held for disposition as of January 1, 2006, with a net book value of $33.9 million for a net gain of $5.1 million, of which $4.1 million was classified as other (income) expense, net and $1.0 million was classified as franchise revenues. Also during the quarter ended April 2, 2006, 24 sites previously classified as held for disposition as of January 1, 2006 with a net book value of $19.8 million were reclassified from assets held for disposition to property and equipment because these sites are no longer intended to be sold to the previously identified purchasers and the Company elected to discontinue marketing the sites for sale. The effect on the Consolidated Condensed Statements of (Loss) Income related to the reclassification of these sites from assets held for disposition was limited to depreciation expense and was not material.

In accordance with SFAS No. 144, during the quarter ended July 2, 2006, as a result of continuing poor sales performance at Baja Fresh and the Company’s consideration of strategic alternatives for the Baja Fresh business, the Company recognized pretax fixed asset charges of $49.8 million ($30.9 million after-tax) (see Note 4), which were based on fair value estimates using a probability-based approach using discounted cash flows of the markets and market data. These impairment charges were included in other (income) expense, net on the Consolidated Condensed Statements of (Loss) Income. Baja Fresh is included in the Developing Brands segment.

NOTE 10 RESTRUCTURING RESERVES

In the first quarter of 2006, the Company announced its plans to reduce costs $100 million in 2007. In order to accomplish this, the Company offered a voluntary enhanced retirement plan to certain full-time employees who were 55 years of age and had at least 10 years of service. Benefits primarily included severance and healthcare coverage. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the Company recorded a $14.5 million charge related to the individuals that accepted the offer. Approximately

$14.2 million of the early retirement benefits will be paid in a lump sum in the third and fourth quarters of 2006. The remainder represents additional stock compensation expense for unvested restricted stock units resulting from the acceleration of vesting to the employees’ retirement dates, in accordance with the stock compensation plan. The Company will recognize additional equity compensation expense of approximately $2 million and $0.2 million in the third and fourth quarters of 2006, respectively.

Also in the second quarter of 2006, the Company initiated a reduction in force, also intended to contribute to the $100 million of cost reductions. In accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, the Company recorded severance and related costs of $8.0 million related to this reduction in force. The Company also incurred $3.1 million of severance costs related to certain key executives who left the Company in the second quarter of 2006. Substantially all of the $11.1 million of costs will be paid beginning in the third quarter of 2006 and continue through 2007. Approximately $1 million of these costs represents additional stock compensation expense related to the modification of stock-based equity awards.

In addition to the severance-related costs above, the Company also incurred professional fees of $0.8 million and $2.6 million for the quarter and year-to-date periods ending July 2, 2006, respectively, in connection with its cost reduction initiatives, of which $2.2 million have been paid to date. All of the above restructuring costs are presented in the other (income) expense, net line of the Consolidated Condensed Statements of (Loss) Income (see also Note 4).

NOTE 11 OTHER ACCRUED EXPENSES

Included in other accrued expenses was $22.1 million and $32.8 million related to gift certificates at July 2, 2006 and January 1, 2006, respectively.

NOTE 12 DEBT

On March 1, 2006, the Company entered into a new $200 million unsecured revolving credit facility, which expires on March 1, 2008 and which replaced the Company’s previous $200 million revolving credit facility entered into in 2003. The new revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio, and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The Company was in compliance with these covenants as of July 2, 2006. The Company is charged interest on advances that varies based on the type of advance utilized by the Company, which is either an alternate base rate (greater of prime or Federal funds plus 0.5%) or a rate based on LIBOR plus a margin that varies based on the Company’s debt rating at the time of the advance. The Company is also charged a facility fee based on the total credit facility. This fee varies from 0.07% to 0.20% based on the Company’s debt rating. As of July 2, 2006, no amounts under this credit facility were drawn.

In the first quarter of 2006, $35 million in commercial paper was issued and repaid.

On February 28, 2006, Hortons entered into an unsecured five-year senior bank facility with a syndicate of Canadian and U.S. financial institutions that comprises a $300 million Canadian dollar term-loan facility; a $200 million Canadian dollar revolving credit facility (which includes $15 million in overdraft availability); and a $100 million U.S. dollar revolving credit facility (together referred to as the “senior bank facility”). The facility matures on February 28, 2011. The term loan facility bears interest at a variable rate per annum equal to Canadian prime rate or alternatively, Hortons’ may elect to borrow by way of Bankers’ Acceptances (or loans equivalent thereto) plus a margin.

The Hortons Canadian and U.S. dollar revolving credit facilities are undrawn, except for approximately $2 million being used on the Canadian facility to support standby letters of credit, and are available for general corporate purposes. The new Canadian revolving credit facility replaced the existing $25 million Canadian dollar facility except for approximately $2 million being used to support standby letters of credit which will remain in place until expiration of the respective letters of credit. Hortons will incur commitment fees based on the revolving credit facilities, whether used or unused. The fees vary according to the Hortons leverage ratio and, as of July 2, 2006, equal 0.15% of the facility amount. Advances under the Canadian revolving credit facility bear interest at a variable rate per annum equal to the Canadian prime rate or alternatively, Hortons may elect to borrow by way of either Bankers’ Acceptances or LIBOR, plus a margin. Advances under the U.S. revolving credit facility bear interest at a rate per annum equal to the U.S. prime rate or LIBOR plus a margin.

On February 28, 2006 Hortons entered into an unsecured non-revolving $200 million Canadian dollar bridge loan facility. The bridge loan facility bears interest at Bankers’ Acceptances plus a margin. Outstanding borrowings of $200 million Canadian at April 2, 2006 were repaid on May 3, 2006 and the bridge facility was terminated as a result of the voluntary prepayment. The senior bank facility is an obligation of Hortons (and not of the entire Company) and contains various covenants which, among other things, require the maintenance by Hortons of two financial ratios—a consolidated maximum total debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio and a minimum fixed charge coverage ratio. Hortons was in compliance with these ratios as of July 2, 2006. The senior bank facility contains certain covenants that limit the ability of Hortons to incur indebtedness, create liens, merge with other entities, sell assets, make restricted payments, make certain investments, loans advance or acquisitions, change the nature of its business, enter into transactions with affiliates and restrict dividends or enter into certain restrictive agreements.

In connection with the senior bank facility, Hortons incurred financing costs of $1.4 million Canadian, which will be deferred and amortized over the term of the facility. Hortons also incurred financing costs of $0.3 million Canadian in connection with the bridge loan facility. These costs were fully expensed when Hortons repaid and subsequently terminated the facility.

In connection with the term loan facility, Hortons entered into a $100 million Canadian dollar interest rate swap on March 1, 2006 to help manage its exposure to interest rate volatility. By entering into the interest rate swap, Hortons agreed to receive interest at a variable rate and pay interest at a fixed rate. The interest rate swap essentially fixed the interest rate on one third of the $300 million Canadian dollar term loan facility to 5.175% and matures on February 28, 2011. The interest rate swap is considered to be a highly effective cash flow hedge according to criteria specified in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The fair value unrealized gain on this contract was $0.9 million, net of taxes of $0.5 million as of July 2, 2006.

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

NOTE 13 CHANGES IN SHAREHOLDERS’ EQUITY

On March 29, 2006, the Company completed its initial public offering (“IPO”) of Tim Hortons Inc. (“THI”), the parent company of the business reported as the Hortons segment. A total of 33.4 million shares were offered at an initial per share price of $23.162 ($27.00 Canadian). The gross proceeds of $769.2 million were offset by $52.4 million in underwriter and other third party costs with all such costs except $0.1 million paid as of July 2, 2006. As a result of the IPO, the Company recorded a $716.8 million increase to capital in excess of stated value. The shares sold in the IPO represent 17.25% of total THI shares issued and outstanding and the Company retains the remaining 82.75% of THI shares. As such, the Company recorded $12.3 million and $12.8 million in minority interest expense for the quarter and year-to-date periods ended July 2, 2006, respectively, and holds a $155.2 million minority interest liability as of July 2, 2006. Minority interest expense and minority interest liability are separately displayed on the Consolidated Condensed Statements of (Loss) Income and Consolidated Condensed Balance Sheets, respectively. The IPO was reflected as an increase to capital in excess of total value in accordance with SAB No. 51, “Accounting for Sales of Stock of a Subsidiary”, because the Company expects to spin-off the remaining THI shares it holds on October 1, 2006, assuming it has received a ruling from the Internal Revenue Service on the tax-free status of the distribution before that time.

In January 2006, 3.75 million common shares were repurchased under an accelerated share repurchase (“ASR”) transaction for an initial value of $207 million. The initial price paid per share as part of the ASR transaction was $55.21. The repurchased shares were also subject to a future contingent-purchase price adjustment based upon the weighted average repurchase price during the period through March 23, 2006. The ASR agreement included the option to settle the contract in cash or shares of the Company’s common stock and, accordingly, the contract was treated as an equity transaction. In March 2006, the contingent purchase price adjustment was determined to be $13.1 million and was paid by the Company. The total purchase price of $220.1 million was reflected in the treasury stock component of shareholders’ equity in the first quarter of 2006.

NOTE 14 GUARANTEES AND INDEMNIFICATIONS

The Company has guaranteed certain lease and debt payments primarily for franchisees, amounting to $179.2 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for leases amounting to an additional $20.5 million. These leases have been assigned to unrelated third parties, which have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $11.3 million in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years.

The following table summarizes guarantees of the Company (in thousands):

Balance at July 2, 2006
Franchisee and other lease and loan guarantees:
Wendy’s	$166,657
Hortons	788
Developing Brands	11,793

Total	$179,238

Contingently liable rent on leases:
Wendy’s	$20,452

Letters of credit:
Wendy’s	$6,611
Hortons	4,546
Developing Brands	150

$11,307

Total guarantees and indemnifications	$210,997

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

NOTE 15 RETIREMENT PLANS

The Company has two domestic defined benefit plans, the account balance defined benefit pension plan (the “ABP Plan”) and the Crew defined benefit plan (the “Crew Plan”), together referred to as the “Plans”, covering all eligible employees of the Company and certain subsidiaries that have adopted the Plans.

The Crew Plan discontinued employee participation and accruing additional employee benefits in 2001. In February 2006, the Company announced that it would freeze the ABP Plan as of December 31, 2006. Beginning January 1, 2007, no new participants will enter the ABP Plan, although participant account balances will continue to receive interest credits by an amount guaranteed by the ABP Plan of at least 5% on existing account balances. Company benefits credited to ABP Plan participant accounts which were historically made based on a percentage of participant salary and years of service will no longer be made beginning January 1, 2007. As of January 1, 2006, ABP Plan assets were in excess of the accumulated benefit obligation. The Company has not decided if or when it may settle the liabilities of the ABP Plan. Freezing of the ABP Plan was accounted for as a curtailment in the first quarter of 2006 under SFAS No. 88, “Employers’ Accounting for

Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and during the first quarter, the Company recorded a $0.1 million curtailment charge related to service cost unrecognized prior to freezing the ABP Plan. If the liabilities of the ABP Plan were settled, the Company would record a non-cash charge to write-off the prepaid benefit cost recorded on the Company’s balance sheet. As of July 2, 2006, the recorded prepaid benefit cost was $41.4 million, of which $40.5 million related to the ABP Plan. The Company makes contributions to the Plans in amounts sufficient, on an actuarial basis, to fund at a minimum, the Plans’ normal cost on a current basis, and to fund the actuarial liability for past service costs in accordance with Department of Treasury regulations.

Net periodic pension cost (credit) for the Plans for the quarters and year-to-date periods ended July 2, 2006 and July 3, 2005 consisted of the following (in thousands):

	Quarter Ended		Year-to-Date Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Service cost	$1,550	$1,231	$3,100	$2,530
Interest cost	1,355	1,399	2,711	2,798
Expected return on plan assets	(2,039)	(1,818)	(4,078)	(3,636)
Amortization of prior service cost	(100)	(267)	(200)	(534)
Amortization of net loss	940	776	1,880	1,552

Net periodic pension cost	$1,706	$1,321	$3,413	$2,710

The Company expects to contribute a maximum $10.0 million to the Plans in 2006. As of July 2, 2006, contributions of $2.0 million have been made.

NOTE 16 SEGMENT REPORTING

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

The following table presents information about reportable segments (in thousands):

	Quarter Ended				Year-to-Date Ended
	July 2, 2006	% of Total	July 3, 2005	% of Total	July 2, 2006	% of Total	July 3, 2005	% of Total
Revenues
Wendy’s	$618,623	60.0%	$615,137	64.7%	$1,183,096	60.3%	$1,204,003	65.2%
Hortons	360,371	35.0%	281,495	29.6%	679,394	34.6%	536,384	29.1%
Developing Brands	51,162	5.0%	54,390	5.7%	99,186	5.1%	104,808	5.7%

	$1,030,156	100.0%	$951,022	100.0%	$1,961,676	100.0%	$1,845,195	100.0%

Segment Operating (Loss) Income
Wendy’s	$51,217	55.0%	$57,430	43.2%	$62,999	35.7%	$101,368	43.0%
Hortons	93,512	100.4%	76,587	57.6%	169,466	96.1%	139,131	59.0%
Developing Brands	(51,606)	(55.4)%	(1,160)	(0.8)%	(56,072)	(31.8)%	(4,615)	(2.0)%

	$93,123	100.0%	$132,857	100.0%	$176,393	100.0%	$235,884	100.0%

Capital Expenditures
Wendy’s	$29,128	48.5%	$33,776	49.3%	$70,253	51.4%	$85,740	55.0%
Hortons	30,452	50.7%	33,597	49.1%	64,897	47.6%	65,000	41.8%
Developing Brands	510	0.8%	1,075	1.6%	1,324	1.0%	5,012	3.2%

	$60,090	100.0%	$68,448	100.0%	$136,474	100.0%	$155,752	100.0%

A reconciliation of reportable segment operating (loss) income to consolidated operating (loss) income follows (in thousands):

	Quarter Ended		Year-to-Date Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Reportable segment operating (loss) income	$93,123	$132,857	$176,393	$235,884
Goodwill and intangible impairments	(72,690)	0	(72,690)	0
Corporate charges (1)	(46,517)	(16,133)	(62,975)	(29,348)

Consolidated operating (loss) income	$(26,084)	$116,724	$40,728	$206,536

(1)	Corporate charges include certain overhead costs which are not allocated to individual segments, including stock-based compensation expense. For the quarter and year-to-date periods ended July 2, 2006, corporate charges include restructuring costs of $27.3 million and $29.0 million, respectively.

Total assets for the Company increased $815.9 million from January 1, 2006 to July 2, 2006, primarily representing a $837.1 million increase in cash and cash equivalents related to the Hortons IPO, which is primarily held at corporate. See also Notes 8 and 9 for discussion regarding Baja Fresh goodwill, intangible and fixed asset impairments.

Revenues consisted of the following (in thousands):

	Quarter Ended		Year-to-Date Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Retail sales:
Product sales to franchisees	$208,011	$158,571	$393,302	$302,170
Sales from company operated restaurants and restaurants consolidated under FIN 46R	617,609	611,937	1,186,065	1,192,885

	825,620	770,508	1,579,367	1,495,055

Franchise revenues:
Rents and royalties	190,721	171,872	357,569	331,079
Franchise fees	11,847	7,334	21,767	16,218
Net gains on sales of properties to franchisees	1,968	1,308	2,973	2,843

	204,536	180,514	382,309	350,140

Total revenues	$1,030,156	$951,022	$1,961,676	$1,845,195

NOTE 17 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the impact of adopting FIN No. 48.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Wendy’s International, Inc. and subsidiaries (the “Company”) reported a second-quarter net loss of $29.1 million compared to net income of $70.8 million in 2005. For year-to-date, the Company’s 2006 net income was $22.1 million compared to $122.0 million in the first six months of 2005. The Company reported a net loss per share of $0.25 in the quarter compared to diluted earnings per common share (“EPS”) of $0.61 in the second quarter of 2005. For year-to-date, the Company reported diluted EPS of $0.19 compared to $1.06 in the prior year. Overall, Tim Hortons’ (“Hortons”) operating results improved in both the quarter and year-to-date 2006, reflecting strong average same-store sales, a stronger Canadian dollar and continued growth in system-wide restaurants, while Wendy’s operating results declined in both the quarter and year-to-date. The decline in Wendy’s operating results includes $10.0 million and $25.0 million in incremental advertising expense for the second quarter and year-to-date, respectively. Wendy’s second quarter operating results also reflect improved sales and lower commodity costs, while Wendy’s year-to-date operating results includes first quarter 2006 negative average same-store sales of approximately 5%. Both second quarter and year-to-date EPS was reduced by $0.11 due to Hortons’ minority interest expense.

Second quarter charges significantly affected earnings in 2006, including pre-tax goodwill, other intangible and fixed asset impairment charges for Baja Fresh of $122.5 million ($93.0 million after tax), or $0.80 per share, and pre-tax voluntary early retirement costs, severance expenses and consulting fees incurred in connection with the Company’s restructuring initiatives totaling $27.3 million ($17.0 million after tax), or $0.15 per share. The impact of the Baja Fresh goodwill impairment charges, the majority of which were not deductible for tax purposes, was partially offset in the 2006 second quarter by tax benefits related to the resolution of tax audits at Hortons.

Year-to-date EPS also benefited by $0.12 compared to the prior year due to tax benefits related to withholding taxes no longer expected to be paid and permanent book and tax differences for losses on foreign currency hedge contracts. These tax benefits are not expected to impact future quarters. Second quarter and year-to-date 2006 EPS also benefited from changes in the Canadian dollar exchange rate by approximately $0.05 and $0.08, respectively, compared to the same periods in 2005.

In the first quarter 2006, the Company completed an initial public offering (“IPO”) of 17.25% of Hortons for $716.9 million, net of issuance costs. Hortons also entered into a senior bank facility and a bridge loan facility whereby Hortons borrowed $500 million in Canadian dollars in the first quarter 2006. In May 2006, Hortons repaid $200 million of its first quarter 2006 Canadian dollar borrowings.

Average same-store sales results as a percentage change for the quarter and year-to-date periods 2006 versus prior year are listed in the table below and show average same-store sales improved in the second quarter and year-to-date 2006 at Hortons’ restaurants, but declined at Baja Fresh. Wendy’s average same-store sales improved in the second quarter, but were lower year-to-date. Average same-store sales is a key indicator of the profitability of the Company’s brands. Franchisee operations are not included in the Company’s financial statements; however, franchisee sales result in royalties and rental income which are included in the Company’s franchise revenues.

	Quarter Ended		Year-to-Date Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Wendy’s U.S. Company	0.7%	(4.6)%	(2.0)%	(3.4)%
Wendy’s U.S. Franchise	1.0%	(3.9)%	(2.0)%	(2.5)%
Hortons - Canada(1)	6.1%	5.6%	7.3%	5.7%
Hortons - U.S.(1)	8.4%	9.1%	9.1%	8.4%
Baja Fresh U.S.(1)	(5.5)%	(1.7)%	(4.6)%	(3.8)%

(1)	Amounts include both company operated and franchised restaurants.

The increase in the Company’s revenues includes continued growth in the number of franchisee and company operated restaurants. Total franchisee and company operated restaurants increased 1.8% from the end of the second quarter 2005.

The increase in the number of restaurants primarily relates to Wendy’s domestic and Hortons’ operations. A summary of systemwide restaurants by brand is included on page 38.

OPERATING (LOSS) INCOME

Reportable segment operating (loss) income (see chart on page 22) for the Company decreased $39.7 million compared to the second quarter of 2005 and decreased $59.5 million compared to the prior year-to-date. The decrease in both the quarter and year-to-date was primarily the result of the Baja Fresh fixed asset impairment charges of $49.8 million. The decline in total operating (loss) income for the Company (equal to income/(loss), before income taxes and interest—see chart on page 22) for the quarter and year-to-date compared to 2005 also reflects Baja Fresh goodwill and trade name impairment charges and costs incurred in connection with the Company’s restructuring initiatives.

Wendy’s segment operating income declined $6.2 million dollars in the quarter, or 10.8%, and declined $38.4 million year-to-date, or 37.9%. The primary factor driving the decrease in the quarter and year-to-date was a $10.0 million incremental contribution to Wendy’s National Advertising Program (“WNAP”) in the quarter and $25.0 million year-to-date. The quarter included positive average same-store sales and lower cost of sales as a percent of revenues, while the year-to-date included the impact of lower average same-store sales.

Segment operating income at Hortons was $93.5 million dollars in the quarter, compared to $76.6 million a year ago, and operating margins were 25.9% compared to 27.2% last year. The dollar increase in both the quarter and year-to-date primarily resulted from very strong same-store sales, the impact from favorable currency and new restaurant development. The margin decrease relates primarily to incremental administrative expenses at Hortons, as it prepares to become a stand-alone public company, as well as incremental costs for a new distribution center, which have not yet been offset by the full amount of revenues that will come from that facility.

Higher corporate costs include the costs incurred in connection with the Company’s restructuring initiatives of $27.3 million in the quarter and $29.0 million year-to-date. Corporate costs also include $1.7 million and $1.4 million for the quarter and year-to-date, respectively, in incremental employee stock compensation expense, primarily reflecting the acceleration of restricted stock unit awards for Hortons employees leading up to the planned spin-off of Hortons (in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment”).

The increased segment operating loss for Developing Brands for both the quarter and year-to-date primarily reflects $49.8 million of fixed asset impairment charges.

OPERATING (LOSS) INCOME

(in thousands)

	Quarter Ended				Change From Prior Year
	July 2, 2006	% of Revenues	July 3, 2005	% of Revenues	Dollars	Percentage
Wendy’s	$51,217	8.3%	$57,430	9.3%	$(6,213)	(10.8)%
Hortons	93,512	25.9%	76,587	27.2%	16,925	22.1%
Developing Brands*	(51,606)	(100.9)%	(1,160)	(2.1)%	(50,446)	n/m

	93,123	9.0%	132,857	14.0%	(39,734)	(29.9)%
Goodwill and intangible impairments ***	(72,690)		—		(72,690)
Corporate**	(46,517)		(16,133)		(30,384)

Total Operating (Loss) Income	$(26,084)	(2.5)%	$116,724	12.3%	$(142,808)	n/m

	Year-to-Date Ended				Change From Prior Year
	July 2, 2006	% of Revenues	July 3, 2005	% of Revenues	Dollars	Percentage
Wendy’s	$62,999	5.3%	$101,368	8.4%	$(38,369)	(37.9)%
Hortons	169,466	24.9%	139,131	25.9%	30,335	21.8%
Developing Brands*	(56,072)	(56.5)%	(4,615)	(4.4)%	(51,457)	n/m

	176,393	9.0%	235,884	12.8%	(59,491)	(25.2)%
Goodwill and intangible impairments ***	(72,690)		—		(72,690)
Corporate**	(62,975)		(29,348)		(33,627)

Total Operating Income	$40,728	2.1%	$206,536	11.2%	$(165,808)	(80.3)%

*	Developing Brands includes Baja Fresh and Cafe Express.

**	Corporate charges include certain overhead costs which are not allocated to individual segments.

***	Includes goodwill and trade name impairment charges of $46.9 million and $25.8 million, respectively, for Baja Fresh.

n/m	Not meaningful

RESULTS OF OPERATIONS

Revenues for the current quarter and year-to-date as compared to the prior year were as follows:

REVENUES

(in thousands)

	Quarter Ended						Change From Prior Year
	July 2, 2006	% of Total		July 3, 2005	% of Total		Dollars	Percentage
Retail sales
Wendy’s	$542,281	65.7%		$537,825	69.8%		$4,456	0.8%
Hortons Developing Brands*	234,107 49,232	28.3 6.0	% %	180,493 52,190	23.4 6.8	% %	53,614 (2,958)	29.7 (5.7	% )%

	$825,620	100.0%		$770,508	100.0%		$55,112	7.2%

Franchise revenues
Wendy’s	$76,342	37.3%		$77,312	42.8%		$(970)	(1.3)%
Hortons	126,264	61.7%		101,002	56.0%		25,262	25.0%
Developing Brands*	1,930	1.0%		2,200	1.2%		(270)	(12.3)%

	$204,536	100.0%		$180,514	100.0%		$24,022	13.3%

Total revenues
Wendy’s	$618,623	60.0%		$615,137	64.7%		$3,486	0.6%
Hortons	360,371	35.0%		281,495	29.6%		78,876	28.0%
Developing Brands*	51,162	5.0%		54,390	5.7%		(3,228)	(5.9)%

	$1,030,156	100.0%		$951,022	100.0%		$79,134	8.3%

	Year-to-Date Ended						Change From Prior Year
	July 2, 2006	% of Total		July 3, 2005	% of Total		Dollars	Percentage
Retail sales
Wendy’s	$1,041,512	65.9%		$1,051,859	70.4%		$(10,347)	(1.0)%
Hortons	442,307	28.0%		342,637	22.9%		99,670	29.1%
Developing Brands*	95,548	6.1%		100,559	6.7%		(5,011)	(5.0)%

	$1,579,367	100.0%		$1,495,055	100.0%		$84,312	5.6%

Franchise revenues
Wendy’s	$141,584	37.0%		$152,144	43.5%		$(10,560)	(6.9)%
Hortons	237,087	62.0%		193,747	55.3%		43,340	22.4%
Developing Brands*	3,638	1.0%		4,249	1.2%		(611)	(14.4)%

	$382,309	100.0%		$350,140	100.0%		$32,169	9.2%

Total revenues
Wendy’s	$1,183,096	60.3%		$1,204,003	65.2%		$(20,907)	(1.7)%
Hortons	679,394	34.6%		536,384	29.1%		143,010	26.7%
Developing Brands*	99,186	5.1%		104,808	5.7%		(5,622)	(5.4)%

	$1,961,676	100.0%		$1,845,195	100.0%		$116,481	6.3%

*	Developing Brands includes Baja Fresh and Cafe Express.

WENDY’S

Retail Sales

Total Wendy’s retail sales include sales from company operated Wendy’s restaurants in the U.S., Canada, two restaurants located outside of North America and sales of sandwich buns from Wendy’s bun baking facilities to Wendy’s franchisees. Franchisee sales are not included in reported retail sales. Of the total Wendy’s retail sales shown in the previous tables, domestic Wendy’s retail sales comprised approximately 87% in each period presented, while the remainder primarily represented Wendy’s of Canada.

The change in Wendy’s retail sales versus 2005 includes the impact from a strengthening Canadian dollar, which accounted for approximately $5 million and $8 million higher retail sales in the quarter and year-to-date periods, respectively. In the quarter, the $4.5 million increase also includes the impact from higher average same-store sales at domestic company operated restaurants, offset by a 1.9% decrease in total Wendy’s company operated restaurants open. The year-to-date decrease reflects the year-to-date average same-store sales decrease at domestic company operated restaurants and the decrease in total company operated restaurants open. Total Wendy’s company operated restaurants open at July 2, 2006 and July 3, 2005 were 1,475 and 1,503, respectively.

The following table summarizes various restaurant statistics for U.S. company operated Wendy’s restaurants for the quarters and year-to-date periods ended July 2, 2006 and July 3, 2005:

	Quarter Ended		Year-to-Date Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Average same-store sales increase (decrease)	0.7%	(4.6)%	(2.0)%	(3.4)%
Decrease in average number of transactions	(0.5)%	(6.2)%	(2.6)%	(5.1)%
Increase in average check	1.2%	1.7%	0.5%	1.7%
Increase (decrease) in selling prices	(0.6)%	2.6%	(0.1)%	2.0%
Company operated restaurants open	1,322	1,340	1,322	1,340

Franchise Revenues

Total Wendy’s franchise revenues primarily consist of royalty income from franchisees, rental income from properties leased to franchisees, gains from the sales of properties to franchisees and franchise fees. Franchise fees cover charges for various costs and expenses related to establishing a franchisee’s business. Of the total Wendy’s franchise revenues shown in the previous tables, domestic Wendy’s comprised approximately 90% in each period presented, while the remainder primarily represented Wendy’s of Canada. Total Wendy’s franchise restaurants open at July 2, 2006 and July 3, 2005 were 5,268 and 5,224, respectively.

The decrease in Wendy’s franchise revenues in the quarter primarily reflects $4.0 million in lower rental income due to fewer properties being leased to franchisees and $1.5 million in lower franchise fees due to fewer franchise store openings. The lower rental income is principally due to the sale in 2005 and 2006 of 186 sites previously leased to franchisees. These decreases were substantially offset by higher royalty income of $3.5 million as a result of an average same-store sales increase at U.S. franchise Wendy’s restaurants and $0.7 million in gains from the sales of franchise restaurants.

The decrease in Wendy’s franchise revenues for the year-to-date primarily reflects $8.1 million in lower rental income due to fewer properties being leased to franchisees and $1.0 million in lower franchise fees due to fewer franchise store openings. The lower rental income is principally due to the sale in 2005 and 2006 of 186 sites previously leased to franchisees.

The following table summarizes various restaurant statistics for U.S. franchise Wendy’s restaurants for the quarters and year-to-date periods ended July 2, 2006 and July 3, 2005:

	Quarter Ended		Year-to-Date Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Average same-store sales (increase) decrease	1.0%	(3.9)%	(2.0)%	(2.5)%
Franchise restaurants open	4,693	4,652	4,693	4,652

HORTONS

The significant majority of Hortons’ operations are in Canada. The strengthening of the Canadian dollar in 2006 versus 2005 increased amounts reported in U.S. dollars from Hortons on average by approximately 11% in the second quarter and 9% for the year-to-date.

Retail Sales

The increase in Hortons’ retail sales includes the strengthening of the Canadian dollar which accounted for approximately $21 million of the Hortons’ $53.6 million retail sales increase in the second quarter 2006 and approximately $32 million of the $99.7 million increase for the year-to-date. The remaining increase in retail sales primarily reflects higher distribution sales. Excluding the impact of currency, total Hortons’ distribution sales increases for the quarter and year-to-date were $29.8 million, or 20.3%, and $61.8 million, or 22.2%, and include average same-store sales growth and an increase in the number of Hortons’ franchised restaurants serviced.

Franchise Revenues

The increase in Hortons’ franchise revenues over the prior year includes the strengthening of the Canadian dollar which accounted for approximately $11 million of the $25.3 million increase in the quarter and approximately $17 million of the $43.3 million increase in the year-to-date. Excluding the impact of the stronger Canadian dollar, Hortons’ rents and royalties increased a combined $10.3 million in the quarter and $21.6 million year-to-date, primarily reflecting positive average same-store sales growth in Hortons’ franchise restaurants and an increase in the number of franchise restaurants open. In addition, Hortons’ franchise fees increased a combined $4.8 million in the quarter and $6.1 million year-to-date, reflecting higher franchise openings. At July 2, 2006, total Hortons restaurants franchised were 2,820 versus 2,656 at July 3, 2005.

DEVELOPING BRANDS

Developing Brands includes Baja Fresh and Cafe Express.

Retail Sales

The decrease in retail sales in 2006 for Developing Brands primarily reflects an average same-store sales decrease of 6.3% for the quarter and 5.4% year-to-date for Baja Fresh company operated units. At July 2, 2006 and July 3, 2005, total Baja Fresh company operated restaurants open were 143 and 146, respectively, and there were 19 Cafe Express restaurants open in both years.

Franchise Revenues

Baja Fresh comprises all of the Developing Brands franchise revenues as Cafe Express does not have franchised restaurants. The decrease in franchise revenues versus the prior year was primarily due to an average same-store sales decrease at franchise restaurants of 4.7% for the quarter and 3.9% year-to-date and lower franchise fees due to fewer store openings. There were 155 Baja Fresh franchise restaurants at July 2, 2006 compared to 157 at July 3, 2005.

COST OF SALES, COMPANY RESTAURANT OPERATING COSTS, AND OPERATING COSTS

(in thousands)

	Quarter Ended				Change From Prior Year
	July 2, 2006	% of Total	July 3, 2005	% of Total	Dollars	Percentage
Cost of sales
Wendy’s	$330,314	61.2%	$336,125	66.5%	$(5,811)	(1.7)%
Hortons	180,337	33.4%	137,913	27.3%	42,424	30.8%
Developing Brands*	28,887	5.4%	31,497	6.2%	(2,610)	(8.3)%

	$539,538	100.0%	$505,535	100.0%	$34,003	6.7%

Company restaurant operating costs
Wendy’s	$147,371	84.5%	$147,771	85.6%	$(400)	(0.3)%
Hortons	9,685	5.6%	8,639	5.0%	1,046	12.1%
Developing Brands*	17,298	9.9%	16,213	9.4%	1,085	6.7%

	$174,354	100.0%	$172,623	100.0%	$1,731	1.0%

Operating costs
Wendy’s	$14,363	24.0%	$4,927	13.4%	$9,436	191.5%
Hortons	45,443	76.0%	31,926	86.6%	13,517	42.3%
Developing Brands*	0	0.0%	0	0.0%	0	0.0%

	$59,806	100.0%	$36,853	100.0%	$22,953	62.3%

	Year-to-Date Ended				Change From Prior Year
	July 2, 2006	% of Total	July 3, 2005	% of Total	Dollars	Percentage
Cost of sales
Wendy’s	$645,833	61.8%	$659,708	67.1%	$(13,875)	(2.1)%
Hortons	342,443	32.8%	262,737	26.7%	79,706	30.3%
Developing Brands*	57,070	5.4%	61,005	6.2%	(3,935)	(6.5)%

	$1,045,346	100.0%	$983,450	100.0%	$61,896	6.3%

Company restaurant operating costs
Wendy’s	$297,069	84.9%	$292,360	85.4%	$4,709	1.6%
Hortons	18,536	5.3%	16,495	4.8%	2,041	12.4%
Developing Brands*	34,462	9.8%	33,438	9.8%	1,024	3.1%

	$350,067	100.0%	$342,293	100.0%	$7,774	2.3%

Operating costs
Wendy’s	$34,174	28.4%	$9,810	13.4%	$24,364	248.4%
Hortons	85,983	71.6%	63,225	86.6%	22,758	36.0%
Developing Brands*	0	0.0%	0	0.0%	0	0.0%

	$120,157	100.0%	$73,035	100.0%	$47,122	64.5%

*	Developing Brands includes Baja Fresh and Cafe Express.

WENDY’S

Cost of Sales

Wendy’s cost of sales includes food, paper and labor costs for company operated restaurants and the cost of goods sold to franchisees from Wendy’s bun baking facilities. Of the total Wendy’s domestic company operated restaurant cost of sales shown in the previous tables, domestic Wendy’s comprised approximately 87% in each period presented, while the remainder primarily represented Wendy’s of Canada.

Domestic Wendy’s company operated restaurant cost of sales decreased to 60.4% of domestic Wendy’s company restaurant retail sales in second quarter 2006 compared to 62.0% in 2005 and decreased to 61.5% for year-to-date 2006 versus 62.2% in the prior year. The decreases in the quarter and year-to-date reflect lower commodity costs, primarily beef, and favorable impacts from sales mix changes. Domestic Wendy’s labor costs, as a percent of domestic Wendy’s company restaurant retail sales, decreased 0.2% in the quarter and increased 0.5% for the year-to-date 2006 versus 2005. The decrease in the quarter primarily reflects the favorable impact from the closure of lower volume stores in 2005, an average same-store sales increase in company operated restaurants and productivity improvements. The higher percentage in the year-to-date period primarily reflects the de-leveraging impact of lower average same-store sales.

Company Restaurant Operating Costs

Wendy’s company restaurant operating costs include costs necessary to manage and operate restaurants, except cost of sales and depreciation. Of the total Wendy’s company restaurant operating costs shown in the previous tables, domestic Wendy’s comprised approximately 90% in each period presented, while the remainder primarily represented Wendy’s of Canada.

The $0.4 million decrease in Wendy’s company restaurant operating costs in the quarter includes the impact of $4.0 million in lower group insurance reserves due to lower claims experience, partially offset by $1.7 million in higher utilities, $1.6 million in higher other insurance costs and approximately $1 million due to the strengthening of the Canadian dollar.

For the year-to-date, the $4.7 million increase in Wendy’s company restaurant operating costs includes $4.8 million in higher utilities, $1.0 million in higher store supplies and approximately $2 million due to the strengthening of the Canadian dollar. These increases were partially offset by the impact of $4.0 million in lower group insurance reserves due to lower claims experience.

As a percentage of retail sales, domestic Wendy’s company restaurant operating costs were even with the prior year in the quarter at 28.3%, and increased 1.0% in the year-to-date period to 29.6%, primarily reflecting the year-to-date de-leveraging impact of lower domestic average same-store sales.

Operating Costs

Wendy’s operating costs were $9.4 million higher in the quarter and $24.4 million higher for the year-to-date, primarily reflecting a special contribution to WNAP of $10.0 million in the quarter and $25.0 million for the year-to-date. Wendy’s operating costs also include rent expense and other costs related to properties subleased to franchisees and costs related to operating and maintaining Wendy’s bun baking facilities.

HORTONS

Cost of Sales

Hortons’ cost of sales includes food, paper and labor costs for company operated restaurants, and the cost of goods sold to franchisees from Hortons’ distribution warehouses. The increase in Hortons’ cost of sales includes the strengthening of the Canadian dollar which accounted for approximately $16 million of the $42.4 million increase for the quarter and approximately $24 million of the $79.7 million increase year-to-date.

Excluding the impact of the stronger Canadian dollar, distribution cost of sales increased $23.0 million to $157.2 million in the quarter, and increased $47.7 million to $298.6 million year-to-date. The increase in both the quarter and year-to-date includes additional sales to franchisees due to higher average sales per restaurant and an increased number of restaurants serviced. Cost of sales for company operated units and restaurants consolidated according to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R increased $3.5 million in the quarter and $7.6 million in the year-to-date, primarily reflecting a higher number of restaurants consolidated under FIN No. 46R.

Company Restaurant Operating Costs

Hortons’ company restaurant operating costs include costs necessary to manage and operate Canadian and U.S. restaurants, except cost of sales and depreciation. The increase in Hortons’ company restaurant operating costs in both the quarter and year-to-date include the impact of a stronger Canadian dollar, as well as a slight increase in company restaurants open and restaurants consolidated according to FIN No. 46R.

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

Of the $13.5 million increase in Hortons’ operating costs in the quarter and the $22.8 million increase year-to-date, approximately $4 million and $6 million, respectively, relates to the strengthening of the Canadian dollar. Excluding the impact of the stronger Canadian dollar, the cost of operating and maintaining the distribution warehouses increased $3.7 million in the quarter and $8.0 million year-to-date, due primarily to the opening of a larger distribution facility in Canada. Also excluding the impact of the stronger Canadian dollar, total Hortons’ rent expense increased $1.7 million in the quarter and $3.8 million year-to-date, reflecting growth in the number of properties leased and then subleased to franchisees and increased percentage rent as a result of higher sales. Total Hortons’ franchise sale equipment costs were $3.9 million higher in the quarter and $4.5 million higher year-to-date, reflecting a higher number of franchise openings.

DEVELOPING BRANDS

Cost of Sales and Company Restaurant Operating Costs

Baja Fresh comprises the significant majority of both the total Developing Brands cost of sales and company restaurant operating costs. The decrease in 2006 Developing Brands cost of sales from 2005 primarily reflects an average same-store sales decrease in Baja Fresh company operated restaurants of 6.3% for the quarter and 5.4% for the year-to-date. The increase in Developing Brands company restaurant operating costs primarily reflects higher utility and rental costs for both the quarter and year-to-date periods, and higher advertising costs for the year-to-date period.

CONSOLIDATED

General and Administrative Expenses

Consolidated general and administrative expenses increased $8.4 million, or 11.4%, to $81.6 million for the quarter and $15.0 million, or 10.1%, to $164.1 million year-to-date. As a percent of revenues, general and administrative expenses compared to prior year were 0.2% higher in the quarter, at 7.9%, and 0.3% higher year-to-date, at 8.4%.

Included in the increase in the quarter and year-to-date is approximately $2 million and $3 million, respectively, due to a stronger Canadian dollar, and $1.7 million and $1.4 million in the quarter and year-to-date, respectively, in incremental pretax employee stock compensation expense. The increase in stock compensation expense reflects the acceleration of restricted stock unit awards for Tim Hortons employees leading up to the planned spin-off of Tim Hortons (in accordance with SFAS No. 123R “Share-Based Payment”). General and administrative expenses also included the impact of incremental expenses at Hortons as it prepares to become a standalone public company. These incremental expenses totaled $1.8 million in the quarter and $2.8 million year-to-date. The increase in the quarter also includes higher performance-based bonuses of $2.9 million, while the increase year-to-date also includes $2.5 million in higher consulting fees and $1.4 million for certain IPO expenses.

Goodwill and Other Intangible Impairment Charges

During the second quarter of 2006, as a result of continuing poor sales performance at Baja Fresh and the Company’s consideration of strategic alternatives for the Baja Fresh business, the Company tested goodwill of Baja Fresh for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and tested other intangibles in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” using the held and used model, and recorded a Baja Fresh goodwill pretax impairment charge of $46.9 million ($46.1 million after-tax) and an impairment charge of $25.8 million ($16.0 million after-tax) related to the Baja Fresh trade name. The impairment charges reflect continuing declining sales and overall performance of the Baja Fresh brand in the first half of 2006 as well as the Company’s consideration of strategic alternatives for the Baja Fresh business. The amount of the charges was determined using a probability-based approach using discounted cash flows and market data. Both the trade name and goodwill impairment charges are included in the goodwill and intangible impairment charges line of the Consolidated Condensed Statements of (Loss) Income. Baja Fresh is included in the Developing Brands segment.

Other (Income) Expense, Net

Other (income) expense, net includes income from equity investments in joint ventures and other minority investments that are considered to be an integrated part of business operations and other amounts that are not directly derived from the Company’s primary businesses. Other amounts include expenses related to store closures, sales of properties to non-franchisees, asset impairments and reserves for legal issues.

The following is a summary of other (income) expense, net for each of the periods indicated (in thousands):

	Quarter Ended		Year-to-Date Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Restructuring costs	$27,348	$0	$28,998	$0
Asset impairments	52,367	0	53,173	0
Equity investment income	(5,763)	(4,203)	(11,174)	(8,422)
Net (gain) loss from property dispositions	612	(519)	(4,180)	(891)
Other, net	3,486	1,155	2,653	1,778

Other (income) expense, net	$78,050	$(3,567)	$69,470	$(7,535)

In the first quarter of 2006, the Company announced its plans to reduce costs $100 million in 2007. In order to accomplish this, the Company offered a voluntary enhanced retirement plan to certain full-time employees who were 55 years of age and had at least 10 years of service. Benefits primarily included severance and healthcare coverage. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the Company recorded a $14.5 million charge related to the individuals that accepted the offer. Approximately $14.2 million of the early retirement benefits will be paid in a lump sum in the third and fourth quarters of 2006. The remainder represents additional stock compensation expense for unvested restricted stock units resulting from the acceleration of vesting to the employees’ retirement dates, in accordance with the stock compensation plan. The Company will recognize additional equity compensation expense of approximately $2 million and $0.2 million in the third and fourth quarters of 2006, respectively.

Also in the second quarter of 2006, the Company initiated a reduction in force, also intended to contribute to the $100 million of cost reductions. In accordance with SFAS No. 112, “Employers’ Accounting for Postemplovment Benefits”, the Company recorded severance and related costs of $8.0 million related to this reduction in force. The Company also incurred $3.1 million of severance costs related to certain key executives who left the Company in the second quarter of 2006. Substantially all of the $11.1 million of costs will be paid beginning in the third quarter of 2006 and continue through 2007. Approximately $1 million of these costs represents additional stock compensation expense related to the modification of stock-based equity awards.

In addition to the severance-related costs above, the Company also incurred professional fees of $0.8 million and $2.6 million for the quarter and year-to-date periods ending July 2, 2006, respectively, in connection with its cost reduction initiatives, of which $2.2 million have been paid to date.

The asset impairments in both the quarter and year-to-date primarily reflect $49.8 million in charges recorded for the impairment of Baja Fresh fixed assets as well as certain Wendy’s real estate properties. In accordance with SFAS No. 144, during the quarter ended July 2, 2006, as a result of continuing poor sales performance at Baja Fresh and the Company’s consideration of strategic alternatives for the Baja Fresh business, the Company recognized pretax fixed asset charges of $49.8 million ($30.9 million after-tax), which were based on fair value estimates using a probability-based approach using discounted cash flows of the markets and market data.

The increase in equity investment income in both the quarter and year-to-date periods primarily reflects higher equity income from Hortons’ joint venture with IAWS Group plc. The increase in the year-to-date net gain from property dispositions primarily reflects $4.4 million in additional pretax gains from the sale of Wendy’s real estate properties. The increase in “other, net” reflects higher legal reserves.

Interest Expense

Interest expense increased $3.4 million in the quarter and $4.5 million year-to-date, primarily reflecting expense incurred on the $500 million Canadian dollar senior bank facility entered into by Hortons in the first quarter of 2006, of which $200 million Canadian dollars was repaid in May 2006.

Interest Income

Interest income increased $13.5 million in the quarter and $16.5 million year-to-date, primarily reflecting interest earned on the proceeds from the Hortons’ IPO and the Hortons’ net $300 million Canadian dollar borrowings that occurred in the first quarter.

Income Taxes

The effective income tax rate for the quarter ended July 2, 2006 was a 35.4% benefit, compared to a 33.7% expense for the comparative period ended July 3, 2005. The change in the effective tax rate primarily reflects the impact of the Baja Fresh goodwill impairment of $46.9 million, the majority of which was not deductible for tax purposes, substantially offset by the resolution of certain Hortons’ tax audits, which resulted in a benefit of approximately $11 million. The effective income tax rate for the year-to-date period ended July 2, 2006 was a 7.8% benefit compared to a 34.5% expense for the comparative period ended July 3, 2005. The change in the year-to-date effective tax rate primarily reflects the factors above as well as the first quarter 2006 reversal of $5.0 million in Canadian withholding taxes originally accrued for intercompany cross-border dividends that, because of the Hortons’ IPO and related capital restructuring, are no longer expected to be paid (compared to $1.1 million accrued for Canadian withholding taxes for the quarter ended April 3, 2005). The year-to-date 2006 effective tax rate was also favorably impacted by $3.8 million in permanent differences for losses on certain hedging transactions, $2.0 million in deferred state income taxes previously accrued that are no longer expected to be paid due to other favorable treatments related to Canadian distributions and also due to a growing portion of the Company’s pretax income being derived from Canada (at a lower tax rate).

Tim Hortons Inc. Minority Interest

The Tim Hortons Inc. minority interest reflects the IPO of 17.25% of Hortons in first quarter 2006.

COMPREHENSIVE INCOME

Other comprehensive income (expense) is primarily comprised of translation adjustments related to fluctuations in the Canadian dollar and activity related to the Company’s net investment hedges. There was a strengthening in the Canadian dollar during the second quarter and year-to-date period of 2006 and a weakening in the Canadian dollar during the second quarter and year-to-date period of 2005. Offsetting the second quarter and year-to-date period 2006 strengthening in the Canadian dollar was a $6.7 million and $4.4 million loss, net of taxes of $3.8 million and $2.5 million, respectively, related to the settlement of the Company’s hedge of certain net investment positions. These after-tax losses are included in the 2006 second quarter and year-to-date translation adjustments component of other comprehensive income (expense). At the end of the second quarter 2006, the Canadian exchange rate was $1.12 versus $1.17 at April 2, 2006 and $1.16 at January 1, 2006. At the end of the second quarter 2005, the Canadian exchange rate was $1.24 versus $1.22 at April 3, 2005 and $1.20 at January 2, 2005.

FINANCIAL POSITION

Overview

The Company generates considerable cash flow each year from net income excluding depreciation and amortization. The main recurring requirement for cash is capital expenditures. The Company generally generates cash from operating activities in excess of capital expenditure requirements. Share repurchases are part of the ongoing financial strategy utilized by the Company, and normally these repurchases come from cash on hand and the cash provided by option exercises. Both the cash provided from option exercises and the cash used for share repurchases should decrease in the future as the Company implements its equity compensation program which features restricted stock and restricted stock units (“restricted shares”). The Company increased its dividend payment rate by 12.5% in the first quarter of 2005 and 25% in the third quarter of 2005, after increasing the rate by 100% in 2004.

Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt as BB+ and Ba2, respectively. The Company’s current interest expense is dependent on its credit rating only in relation to its $200 million U.S. dollar unsecured revolving credit facility. The Company currently has a $500 million shelf registration and $200 million line of credit, both of which are unused. The Company also has a commercial paper program, under which approximately $35 million was borrowed and repaid during the first quarter of 2006.

On February 28, 2006, Hortons entered into a five year senior bank facility with a syndicate of Canadian and U.S. financial institutions that comprises a $300 million Canadian dollar term loan facility; a $200 million Canadian dollar revolving credit facility (which includes $15 million in overdraft availability); and a $100 million U.S. dollar revolving credit facility. In addition, on February 28, 2006, Hortons entered into a non-revolving $200 million Canadian dollar bridge loan facility which was fully repaid and subsequently terminated on May 3, 2006.

On March 29, 2006, the Company completed an IPO of THI, the parent company of the business reported as the Hortons’ segment. Total shares of 33.4 million were offered at an initial per share price of $23.162 ($27.00 Canadian). The shares sold in the IPO represent 17.25% of total THI shares. The Company with its Board of Directors is currently analyzing ways to utilize the net IPO proceeds of $716.8 million, including investments in the Wendy’s business and returning value to shareholders.

Comparative Cash Flows

Cash flows from operations were $76.4 million compared to $163.4 million for the prior year. The 2006 decrease was primarily due to higher tax payments of $49.2 million, tax benefits of $25.5 million related to equity award grants which were reclassified from cash from operations to financing activities in accordance with SFAS No. 123R “Share Based Payment” and decreases in working capital related to the timing of receipts and disbursements. In addition, the Company paid $28.0 million to settle certain forward currency contracts that were entered into in 2005.

Net cash used in investing activities totaled $91.2 million year-to-date 2006 compared to $141.6 million in 2005. The $50.4 million decrease in net cash used in 2006 reflects an increase in proceeds from property dispositions of $32.3 million due to the disposition of 36 company operated Wendy’s restaurants and the sale of other properties to third parties and franchisees. In addition, capital expenditures decreased by $19.3 million due to lower Wendy’s and Baja Fresh store development. Payments received on notes receivable decreased $4.3 million versus 2005, primarily reflecting the payoff of a franchisee note in the amount of $3.5 million in first quarter 2005.

Financing activities provided cash of $848.2 million in year-to-date 2006 compared to $17.6 million in 2005. The increase in 2006 includes proceeds of $716.9 million related to the Hortons’ IPO, Hortons’ proceeds from the issuance of debt, net of issuance costs, of $474.8 million, and an increase of $34.7 million relating to a higher number of employee stock option exercises and stock-based compensation tax benefits of $25.5 million. Offsetting these increases were higher outflows of $218.9 million relating to the repurchase of the Company’s common stock, a $191.6 million increase in principal payments on debt obligations primarily reflecting Hortons repayment of its $200 million Canadian bridge facility in May 2006, and higher dividend payments of $9.0 million, reflecting a 25% increase in the Company’s dividend rate in the third quarter of 2005. First quarter 2006 commercial paper borrowings of $35.0 million were repaid in the first quarter 2006.

Liquidity and Capital Resources

Cash flow from operations, cash and investments on hand, possible asset sales, cash available through existing revolving credit agreements and the possible issuance of securities should provide for the Company’s projected short-term and long-term cash requirements, including cash for capital expenditures, potential share repurchases, dividends, repayment of debt, future acquisitions of restaurants from franchisees or other corporate purposes.

In January 2006, the Company acquired 3.75 million shares in an accelerated share repurchase (“ASR”) for an initial value of $207.0 million or $55.21 per share. The initial price paid under the accelerated share repurchase agreement was subject to a future contingent-purchase price adjustment based on the weighted average repurchase price through March 23, 2006. As a result of the contingent-purchase price adjustment, the Company paid in the first quarter of 2006 an additional $13.1 million to settle the ASR. As of July 2, 2006, approximately $900 million remained under the common share repurchase authorization as approved by the Company’s Board of Directors, including an additional $1 billion authorization in the third quarter of 2005. Generally, the Company’s objective in its share repurchase program is to offset the dilution impact of the Company’s equity compensation program. Since 1998 and through July 2, 2006, the Company has repurchased 46.2 million common and other shares exchangeable into common shares for approximately $1.3 billion. In the last five years, the Company has returned more than $1 billion to shareholders in the form of share repurchase and dividends.

The Company has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to issue up to $500 million of securities. No securities under this filing have been issued. On March 1, 2006, the Company entered into a new $200 million unsecured revolving credit facility, which expires on March 1, 2008 and which replaced the Company’s previous $200 million revolving credit facility entered into in 2003. The new revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio, and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The facility matures on March 1, 2008. The Company’s Senior Notes and debentures also have limits on liens that can be placed on the Company’s assets and limits on sale leaseback transactions. At July 2, 2006, the Company was in compliance with its covenants under the revolving credit facility and the limits of its Senior Notes and debentures. The Company also has a commercial paper program, none of which was outstanding at July 2, 2006.

On February 28, 2006, Hortons entered into an unsecured five year senior bank facility with a syndicate of Canadian and U.S. financial institutions that comprises a $300 million Canadian dollar term loan facility; a $200 million Canadian dollar revolving credit facility (which includes $15 million in overdraft availability); and a $100 million U.S. dollar revolving credit facility (together referred to as the “senior bank facility”). The facility matures on February 28, 2011. The Canadian and U.S. dollar revolving credit facilities are undrawn, except for approximately $2 million being used on the Canadian facility to support standby letters of credit, and are for general corporate purposes. The new Canadian revolving credit facility replaced the existing $25 million Canadian dollar facility except for approximately $2 million used to support standby letters of credit which will remain in place until expiration of the respective letters of credit. On February 28, 2006, Hortons entered into an unsecured non-revolving $200 million Canadian dollar bridge loan facility. The bridge loan facility was repaid on May 3, 2006 and was terminated as a result of the voluntary prepayment. The senior bank facility contains various covenants which, among other things, require the maintenance of two financial ratios—a consolidated maximum total debt to earnings before interest, tax, depreciation and amortization (“EBITDA”) ratio and a minimum fixed charge coverage ratio. Hortons was in compliance with these ratios as of July 2, 2006. The senior bank facility also contains certain covenants that limit the ability of Hortons to incur indebtedness, create liens, merge with other entities, sell assets, make restricted payments, make certain investments, loans, advances or acquisitions, change the nature of its business, enter into transaction with affiliates and restrict dividends or enter into certain restrictive agreements.

On April 24, 2006, with an effective date of February 28, 2006, Hortons entered into an amendment of its senior bank facility. Also on April 24, 2006, with an effective date of February 28, 2006, Hortons entered into an amendment of its bridge loan facility. Each of these amendments corrected, on substantially similar terms, a drafting error in the original agreements by revising the timing of the application of the debt covenant thresholds to be consistent with the period during which Hortons is permitted to repay certain intercompany debt. No additional changes were made to the credit facilities. Lender approval was obtained for both amendments, with no additional fees (other than the payment of customary expenses incurred in connection with the drafting of the amendments) to Hortons or any of its subsidiaries as a result of the amendments.

In December 2005, the Company repaid the $100 million 6.35% Notes that were due December 15, 2005, using existing cash. The Company does not have future significant term-debt maturities until 2011. The Company believes it will be able to pay or refinance its debt obligations as they become due based on its strong financial condition and sources of cash described above.

Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt as BB+ and Ba2 respectively. The ratings were recently reduced and are considered below investment grade. As a result, the Company would likely incur an increase in borrowing costs if it were to enter into new borrowing arrangements and may not be able to access the capital markets through its commercial paper program. If the rating should continue to decline, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include, among other things, sales and cost trends, the Company’s cash position, cash flow, capital expenditures, the Hortons’ spin-off and stability of earnings.

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

The Company intends to remain focused on established long-term operational strategies of exceeding customer expectations, fostering a performance-driven culture, delivering a balanced message of brand equity plus value in marketing, and growing a healthy restaurant system. The Company also expects to take steps to further enhance its emphasis on operational excellence and the needs of Wendy’s outstanding franchisees. The Company believes its success depends on providing everyday value, quality and variety, not price discounting. As a result, the Company provides a variety of menu choices and will continue to evaluate and introduce new products to meet the trends and desires of its customers. Management believes in reinvesting in its restaurants to maintain a fresh image, providing convenience for its customers and increasing the overall efficiency of restaurant operations. The goal of these strategies is to increase average sales over time, primarily through greater customer traffic in the restaurants. The Company intends to effectively manage corporate and field-level costs to control overall general and administrative expense. In this regard, the Company has announced in 2006 a target for annual cost savings of $100 million in 2007.

The Company also continues to execute its integrated Financial Strategy announced in 2004 that includes a focus on a dividend policy, continued share repurchases, an equity-based compensation program for employees and directors that features restricted shares and stock ownership guidelines for Company officers. Beginning with the dividend paid on November 21, 2005, the Board of Directors authorized a 25% increase in the Company’s annual dividend payment rate per share from $.54 to $.68. On July 27, 2006, the Company announced that the Board of Directors had approved a quarterly dividend of $0.17, payable on August 21, 2006 to shareholders of record as of August 7, 2006. In an effort to further align employee and shareholder goals, the Company also established stock ownership guidelines which include requiring officers to hold Company stock and in-the-money stock options equal to their annual base salary, and the named executive officers, as established in the proxy statement, to hold Company stock and in-the-money stock options equal to three times their annual base salary.

In the long term, new restaurant development will continue to be important to the Company. The Company intends to grow responsibly, focusing on the markets with the best potential for sales and return on investment. A total of 126 new restaurants were opened systemwide in the first half of 2006. Current plans call for 305 to 355 new company and franchise restaurants to open in 2006, subject to the continued ability of the Company and its franchisees to complete permitting, comply with other regulatory requirements for the completion of stores and to obtain financing for new restaurant development. Wendy’s will continue its investment in remodeling and maintenance of existing stores. The 2006 new restaurant opening outlook includes a 31% to 43% decline in Wendy’s store openings and a 50% or more decline in Developing Brands reflecting the recent underperformance in Wendy’s and Baja Fresh.

The 2006 new store openings for Hortons is substantially in line with 2005. The new unit openings will be concentrated in the Wendy’s North America and Hortons Canada markets. Development for 2006 and 2005 is summarized in the chart below:

	Second Quarter 2006	Second Quarter 2005	Year-to-date 2006	Year-to-date 2005	Full Year 2006 Outlook
Wendy’s	38	46	67	91	120 - 145
Hortons	30	23	57	46	180 - 200
Developing Brands	1	5	2	14	5 - 10

Totals	69	74	126	151	305 - 355

In addition to its other initiatives, the Company may also evaluate potential mergers, acquisitions, joint venture investments, alliances, vertical integration opportunities and divestitures that could add to the Company’s long-term earnings growth.

Resignation of Chief Executive Officer

In April 2006 the Company announced that the Board of Directors elected Kerrii B. Anderson as interim Chief Executive Officer and President of the Company and also elected long-time Board member James V. Pickett as its Chairman. These actions followed the decision of John T. Schuessler, the Company’s former Chairman and CEO, to retire from Wendy’s after more than 30 years with the organization. Mrs. Anderson has served as Executive Vice President, Chief Financial Officer and a Board member since 2000. Mr. Pickett has been a Wendy’s director since 1982, has been Wendy’s lead director and is Chairman of the Nominating and Corporate Governance Committee. The Board has retained a national firm to conduct a search for a permanent CEO.

Wendy’s

The Company has announced several initiatives intended to improve the profitability of the Wendy’s brand. These initiatives include:

•	Closing underperforming U.S. company operated restaurants that were negatively impacting profits and returns. In 2005, the Company closed 47 underperforming restaurants resulting in a pretax charge of $12.0 million. In the first half of 2006, the Company closed 7 underperforming restaurants near the end of their lease term resulting in minimal charges.

•	Improving restaurant level economics by driving increases in average same-store sales by more than 3% annually and increasing restaurant level profit margins.

•	Pursuing the sale of owned sites that were leased to franchisees. In 2005, the Company completed the sale of 171 sites for approximately $164 million in cash proceeds and recorded a pretax gain of $62.7 million. In 2006, the Company completed the sale of 15 sites for approximately $17.1 million in net proceeds and recorded a pretax gain of $6.0 million.

•	Slowing new company store development, which has averaged approximately 70 units over the past four years, to a range of 35 to 40 beginning in 2006. The Company is adjusting its development plan due to rising real estate and building costs and profit margin pressure and to focus on improving restaurant level economics. Slowing new company store development is expected to reduce annual capital expenditures by $20 to $30 million. In the first two quarters of 2006, the Company opened 21 new company restaurants.

•	Rebalancing the mix of U.S. and Canada company operated and franchised stores by pursuing the sale of certain stores to franchisees that are primarily in areas where it is not efficient for the Company to operate. Through these sales, the Company plans to lower the mix of U.S. company operated stores over the next two to three years from 22% to a range of 15-18%. As part of this initiative, in the first two quarters of 2006, the Company completed the sale of 41 company stores to franchisees.

•	Reducing costs in anticipation of a full spin-off of Hortons. The Company has announced a target for annual cost savings of $100 million in 2007. The Company plans to begin implementing elements of the cost reduction program in the second half of 2006. Certain restructuring costs will be incurred as a result of this program, most of which were recorded in the second quarter of 2006.

Hortons

In March 2006, the Company completed the initial public offering of 17.25% of Tim Hortons’ shares and announced its intention to spin-off the remaining 82.75% of Hortons common stock that it owns by December 31, 2006. Factors leading to the decision to pursue a Hortons IPO and spin-off include significant unit growth and average same-store sales improvements of more than 7% per year since 2000, Hortons’ improved ability to internally fund its growth, Hortons’ success with several vertical integration initiatives, including its par-baking initiative with its joint venture partner, and improved performance of the Hortons U.S. operations. The Company reflects the 17.25% minority interest in its financial statements which effectively reduces the Company’s net income by that amount.

On June 27, 2006, the Company confirmed its intent to spin-off to current Wendy’s shareholders the 160.0 million shares of Hortons that the Company currently owns. The Company is targeting October 1, 2006 to complete the Tim Hortons spin-off, assuming it has received from the Internal Revenue Service a satisfactory ruling on the tax-free status of the distribution by that time.

Developing Brands

The Company’s Developing Brands segment consists of Baja Fresh and Cafe Express. Baja Fresh is in the Mexican segment of fast-casual restaurants and currently represents about 5% of the Company’s revenues. In March 2006, the Company announced it is exploring strategic alternatives for its Baja Fresh business. In 2004 and 2005, Baja Fresh was not profitable due primarily to declining average same-store sales. In the second quarter 2006 the Company tested goodwill, other intangible assets and fixed assets for impairment and recorded pretax $122.5 million ($93.0 million after-tax) in impairment charges for Baja Fresh. The impairment charges reflect continuing declining sales and overall Baja Fresh financial performance. Similar to Baja Fresh, Cafe Express is an evolving concept targeting to improve its unit level economics and position itself for future growth. Currently, Cafe Express is not profitable.

2006 Earnings Guidance

In February 2006, the Company stated its 2006 anticipated operating income growth to be in the range of 10% to 13%, from $377 million reported in 2005 to a range of $415 to $425 million in 2006, and anticipated 2006 revenue growth to be 7% to 8% over 2005. These anticipated growth rates did not include an IPO or spin-off of Hortons, restructuring charges or Baja Fresh impairments. The Company reported a revenue increase of 8.3% and 6.3% in the quarter and year-to-date period ended July 2, 2006, respectively. The Company reported an operating loss and a lower operating income in the quarter and year-to-date period ended July 2, 2006, respectively, primarily due to Baja Fresh impairment charges of $122.5 million and $27.3 million in restructuring costs incurred in the second quarter of 2006. In addition, the Wendy’s brand financial performance has been below expectations during the first half of 2006. Both 2006 operating income and EPS will be very dependent on the performance of the Wendy’s brand, cost savings realized and potential related restructuring charges, the timing of the planned spin-off of Hortons and the possible repurchase of common shares of the Company. The IPO and the planned spin-off of Hortons and recent increases in the Company’s dividend have been initiated to enhance total return to shareholders.

March 2006 Agreement

The Company entered into an agreement with Trian Fund Management, L.P. and affiliates and Sandell Asset Management Corp. and affiliates on March 2, 2006. Pursuant to the agreement, among other things, the Company agreed to use reasonable best efforts to (i) complete the spin-off of Hortons common stock as soon as practical; (ii) actively explore strategic alternatives with respect to Baja Fresh; (iii) intensify its focus on corporate cost reduction programs to reduce overhead and restaurant operating costs and improve operating profit margins; and (iv) explore the best practicable means of deploying excess cash resulting from the IPO of Hortons. The agreement is attached as Exhibit 10(v) to the Company’s 2005 Form 10-K.

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet” arrangements as of July 2, 2006 as that term is described by the SEC.

Application of Critical Accounting Policy

Prior to January 2, 2006, the Company used the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, because stock options granted prior to January 2, 2006 had no intrinsic value at date of grant, compensation expense related to stock options was recognized using the Black-Scholes method only when stock option awards were modified after the grant date. During the fourth quarter of 2005, the Company accelerated the vesting of all outstanding options, excluding those held by outside directors of the Company. Prior to January 2, 2006, compensation expense recognized related to restricted shares was measured based on the market value of the Company’s common stock on the date of grant. The Company generally satisfies share-based exercises and vesting through the issuance of authorized but previously unissued shares of Company stock. Restricted shares are generally net-settled with new Company shares withheld, and not issued, to meet the employee’s minimum statutory withholding tax requirements.

On January 2, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior periods presented in this Form10-Q have not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted shares is the same for APB Opinion No. 25 and SFAS No. 123R and because substantially all of the Company’s stock option grants were fully vested prior to January 2, 2006, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating income, pretax income or net income. In accordance with SFAS No. 123R, tax benefits received of $25.5 million related to equity award grants that are in excess of the tax benefits recorded on the Company’s Consolidated Condensed Statements of (Loss) Income are classified as a cash inflow in the financing section of the Company’s Consolidated Condensed Statements of Cash Flows. Also in accordance with SFAS No. 123R, the unearned compensation amount previously separately displayed under shareholders’ equity was reclassified during the first quarter of 2006 to capital in excess of stated value on the Company’s Consolidated Condensed Balance Sheets. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

The Company recorded $5.7 million ($3.6 million net of tax) and $7.3 million ($4.6 million net of tax) in stock compensation expense for the quarter and year-to-date periods ending July 2, 2006, respectively. The Company recorded $4.0 million ($2.6 million net of tax) and $5.9 million ($3.8 million net of tax) for the quarter and year-to-date periods ending July 3, 2005, respectively. As of July 2, 2006, total unrecognized compensation cost related to nonvested share-based compensation was $33.3 million and is expected to be recognized over a weighted-average period of 2.3 years.

MARKET RISK

With the exception of the items discussed herein, the Company’s exposure to various market risks remains substantially the same as reported as of January 1, 2006. The Company’s disclosures about market risk are incorporated herein by reference from pages 48 through 50 of the Company’s 2005 Annual Report on Form 10-K filed with the SEC on March 3, 2006.

Foreign Exchange Risk

In the third quarter of 2005, Hortons entered into forward currency contracts that matured in March 2006 to sell Canadian dollars and buy $427.4 million U.S. dollars to hedge the repayment of cross-border intercompany notes being marked-to-market beginning in the third quarter of 2005. Previously, the translation of these intercompany notes was recorded into comprehensive income (expense), rather than in the Condensed Consolidated Statements of (Loss) Income, in accordance with SFAS No. 52, “Foreign Currency Translation”. The fair value unrealized loss on these contracts as of January 1, 2006 was $3.2 million. On the maturity date of March 3, 2006, the Company received $427.4 million from the counterparties and disbursed to the counterparties the U.S. dollar equivalent of $500.0 million Canadian, resulting in a net U.S. dollar cash flow of $13.1 million to the counterparties which is reported in the net cash provided by operating activities line of the Consolidated Condensed Statements of Cash Flows for the year-to-date period ended July 2, 2006. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, during the first quarter of 2006, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes and a $0.8 million gain was recognized as the ineffective portion of the foreign currency contracts.

In the fourth quarter of 2005, Hortons entered into forward currency contracts to sell Canadian dollars and buy $490.5 million U.S. dollars in order to hedge certain net investment positions in Canadian subsidiaries. On the maturity dates in April 2006, Hortons received $490.5 million U.S. from the counterparties and disbursed to the counterparties the U.S. dollar equivalent of $578.0 million Canadian, resulting in a net U.S. dollar cash flow of $14.9 million to the counterparties. Per SFAS No. 95, “Statement of Cash Flows”, the net U.S. dollar cash flow is reported in the net cash provided by operating activities line of the Consolidated Condensed Statements of Cash Flows for the year-to-date period ended July 2, 2006. The fair value unrealized loss on these contracts was $5.0 million, net of taxes of $3.0 million, as of January 1, 2006. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of other comprehensive income (expense) (see Note 6). These forward contracts remained highly effective hedges and qualified for hedge accounting treatment through their maturity. No amounts related to these net investment hedges were reclassified into earnings.

Interest Rate Risk

In connection with the term loan facility, Hortons entered into a $100 million Canadian dollar interest rate swap on March 1, 2006 to help manage its exposure to interest rate volatility. By entering into the interest rate swap, Hortons agreed to receive interest at a variable rate and pay interest at a fixed rate. The interest rate swap essentially fixed the interest rate on one third of the $300 million Canadian dollar term loan facility to 5.175% and matures on February 28, 2011. The interest rate swap is considered to be a highly effective cash flow hedge according to criteria specified in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The fair value unrealized gain on this contract was $0.9 million, net of taxes of $0.5 million, as of July 2, 2006.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

SYSTEMWIDE RESTAURANTS

	As of July 2, 2006	As of April 2, 2006	Increase/ (Decrease) From Prior Quarter	As of July 3, 2005	Increase/ (Decrease) From Prior Year
Wendy’s
U.S.
Company	1,322	1,313	9	1,340	(18)
Franchise	4,693	4,704	(11)	4,652	41

	6,015	6,017	(2)	5,992	23

Canada
Company	148	150	(2)	158	(10)
Franchise	233	230	3	226	7

	381	380	1	384	(3)

Other International
Company	5	5	0	5	0
Franchise	342	343	(1)	346	(4)

	347	348	(1)	351	(4)

Total Wendy’s
Company	1,475	1,468	7	1,503	(28)
Franchise	5,268	5,277	(9)	5,224	44

	6,743	6,745	(2)	6,727	16

Hortons
U.S.
Company	62	63	(1)	67	(5)
Franchise	235	229	6	197	38

	297	292	5	264	33

Canada
Company	40	35	5	32	8
Franchise	2,585	2,576	9	2,459	126

	2,625	2,611	14	2,491	134

Total Hortons
Company	102	98	4	99	3
Franchise	2,820	2,805	15	2,656	164

	2,922	2,903	19	2,755	167

Baja Fresh
U.S.
Company	143	143	0	146	(3)
Franchise	155	156	(1)	157	(2)

Total Baja Fresh	298	299	(1)	303	(5)

Cafe Express
Company	19	19	0	19	0

Total System
Company	1,739	1,728	11	1,767	(28)
Franchise	8,243	8,238	5	8,037	206

	9,982	9,966	16	9,804	178

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the impact of adopting FIN No. 48.

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

This information is incorporated by reference from the section titled “Market Risk” on pages 36 and 37 of this Form 10-Q.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the Company’s repurchases of its common stock for the second quarter ended July 2, 2006:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Period 4 (April 3, 2006 – May 7, 2006)	7,903	$61.40	0	$907,309,101
Period 5 (May 8, 2006 – June 4, 2006)				$907,309,101
Period 6 (June 5, 2006 – July 2, 2006)				$907,309,101

Total	7,903	$61.40	0	$907,309,101

(1)	All shares purchased in period 4 were used to satisfy the Company’s obligation for restricted share net settlements for Canadian employees.

(2)	At the beginning of 2006, approximately $1.1 billion remained under the repurchase authorizations as approved by the Company’s Board of Directors in 2004 and 2005. All authorizations have no expiration date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required to be reported for the Company’s Annual Meeting of Shareholders held April 27, 2006 was previously reported by the Company in its quarterly report on Form 10-Q, for the quarter ended April 2, 2006 and is incorporated by reference herein.

ITEM 6.	EXHIBITS

(a) Index to Exhibits on Page 42.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S INTERNATIONAL, INC. (Registrant)

Date: August 11, 2006	/s/ Kerrii B. Anderson
Kerrii B. Anderson
President and Chief Executive Officer

Date: August 11, 2006	/s/ Brendan P. Foley Jr.
Brendan P. Foley Jr.
Senior Vice President, General Controller and Assistant Secretary

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description	Page No.

10(a)	Settlement Agreement and Release with John M. Deane dated May 31, 2006	Incorporated herein by reference from Exhibit 10 of Form 8-K filed June 6, 2006

10(b)	Form of Retention Agreement	Incorporated herein by reference from Exhibit 10 of Form 8-K filed June 12, 2006

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	43

31(b)	Rule 13a-14(a)/15d-14(a) Certification of General Controller	44

32(a)	Section 1350 Certification of Chief Executive Officer	45

32(b)	Section 1350 Certification of General Controller	46

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	47 – 48

The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instrument do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.