Form 10-Q
period 2006-10-01
WENDYS INTERNATIONAL INC
filed 2006-11-13
CIK 105668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006
Common shares, $.10 stated value	118,014,000 shares
Exhibit index on page 36.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	(In thousands, except per share data)
	Quarter Ended October 1, 2006	Quarter Ended October 2, 2005
Revenues
Retail sales	$550,326	$531,146
Franchise revenues	73,427	77,639

	623,753	608,785

Costs and expenses
Cost of sales	335,979	332,024
Company restaurant operating costs	158,486	146,883
Operating costs	8,323	4,722
Depreciation of property and equipment	31,928	33,040
General and administrative expenses	63,417	52,300
Other (income) expense, net	6,223	(4,234)

Total costs and expenses	604,356	564,735

Operating income	19,397	44,050
Interest expense	(8,872)	(11,156)
Interest income	14,632	1,160

Income from continuing operations before income taxes	25,157	34,054
Income taxes	5,737	14,063

Income from continuing operations	19,420	19,991
Income from discontinued operations	49,748	52,097

Net income	$69,168	$72,088

Basic earnings per common share from continuing operations	$.16	$.17
Basic earnings per common share from discontinued operations	$.43	$.45

Total Basic earnings per common share	$.59	$.62

Diluted earnings per common share from continuing operations	$.16	$.17
Diluted earnings per common share from discontinued operations	$.42	$.44

Total diluted earnings per common share	$.58	$.61

Dividends per common share	$.17	$.135

Basic shares	117,715	115,688

Diluted shares	118,290	117,656

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	(In thousands, except per share data)
	Year-to-Date Ended October 1, 2006	Year-to-Date Ended October 2, 2005
Revenues
Retail sales	$1,608,230	$1,599,640
Franchise revenues	215,012	229,783

	1,823,242	1,829,423

Costs and expenses
Cost of sales	991,465	1,001,530
Company restaurant operating costs	462,093	445,725
Operating costs	42,497	14,531
Depreciation of property and equipment	95,503	98,248
General and administrative expenses	172,818	159,005
Other (income) expense, net	29,258	(10,584)

Total costs and expenses	1,793,634	1,708,455

Operating income	29,608	120,968
Interest expense	(26,753)	(32,418)
Interest income	27,654	2,550

Income from continuing operations before income taxes	30,509	91,100
Income taxes	8,809	36,955

Income from continuing operations	21,700	54,145
Income from discontinued operations	69,585	139,959

Net income	$91,285	$194,104

Basic earnings per common share from continuing operations	$.19	$.47
Basic earnings per common share from discontinued operations	$.59	$1.23

Total Basic earnings per common share	$.78	$1.70

Diluted earnings per common share from continuing operations	$.18	$.47
Diluted earnings per common share from discontinued operations	$.60	$1.20

Total diluted earnings per common share	$.78	$1.67

Dividends per common share	$.51	$.405

Basic shares	116,432	114,324

Diluted shares	117,485	116,293

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	(Dollars in thousands)
	October 1, 2006	January 1, 2006
ASSETS
Current assets
Cash and cash equivalents	$1,162,935	$233,034
Accounts receivable, net	79,236	62,461
Deferred income taxes	52,868	23,847
Inventories and other	33,522	30,068
Advertising fund restricted assets	37,794	35,651
Assets held for disposition	17,542	65,693
Current assets of discontinued operations	7,319	305,812

	1,391,216	756,566

Property and equipment	2,048,457	2,108,906
Accumulated depreciation	(799,164)	(753,199)

	1,249,293	1,355,707

Goodwill	81,864	81,875
Deferred income taxes	3,498	2,855
Intangible assets, net	5,703	8,330
Other assets	122,416	77,426
Non current assets of discontinued operations	32,387	1,157,559

	$2,886,377	$3,440,318

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	(Dollars in thousands)
	October 1, 2006	January 1, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$81,923	$93,095
Accrued expenses:
Salaries and wages	41,360	35,021
Taxes	49,429	61,256
Insurance	57,530	58,147
Other	58,209	34,079
Advertising fund restricted liabilities	33,455	35,651
Current portion of long-term obligations	2,114	2,497
Current liabilities of discontinued operations	11,957	263,606

	335,977	583,352

Long-term obligations
Term debt	525,483	521,800
Capital leases	19,166	18,336

	544,649	540,136

Deferred income taxes	90,893	72,188
Other long-term liabilities	64,352	69,467
Non current liabilities of discontinued operations	5,129	116,586
Commitments and contingencies

Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share,
Authorized: 200,000,000 shares,
Issued: 129,310,000 and 125,490,000 shares, respectively	12,931	12,549
Capital in excess of stated value	1,087,810	405,588
Retained earnings	1,247,282	1,858,743
Accumulated other comprehensive income (expense):
Cumulative translation adjustments and other	13,182	115,252
Pension liability	(1,096)	(1,096)

	2,360,109	2,391,036
Treasury stock at cost:
11,431,000 and 7,681,000 shares, respectively	(514,732)	(294,669)
Unearned compensation – restricted stock	0	(37,778)

	1,845,377	2,058,589

	$2,886,377	$3,440,318

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	(In thousands)
	Year-to-Date Ended October 1, 2006	Year-to-Date Ended October 2, 2005
Net cash provided by operating activities from continuing operations	$124,223	$151,553
Net cash provided by operating activities from discontinued operations	131,417	170,674

Net cash provided by operating activities	255,640	322,227

Cash flows from investing activities
Proceeds from property dispositions	57,576	29,282
Capital expenditures	(91,122)	(135,083)
Acquisition of franchises	(5,585)	(5,351)
Principal payments on notes receivable	395	6,001
Investments in joint venture and other investments	(1,155)	(2,583)
Other investing activities	(1,017)	(2,255)

Net cash used in investing activities from continuing operations	(40,908)	(109,989)
Net cash used in investing activities from discontinued operations	(110,933)	(112,832)

Net cash used in investing activities	(151,841)	(222,821)

Cash flows from financing activities
Proceeds from issuance of debt, net of issuance costs	34,996	0
Excess stock-based compensation tax benefits	27,720	0
Proceeds from employee stock options exercised	119,014	158,096
Repurchase of common stock	(220,548)	(99,544)
Principal payments on debt obligations	(36,832)	(27,048)
Dividends paid on common shares	(59,636)	(46,343)

Net cash used in financing activities from continuing operations	(135,286)	(14,839)
Net cash provided by (used in) financing activities from discontinued operations	796,808	(527)

Net cash provided by (used in) financing activities	661,522	(15,366)

Effect of exchange rate changes on cash from continuing operations	501	411
Effect of exchange rate changes on cash from discontinued operations	4,412	2,683

Net increase in cash and cash equivalents	770,234	87,134

Cash and cash equivalents at beginning of period	233,034	64,720
Add: Cash and cash equivalents of discontinued operations at beginning of period	160,207	112,029
Net increase in cash and cash equivalents	770,234	87,134
Less: Cash and cash equivalents of discontinued operations at end of period	(540)	(110,157)

Cash and cash equivalents at end of period	$1,162,935	$153,726

Supplemental disclosures:
Interest paid from continuing operations	$18,311	$21,699
Interest paid from discontinued operations	16,893	4,903
Income taxes paid from continuing operations	3,751	13,554
Income taxes paid from discontinued operations	107,151	68,263
Capitalized lease obligations incurred from continuing operations	1,432	1,517
Capitalized lease obligations incurred from discontinued operations	3,854	4,364
Dividend of THI net assets in conjunction with THI spin-off, including cash of $166.0 million	640,137	0

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 MANAGEMENT’S STATEMENT

In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary for a fair statement of the condensed financial position of Wendy’s International, Inc. and subsidiaries (the “Company”) as of October 1, 2006 and January 1, 2006, and the condensed results of operations and comprehensive income (see Note 7) for the quarters and year-to-date periods ended October 1, 2006 and October 2, 2005 and cash flows for the year-to-date periods ended October 1, 2006 and October 2, 2005. All of these financial statements are unaudited. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2005 Form 10-K. The January 1, 2006 Consolidated Condensed Balance Sheet was derived from the audited Consolidated Financial Statements contained in the Company’s 2005 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

On September 29, 2006, the Company completed the spin-off of its remaining 82.75% ownership in Tim Hortons Inc. (“THI”), the parent company of the business previously reported as the Hortons segment. Accordingly, the results of operations of THI are reflected as discontinued operations for all periods presented and the assets and liabilities are reflected as discontinued operations at January 1, 2006. In addition, during the third quarter, the Company’s Board of Directors approved the future sale of Baja Fresh and, accordingly, its results of operations and assets and liabilities are reflected as discontinued operations for all periods presented (see also Note 6 and 18).

NOTE 2 NET INCOME PER SHARE

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options and restricted stock and restricted stock units (together “restricted shares”), when outstanding and dilutive. The computation of diluted earnings per share excludes 0.4 million options for the year-to-date period ended October 2, 2005 because the exercise price of the options was greater than the average market price of the common shares in the period, and therefore, they are antidilutive. There were no options excluded from the computation of diluted earnings per common share for the third quarter and year-to-date period ended October 1, 2006 and the third quarter of 2005 as they were all dilutive.

The computations of basic and diluted earnings per common share are shown below (in thousands, except per share data):

	Quarter Ended		Year-to-Date Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Income from continuing operations for computation of basic and diluted earnings per common share	$19,420	$19,991	$21,700	$54,145
Income from discontinued operations for computation of basic and diluted earnings per common share	$49,748	$52,097	$69,585	$139,959

Net income for computation of basic and diluted earnings per common share	$69,168	$72,088	$91,285	$194,104

Weighted average shares for computation of basic earnings per common share	117,715	115,688	116,432	114,324
Effect of dilutive stock options and restricted shares	575	1,968	1,053	1,969

Weighted average shares for computation of diluted earnings per common share	118,290	117,656	117,485	116,293

Basic earnings per common share from continuing operations	$.16	$.17	$.19	$.47
Basic earnings per common share from discontinued operations	$.43	$.45	$.59	$1.23

Total basic earnings per common share	$.59	$.62	$.78	$1.70

Diluted earnings per common share from continuing operations	$.16	$.17	$.18	$.47
Diluted earnings per common share from discontinued operations	$.42	$.44	$.60	$1.20

Total diluted earnings per common share	$.58	$.61	$.78	$1.67

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

On January 2, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment”, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted shares is the same for APB Opinion No. 25 and SFAS No. 123R and because substantially all of the Company’s stock option grants were fully vested prior to January 2, 2006, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating income, pretax income or net income. In accordance with SFAS No. 123R, tax benefits received of $27.7 million in continuing operations and $0.4 million in discontinued operations related to equity award grants that are in excess of the tax benefits recorded on the Company’s Consolidated Condensed Statements of Income are classified as a cash inflow in the financing section of the Company’s Consolidated Condensed Statements of Cash Flows. Also in accordance with SFAS No. 123R, the unearned compensation amount previously separately displayed under shareholders’ equity was reclassified during the first quarter of 2006 to capital in excess of stated value on the Company’s Consolidated Condensed Balance Sheets. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

Stock option awards made by the Company generally have a term of 10 years from the grant date and become exercisable in installments of 25% on each of the first four anniversaries of the grant date. As noted above, during the fourth quarter of 2005 the Company accelerated the vesting of all outstanding options, excluding those held by outside directors. Restricted share grants made by the Company generally vest in increments of 25% on each of the first four anniversaries of the grant date. Restricted stock unit grants to Canadian employees vest over a 30 month period. In accordance with the Company’s equity plan, with respect to the disposition of a subsidiary, outstanding restricted shares granted to U.S. THI employees vested at the time of the spin-off. The Company’s restricted shares granted to Canadian THI employees were cancelled in August 2006 and the Canadian THI employees were granted THI restricted shares. The THI restricted share grants immediately vested and THI common shares were distributed to these THI employees under the THI 2006 Stock Incentive Plan. Restricted shares generally have dividend participation rights under which dividends are reinvested in additional shares. The Company granted 0.1 million performance share awards to certain key employees based on achieving Company earnings targets. These performance shares settle in restricted shares based on specified performance criteria and the earned restricted shares then generally vest over the following four years in installments of 25% each year. The number of remaining shares authorized under all of the Company’s equity plans, net of exercises, totaled 4.6 million as of October 1, 2006.

The Company recorded the following stock compensation expense (in thousands):

	Quarter Ended		Year-to-Date Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Continuing operations:
Before-tax	$2,224	$3,562	$6,277	$8,747
After-tax	1,379	2,192	3,892	5,537

Discontinued operations:
Before-tax	6,439	1,194	9,761	1,895
After-tax	3,992	770	6,052	1,222

Total:
Before-tax	$8,663	$4,756	$16,038	$10,642
After-tax	5,371	2,962	9,944	6,759

The decrease in stock compensation expense recognized in continuing operations in both the quarter and year-to-date periods ending October 1, 2006 from October 2, 2005 is primarily attributed to higher cancellations in 2006 as a result of the reduction in force in the second quarter (see Note 11). The increase in stock compensation expense recognized in discontinued operations in both the quarter and year-to-date periods ending October 1, 2006 from October 2, 2005 is primarily attributed to the acceleration of expense due to the THI spin-off and pending sale of Baja Fresh.

The Company also recognized $2.4 million ($1.5 million after-tax) in additional stock compensation expense in connection with its voluntary enhanced retirement plan (see Note 11). This additional expense is not included in the table above as it has been included as restructuring costs in other (income) expense, net.

The pro-forma disclosures for the quarter and year-to-date periods ended October 2, 2005 below are provided as if the Company had adopted the cost recognition requirements under SFAS No. 123 “Accounting for Stock-Based Compensation”. Under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123 in the quarter and year-to-date periods ending October 2, 2005, the Company would have recorded net income and earnings per share as follows (in thousands, except per share data):

	Quarter Ended October 2, 2005	Year-to-Date October 2, 2005
Net income, as reported	$72,088	$194,104
Add: Stock compensation cost recorded under APB Opinion No. 25, net of tax	2,962	6,759
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(6,270)	(20,641)

Pro-forma net income	$68,780	$180,222

Earnings per share:
Basic as reported	$.62	$1.70
Basic pro-forma	$.59	$1.58
Diluted as reported	$.61	$1.67
Diluted pro-forma	$.59	$1.55

The above stock compensation cost calculated under SFAS No. 123, net of tax was based on costs generally computed over the vesting period of the awards. Upon adoption, SFAS No. 123R required compensation cost for stock-based compensation awards to be recognized immediately for retirement eligible employees and over the period from the grant date to the date retirement eligibility is achieved, if that period is shorter than the normal vesting period. The table below shows the impact on the Company’s reported diluted earnings per share and the above pro-forma diluted earnings per share as if the SFAS No. 123R guidance on recognition of stock compensation expense for retirement eligible employees was applied to the periods reflected in the financial statements.

	Quarter Ended		Year-to-Date Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Impact on:
Diluted as reported	$.02	$0	$.05	$(.04)
Diluted pro-forma	N/A	.01	N/A	$(.02)

The impact of applying SFAS No. 123R in these pro-forma disclosures is not necessarily indicative of future results.

In accordance with the anti-dilution clause in the Company’s equity plans, upon the spin-off of THI, all stock options, restricted stock units and performance shares were adjusted in order to retain the equivalent value to employees. This adjustment is reflected in the following schedules. Restricted stock awards received the dividend of THI shares and therefore were not adjusted. The THI shares distributed to participants holding restricted stock awards are being held for the benefit of these participants and will be issued to participants in accordance with the normal vesting period of the underlying restricted stock awards.

Restricted shares

The following is a summary of unvested restricted share activity for the year-to-date period ended October 1, 2006:

(Shares in thousands)	Restricted Shares	Weighted Average Fair Value
Balance at January 1, 2006	1,272	$41.77
Granted	333	62.26
Vested	(324)	42.31
Canceled	(525)	45.53
Adjustment due to THI spin-off	572	(20.98)

Balance at October 1, 2006	1,328	$27.76

As of October 1, 2006, total unrecognized compensation cost related to nonvested share-based compensation was $23.8 million and is expected to be recognized over a weighted-average period of 2.1 years. The Company expects substantially all of its restricted shares to vest. The total fair value of restricted shares vested in the third quarter and year-to-date periods ending October 1, 2006 was $1.5 million and $13.7 million, respectively. The total fair value of restricted shares vested in the third quarter and year-to-date periods ending October 2, 2005 was $0.3 million and $4.6 million, respectively. Approximately 4,000 and 885,000 restricted shares were granted in the quarter and year-to-date periods ending October 2, 2005, respectively, at a weighted-average grant date fair value of $45.35 and $42.21, respectively.

Stock Options

The use of stock options is currently not a significant component of the Company’s equity compensation structure. The Company last granted stock options in 2004 and only approximately 26,000 stock options were unvested as of October 1, 2006. A summary of the stock option fair value assumptions used in prior years is included in the Company’s 2005 Form 10-K.

The following is a summary of stock option activity for the year-to-date period ended October 1, 2006 (shares and aggregate intrinsic value in thousands):

	Shares Under Option	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at January 1, 2006	4,535	$32.74	6.6
Granted	0	0
Exercised	(3,613)	33.02
Canceled	(31)	32.16
Adjustment due to THI spin-off	954	(16.35)

Outstanding at October 1, 2006	1,845	$15.26	5.7	$31,522

Exercisable at October 1, 2006	1,819	$15.29	5.7	$31,039

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised was $7.3 million and $98.6 million for the quarter and year-to-date periods ended October 1, 2006 and $57.2 million and $99.2 million for the quarter and year-to-date periods ended October 2, 2005, respectively. Proceeds from stock options exercised were $7.4 million and $119.0 million for the quarter and year-to-date periods ended October 1, 2006 and $81.1 million and $158.1 million for the quarter and year-to-date periods ended October 2, 2005, respectively, and the actual tax benefit realized for tax deductions from stock options exercised totaled $2.0 million and $25.5 million for the quarter and year-to-date periods ended October 1, 2006 and $16.9 million and $30.0 million for the quarter and year-to-date ended October 2, 2005.

NOTE 4 OTHER (INCOME) EXPENSE, NET

The following represents the components of other (income) expense, net on the Consolidated Condensed Statements of Income for each of the periods presented (in thousands):

	Quarter Ended		Year-to-Date Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Restructuring costs	$2,002	$0	$31,000	$0
Asset impairments	10,625	0	14,006	0
Rent revenue	(4,885)	(4,250)	(14,021)	(12,047)
Net (gain) loss from property dispositions	(829)	(1,629)	(5,713)	(495)
Other, net	(690)	1,645	3,986	1,958

Other (income) expense, net	$6,223	$(4,234)	$29,258	$(10,584)

Rent revenues shown above represents rent paid by THI to a 50/50 restaurant real estate joint venture between Wendy’s and THI. After the spin-off of THI, this joint venture will no longer be consolidated in the Company’s financial statements and only Wendy’s 50% share of the joint venture income will be included in other (income) expense, net. See Notes 10 and 11 for discussion of asset impairments and restructuring costs, respectively.

NOTE 5 INCOME TAXES

In the third quarter of 2006, the Company received a ruling from the Internal Revenue Service that for U.S. federal income tax purposes, the distribution of THI common stock is tax-free to the Company.

The effective income tax rate from continuing operations for the quarter ended October 1, 2006 was 22.8%, compared to 41.3% for the comparative period ended October 2, 2005. The 2006 rate was favorably impacted by the resolution of tax examinations and higher than expected employment credits in Gulf Opportunity Zones. The effective income tax rate from continuing operations for the year-to-date period ended October 1, 2006 was 28.9%, compared to 40.6% for the comparative period ended October 2, 2005. The change in the year-to-date effective tax rate primarily reflects the factors described above.

The increase in current deferred tax assets primarily reflects the application of an estimated annual effective tax rate to tax losses incurred year-to-date 2006, which are expected to reverse in the fourth quarter. The increase in non-current deferred tax liabilities primarily reflects the impact from the resolution of tax examinations for fiscal years 2001- 2004 as well as accelerated depreciation for tax purposes on fixed assets.

The Company is subject to a Tax Sharing Agreement with THI (the Company's former subsidiary). THI for the year-to-date period ended September 29, 2006 will be included in the Company's federal income tax return for 2006. Depending upon results in the fourth quarter, the Company may owe THI or THI may owe the Company money for the use of the other's tax attributes. The results under the Tax Sharing Agreement is not expected to impact the Company's tax expense for the fourth quarter.

NOTE 6 DISCONTINUED OPERATIONS

THI

On September 29, 2006, the Company completed the distribution of its remaining 82.75% ownership in THI. The distribution took place in the form of a pro rata common stock dividend to Wendy’s shareholders whereby each shareholder received 1.3542759 shares of THI common stock for each share of Wendy’s common stock held (see also Note 13).

The table below presents the significant components of THI operating results included in income from discontinued operations for the quarter and year-to-date periods ended October 1, 2006 and October 2, 2005. THI represented the Hortons segment prior to the spin-off.

	Quarter Ended		Year-to-Date Ended
(in thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenues	$361,551	$307,272	$1,040,945	$843,655

Income before income taxes	75,114	77,861	232,693	212,026
Income tax expense	22,404	22,665	49,260	65,617
Minority interest expense	10,316	0	23,604	0

Income from discontinued operations, net of tax	$42,394	$55,196	$159,829	$146,409

The assets and liabilities of THI reflected as discontinued operations in the consolidated condensed balance sheet as of January 1, 2006 are shown below. No assets or liabilities of THI are included in the consolidated condensed balance sheet as of October 1, 2006.

(in thousands)	January 1, 2006
Cash	$160,115
Accounts receivable, net	73,698
Notes receivable, net	9,929
Deferred income taxes	3,375
Inventories and other	32,108
Restricted assets	16,375
Assets held for disposition	1,110

Total current assets	$296,710

Property and equipment, net	$910,869
Notes receivable, net	12,936
Intangible assets, net	3,630
Other non current assets	93,556

Total non current assets	$1,020,991

Accounts payable	$92,967
Accrued liabilities	67,065
Restricted liabilities	31,439
Other current liabilities	60,138

Total current liabilities	$251,609

Term debt	$37,253
Capital leases	38,400
Deferred income taxes	1,400
Other long term liabilities	29,724

Total non current liabilities	$106,777

Derivatives

In the third quarter of 2005, THI entered into forward currency contracts that matured in March 2006 to sell Canadian dollars and buy $427.4 million U.S. dollars to hedge the repayment of cross-border intercompany notes being marked-to-market beginning in the third quarter of 2005. Previously, the translation of these intercompany notes was recorded in comprehensive income (expense), rather than in the Condensed Consolidated Statements of Income, in accordance with SFAS No. 52, “Foreign Currency Translation”. The fair value unrealized loss on these contracts as of January 1, 2006 was $3.2 million. On the maturity date of March 3, 2006, THI received $427.4 million from the counterparties and disbursed to the counterparties the U.S. dollar equivalent of $500.0 million Canadian, resulting in a net U.S. dollar cash flow of $13.1 million to the counterparties. Per SFAS No. 95, “Statement of Cash Flows,” the net U.S. dollar cash flow is reported in the net cash provided by operating activities of discontinued operations line of the Consolidated Condensed Statements of Cash Flows for the year-to-date period ended October 1, 2006. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, during the first quarter of 2006, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes and a $0.8 million gain was recognized as the ineffective portion of the foreign currency contracts in discontinued operations in the Consolidated Condensed Statements of Income.

In the fourth quarter of 2005, THI entered into forward currency contracts to sell Canadian dollars and buy $490.5 million U.S. dollars in order to hedge certain net investment positions in Canadian subsidiaries. On the maturity dates in April 2006, THI received $490.5 million U.S. from the counterparties and disbursed to the counterparties the U.S. dollar equivalent of $578.0 million Canadian, resulting in a net U.S. dollar cash flow of $14.9 million to the counterparties. Per SFAS No. 95, the net U.S. dollar cash flow is reported in the net cash provided by operating activities from discontinued operations line of the Consolidated Condensed Statements of Cash Flows for the year-to-date period ended October 1, 2006. The fair value unrealized loss on these contracts was $5.0 million, net of taxes of $3.0 million, as of January 1, 2006. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of other comprehensive income (see Note 7). These forward contracts remained highly effective hedges and qualified for hedge accounting treatment through their maturity. No amounts related to these net investment hedges were reclassified into earnings.

Debt

On February 28, 2006, THI entered into an unsecured five-year senior bank facility with a syndicate of Canadian and U.S. financial institutions that comprises a $300 million Canadian dollar term-loan facility; a $200 million Canadian dollar revolving credit facility

(which includes $15 million in overdraft availability); and a $100 million U.S. dollar revolving credit facility (together referred to as the “senior bank facility”). The senior bank facility is an obligation of THI only, and not of the entire Company. The term loan facility bears interest at a variable rate per annum equal to Canadian prime rate or alternatively, THI may elect to borrow by way of Bankers’ Acceptances (or loans equivalent thereto) plus a margin. On February 28, 2006, THI also entered into an unsecured non-revolving $200 million Canadian dollar bridge loan facility. The bridge loan facility had interest at Bankers’ Acceptances plus a margin. Outstanding borrowings of $200 million Canadian at April 2, 2006 were repaid on May 3, 2006 and the bridge facility was terminated as a result of the voluntary prepayment. In connection with the term-loan facility, THI entered into a $100 million Canadian dollar interest rate swap on March 1, 2006 to help manage its exposure to interest rate volatility. The interest rate swap essentially fixed the interest rate on one third of the $300 million Canadian dollar term loan facility to 5.175% and matures on February 28, 2011.

Income Taxes

The decrease in year-to-date tax expense primarily reflects the resolution of certain THI tax audits in the second quarter 2006.

Baja Fresh

As part of the Company’s strategy to focus on its core Wendy’s brand, the Company previously announced its intention to pursue strategic alternatives for the Baja Fresh business, which was historically included in the Developing Brands segment. In the third quarter of 2006, the Company’s Board of Directors approved the future sale of Baja Fresh and, in accordance with SFAS No. 144, the results of operations of Baja Fresh are reflected as discontinued operations for all periods presented (see also Note 18). In addition, the assets and liabilities of Baja Fresh were held for sale at October 1, 2006 and are presented as current and non current assets and liabilities from discontinued operations at October 1, 2006 and January 1, 2006.

The table below presents the significant components of Baja Fresh operating results included in income from discontinued operations for the quarter and year-to-date periods ended October 1, 2006 and October 2, 2005.

	Quarter Ended		Year-to-Date Ended
(in thousands)	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Revenues	$41,384	$44,557	$124,178	$132,731

Loss before income taxes	(11,229)	(5,003)	(141,286)	(10,015)
Income tax benefit	(18,583)	(1,904)	(51,042)	(3,565)

Income (loss) from discontinued operations, net of tax	$7,354	$(3,099)	$(90,244)	$(6,450)

The assets and liabilities of Baja Fresh are reflected as discontinued operations in the condensed consolidated balance sheets as of October 1, 2006 and January 1, 2006 and are comprised of the following:

(in thousands)	October 1, 2006	January 1, 2006
Cash	$540	$92
Accounts receivable, net	2,410	2,840
Deferred income taxes	782	1,821
Inventories and other	2,542	2,509
Restricted assets	1,045	1,840

Total current assets	$7,319	$9,102

Property and equipment, net	$2,300	$59,311
Deferred income taxes	29,566	0
Goodwill	0	46,933
Intangible assets, net	0	29,797
Other non current assets	521	527

Total non current assets	$32,387	$136,568

Accounts payable	$4,646	$2,419
Accrued Liabilities	4,414	4,762
Restricted liabilities	1,045	1,840
Other current liabilities	1,852	2,976

Total current liabilities	$11,957	$11,997

Term debt	$0	$44
Deferred income taxes	0	4,618
Other non current liabilities	5,129	5,147

Total non current liabilities	$5,129	$9,809

Impairment Charges

During the second quarter of 2006, as a result of continuing poor sales performance at Baja Fresh and the Company’s consideration of strategic alternatives for the Baja Fresh business, the Company tested goodwill of Baja Fresh for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and tested other intangibles and fixed assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” using the held and used model, and recorded a Baja Fresh goodwill pretax impairment charge of $46.9 million ($46.1 million after-tax), a Baja Fresh impairment charge of $25.8 million ($16.0 million after-tax) related to the Baja Fresh trade name and $49.8 million ($30.9 million after-tax) in Baja Fresh fixed asset impairment charges. The amount of the charges was determined using a probability-based approach using discounted cash flows and market data.

In the third quarter 2006, the Company recorded pretax intangible and fixed asset impairment charges of $8.9 million ($5.5 million after-tax) using the held for sale model in accordance with SFAS No. 144. The additional impairment was required in the third quarter based on additional market data received. The amount of the charges was determined using market data. The impairment charges are included in the income from discontinued operations line of the Consolidated Condensed Statements of Income.

Taxes

Included in discontinued operations is a net tax benefit of approximately $11.5 million to recognize the outside book versus tax basis differential on the stock of Baja Fresh in light of the decision to sell the business. The $11.5 million represents the tax benefit of capital losses which can be carried back. The expected capital loss on the sale which will be carried forward (approximately $230 million) has a full valuation allowance associated with it. In order to utilize the capital loss in the five-year carry forward period, the Company must generate capital gain income. The Company has reviewed various SFAS No. 109 tax planning strategies, including sale and leasebacks, which might be used to realize the benefit of these loss carryforwards. These strategies, at this time, do not meet the "prudent and feasible" criteria of SFAS No. 109 and accordingly the valuation allowance has been recorded.

NOTE 7 CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income and total comprehensive income are shown below (in thousands):

	Quarter Ended		Year-to-Date Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net income	$69,168	$72,088	$91,285	$194,104

Other comprehensive income:
Translation adjustments, net of tax	(3,996)	43,821	9,483	18,835
Cash flow hedges:
Net change in fair value of derivatives, net of tax	(1,433)	(4,513)	(7,705)	(4,014)
Amounts realized in earnings during the period, net of tax	385	3,025	7,758	4,585

Total cash flow hedges	(1,048)	(1,488)	53	571

Total other comprehensive income	(5,044)	42,333	9,536	19,406

Total comprehensive income	$64,124	$114,421	$100,821	$213,510

Other comprehensive income is primarily comprised of translation adjustments related to fluctuations in the Canadian dollar. The Canadian dollar remained relatively constant during the third quarter of 2006. There was a significant strengthening in the Canadian dollar during the third quarter of 2005 and a slight strengthening in the Canadian dollar during the year to date periods of 2006 and 2005. At the end of the third quarter 2006, the Canadian exchange rate was $1.12 versus $1.12 at July 2, 2006 and $1.16 at January 1, 2006. At the end of the third quarter 2005, the Canadian exchange rate was $1.16 versus $1.24 at July 3, 2005 and $1.20 at January 2, 2005.

NOTE 8 CASH FLOWS

In order to maintain comparability between periods, intercompany cash flows have been eliminated from the appropriate cash flow lines in the Company’s cash flow statements. During the nine-month period ended October 1, 2006, intercompany cash flows were comprised of $985.6 million in net cash payments made by THI to Wendy's and included $960.0 million for the repayment of an intercompany note. The $960.0 million payment has been eliminated as a cash outflow from “net cash provided by financing activities from discontinued operations” and as a cash inflow from “net cash used in financing activities from continuing operations”, respectively. Intercompany cash flows also included payments made by THI to Wendy’s totaling $25.6 million in interest and intercompany trade payables. These payments have been eliminated as a cash outflow from “net cash provided by operating activities from discontinued operations” and as a cash inflow from “net cash provided by operating activities from continuing operations”, respectively.

Intercompany cash flows for the nine-month period ended October 1, 2006 also included $.4 million in net cash payments from Baja Fresh to Wendy’s for intercompany trade payables. These payments have been eliminated as a cash inflow from “net cash provided by operating activities from continuing operations” and as a cash outflow from “net cash provided by operating activities from discontinued operations”, respectively.

During the nine-month period ended October 2, 2005, intercompany cash flows included $67.3 million in net cash payments made by THI to Wendy's. These included $17.9 million in cash paid by THI to Wendy's as loans to Wendy's, $64.7 million in cash paid by THI to Wendy's for the repayment of borrowings from Wendy's and $15.3 million in net cash paid by Wendy’s to THI comprised of intercompany interest and trade payables. As described above for the 2006 cash flows, each of these amounts was eliminated and is not reflected in the cash flow activity for continuing operations or discontinued operations in the investing, financing or operating sections of the Company’s cash flow statement for the nine-month period ended October 2, 2005. Similarly, during the nine-month period ended October 2, 2005, Wendy's made net payments of $5.4 million to Baja Fresh for intercompany trade payables that were eliminated and are not reflected in the cash flow activity for continuing operations or discontinued operations in the operating section of the cash flow statement.

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

The table below presents amortizable intangible assets as of October 1, 2006 and January 1, 2006 (in thousands):

	October 1, 2006			January 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and trademarks	$2,550	$(931)	$1,619	$4,324	$(697)	$3,627
Purchase options	7,500	(6,510)	990	7,500	(6,001)	1,499
Other	4,962	(1,868)	3,094	4,806	(1,602)	3,204

	$15,012	$(9,309)	$5,703	$16,630	$(8,300)	$8,330

Included in other above is $3.0 million and $3.2 million as of October 1, 2006 and January 1, 2006, respectively, net of accumulated amortization of $1.8 million and $1.6 million, primarily related to the use of the name and likeness of Dave Thomas, the late founder of Wendy’s.

Total intangibles amortization expense was $0.3 million and $1.0 million for the quarter and year-to-date periods ended October 1, 2006, respectively, and $0.3 million and $1.2 million for the quarter and year-to-date periods ended October 2, 2005, respectively. The estimated annual intangibles amortization expense for 2007 is approximately $1 million. For the years 2008 and 2009, the estimated intangibles amortization expense is approximately $0.6 million annually and for the years 2010 and 2011 is approximately $0.4 million annually.

Based on available market data related to Cafe Express, in the third quarter of 2006 in accordance with SFAS No. 144, the Company tested intangible assets for impairment using the held and used model and recorded a pretax impairment charge of $1.8 million ($1.1 million after tax) related to the Cafe Express trade name and other intangible assets. The Company used a probability-weighted approach based on available market data and sales performance of the Cafe Express business. The impairment charge is included in other (income) expense, net on the Consolidated Condensed Statements of Income.

Goodwill of $81,864 and $81,875 at October 1, 2006 and January 1, 2006, respectively, relates to the Wendy’s segment. The change in goodwill represents translation adjustments on Canadian dollar denominated goodwill.

NOTE 10 FIXED ASSET DISPOSITIONS AND IMPAIRMENTS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified assets with a net book value of $17.5 million and $65.7 million as assets held for disposition in the Consolidated Condensed Balance Sheets as of October 1, 2006 and January 1, 2006, respectively. The assets are Wendy’s sites, are no longer being depreciated and have been classified as held for disposition based on the Company’s intention to sell these assets within the next twelve months. At October 1, 2006, the net book value of assets held for disposition includes $11.3 million of land, $6.0 million of buildings and leasehold improvements and $0.2 million of equipment and other assets.

During the quarter ended October 1, 2006, the Company sold sites classified as held for disposition at July 2, 2006, with a net book value of $10.4 million, for a net gain of $0.8 million, all of which is classified as other (income) expense, net. Also during the third quarter of 2006, certain additional sites were designated as held for disposition with a net book value of $12.8 million. The Company recognized impairment charges of $5.5 million in the third quarter related to Wendy’s sites expected to be sold. Also during the quarter ended October 1, 2006, sites with a net book value of $3.8 million that were previously classified as held for disposition at July 2, 2006, were reclassified to property and equipment because these sites are no longer being marketed for sale.

During the quarter ended July 2, 2006, the Company sold sites classified as held for disposition as of April 2, 2006, with a net book value of $3.4 million for a net gain of $1.7 million, all of which is classified as franchise revenues. Also during the second quarter of 2006, certain additional sites and equipment were designated as held for disposition. These assets have a net book value of $8.4 million, net of $0.9 million in impairment charges recorded to reflect the net realizable value of these assets.

During the quarter ended April 2, 2006, the Company sold 53 sites classified as held for disposition as of January 1, 2006, with a net book value of $33.2 million for a net gain of $4.9 million, of which $3.9 million was classified as other (income) expense, net and $1.0 million was classified as franchise revenues. Also during the quarter ended April 2, 2006, 24 sites previously classified as held for disposition as of January 1, 2006 with a net book value of $19.8 million were reclassified from assets held for disposition to property and equipment because these sites are no longer intended to be sold to the previously identified purchasers and the Company elected to discontinue marketing the sites for sale. The effect on the Consolidated Condensed Statements of Income related to the reclassification of these sites from assets held for disposition was limited to depreciation expense and was not material.

Based on available market data related to the Cafe Express business, during the quarter ended October 1, 2006, the Company recognized pretax fixed asset charges of $3.4 million ($2.1 million after tax) (see Note 4) using the held and used model in accordance with SFAS No. 144. The impairment charges were determined using a probability-weighted approach based on available market data and sales performance for the Cafe Express business. These impairment charges were included in other income (expense), net on the Consolidated Condensed Statements of Income.

NOTE 11 RESTRUCTURING RESERVES

In the first quarter of 2006, the Company announced its plans to reduce costs by $100 million in 2007 from 2006 expected general and administrative and other costs. In order to accomplish this, the Company offered a voluntary enhanced retirement plan to certain full-time employees who were 55 years of age and had at least 10 years of service. Benefits primarily included severance and healthcare coverage. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, in the second quarter of 2006, the Company recorded a $14.5 million charge related to the individuals that accepted the offer. This amount also includes additional stock compensation expense for unvested restricted stock units resulting from the acceleration of vesting to the employees’ retirement dates, in accordance with the Company’s stock compensation plan. In the third quarter of 2006, the Company recognized $2.0 million of additional stock compensation expense related to the accelerated vesting. The Company will recognize additional stock compensation expense of approximately $0.2 million in the fourth quarter of 2006.

Also in the second quarter of 2006, the Company initiated a reduction in force, also intended to contribute to the $100 million of cost reductions from 2006 expected general and administrative and other costs. In accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, in the second quarter of 2006 the Company recorded severance and related costs of $8.0 million related to this reduction in force. The Company also incurred $3.1 million of severance costs related to certain key executives who left the Company in the second quarter of 2006. Substantially all of the $11.1 million of costs began being paid in the third quarter of 2006 and will continue through 2007. Approximately $1 million of these costs represented additional stock compensation expense related to the modification of stock-based equity awards. In the third quarter of 2006, the Company revised its estimates related to the expected payout for certain employees included in the reduction in force. This revision of estimates resulted in a reduction of expense of $1.9 million.

In addition to the employee related costs above, the Company incurred professional fees of $0.5 million and $3.2 million for the quarter and year-to-date periods ending October 1, 2006, respectively, in connection with the cost reduction initiatives described above, of which, $2.8 million have been paid to date. Also, the Company incurred $1.0 million in relocation and employee benefit costs in the third quarter of 2006 associated with the cost reduction initiatives and expects to incur an additional $1.4 million of these costs primarily in the fourth quarter of 2006.

All of the above restructuring costs are included in the Wendy’s segment and are presented in the other (income) expense, net line of the Consolidated Condensed Statements of Income (see also Note 4).

The table below presents a reconciliation of the beginning and ending restructuring liabilities at January 1, 2006 and October 1, 2006, respectively (in thousands):

	Enhanced Retirement	Reduction in Force	Professional Fees	Total
Balance at January 1, 2006	$0	$0	$0	$0
Expensed during the year	14,179	9,705	3,159	27,043
Paid during the year	(4,832)	(625)	(2,772)	(8,229)
Adjustments	(137)	(1,859)	0	(1,996)

Balance at October 1, 2006	$9,210	$7,221	$387	$16,818

NOTE 12 DEBT

On March 1, 2006, the Company entered into a new $200 million unsecured revolving credit facility, which expires on March 1, 2008 and which replaced the Company’s previous $200 million revolving credit facility entered into in 2003. The new revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio, and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The Company was in compliance with these covenants as of October 1, 2006. The Company is charged interest on advances that varies based on the type of advance utilized by the Company, which is either an alternate base rate (greater of prime or Federal funds plus 0.5%) or a rate based on LIBOR plus a margin that varies based on the Company’s debt rating at the time of the advance. The Company is also charged a facility fee based on the total credit facility. This fee varies from 0.07% to 0.20% based on the Company’s debt rating. As of October 1, 2006, no amounts under this credit facility were drawn.

In the first quarter of 2006, $35 million in commercial paper was issued and repaid.

NOTE 13 CHANGES IN SHAREHOLDERS’ EQUITY

On September 29, 2006, the Company completed its spin-off of THI, the parent company of the business formerly reported as the Hortons segment. The net assets of THI of $640.1 million (including the release of accumulated translation adjustments of $111.6 million) have been reflected as a dividend paid out of retained earnings as of October 1, 2006. The assets and liabilities of THI have been recorded in current assets and liabilities and non current assets and liabilities of discontinued operations as of January 1, 2006 (see Note 6).

On March 29, 2006, the Company completed its initial public offering (“IPO”) of THI. A total of 33.4 million shares were offered at an initial per share price of $23.162 ($27.00 Canadian). The gross proceeds of $769.2 million were offset by $52.4 million in underwriter and other third party costs with all such costs paid as of October 1, 2006. As a result of the IPO, the Company recorded a $716.8 million increase to capital in excess of stated value. The shares sold in the IPO represented 17.25% of total THI shares issued and outstanding and the Company retained the remaining 82.75% of THI shares until it completed the spin-off described above. As such, the Company recorded $9.9 million and $22.7 million in minority interest expense for the quarter and year-to-date periods ended October 1, 2006, respectively. Minority interest expense is included in income from discontinued operations on the Consolidated Condensed Statements of Income. The minority interest liability was included in the net assets distributed in the spin-off. The IPO was reflected as an increase to capital in excess of total value in accordance with SAB No. 51, “Accounting for Sales of Stock of a Subsidiary”, because at the time of the IPO the Company expected to spin-off the remaining THI shares it held.

In January 2006, 3.75 million common shares of the Company were repurchased under an accelerated share repurchase (“ASR”) transaction for an initial value of $207 million. The initial price paid per share as part of the ASR transaction was $55.21. The repurchased shares were also subject to a future contingent-purchase price adjustment based upon the weighted average repurchase price during the period through March 23, 2006. The ASR agreement included the option to settle the contract in cash or shares of the Company’s common stock and, accordingly, the contract was treated as an equity transaction. In March 2006, the contingent purchase price adjustment was determined to be $13.1 million and was paid by the Company. The total purchase price of $220.1 million was reflected in the treasury stock component of shareholders’ equity in the first quarter of 2006.

NOTE 14 GUARANTEES AND INDEMNIFICATIONS

The Company has guaranteed certain lease and debt payments primarily for franchisees, amounting to $163.0 million related to continuing operations and $8.7 million related to Baja Fresh discontinued operations. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for leases amounting to an additional $20.2 million. These leases have been assigned to unrelated third parties, which have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $6.8 million in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. Substantially all of the letters of credit relate to the Wendy’s segment. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years.

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

The Crew Plan discontinued employee participation and accruing additional employee benefits in 2001. In February 2006, the Company announced that it would freeze the ABP Plan as of December 31, 2006. Beginning January 1, 2007, no new participants will enter the ABP Plan, although participant account balances will continue to receive interest credits by an amount guaranteed by the ABP Plan of at least 5% on existing account balances. Company benefits credited to ABP Plan participant accounts which were historically made based on a percentage of participant salary and years of service will no longer be made beginning January 1, 2007. As of January 1, 2006, ABP Plan assets were in excess of the accumulated benefit obligation. The Company has not decided if or when it may settle the liabilities of the ABP Plan. Freezing of the ABP Plan was accounted for as a curtailment in the first quarter of 2006 under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and during the first quarter, the Company recorded a $0.1 million curtailment charge related to service cost unrecognized prior to freezing the ABP Plan. If the liabilities of the ABP Plan were settled, the Company would record a non-cash charge to write-off the prepaid benefit cost recorded on the Company’s balance sheet. As of October 1, 2006, the recorded prepaid benefit cost was $39.9 million, of which $38.8 million related to the ABP Plan. The Company makes contributions to the Plans in amounts sufficient, on an actuarial basis, to fund at a minimum, the Plans’ normal cost on a current basis, and to fund the actuarial liability for past service costs in accordance with Department of Treasury regulations.

Net periodic pension cost (credit) for the Plans for the quarters and year-to-date periods ended October 1, 2006 and October 2, 2005 consisted of the following (in thousands):

	Quarter Ended		Year-to-Date Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Service cost	$1,467	$1,554	$4,567	$4,084
Interest cost	1,528	1,421	4,239	4,219
Expected return on plan assets	(1,964)	(2,059)	(6,041)	(5,695)
Amortization of prior service cost	(119)	(267)	(319)	(801)
Amortization of net loss	860	783	2,739	2,335

Net periodic pension cost	$1,772	$1,432	$5,185	$4,142

The Company expects to contribute up to a maximum $10.0 million to the Plans in 2006. As of October 1, 2006, contributions of $2.2 million have been made.

NOTE 16 SEGMENT REPORTING

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Wendy’s and Cafe Express. Due to the spin-off of THI, the Hortons segment is now included in discontinued operations (see Note 6) and is no longer included as a reportable segment of the Company. In addition, the Company’s Baja Fresh business, previously included with Cafe Express in the Developing Brands segment, is also now reflected in discontinued operations and no longer included as part of the Developing Brands segment. There were no material amounts of revenues or transfers among reportable segments.

The following table presents information about reportable segments (in thousands):

	Quarter Ended				Year-to-Date Ended
	October 1, 2006	% of Total	October 2, 2005	% of Total	October 1, 2006	% of Total	October 2, 2005	% of Total
Revenues
Wendy’s	$615,377	98.7%	$600,857	98.7%	$1,798,473	98.6%	$1,804,861	98.7%
Cafe Express	8,376	1.3%	7,928	1.3%	24,769	1.4%	24,562	1.3%

	$623,753	100.0%	$608,785	100.0%	$1,823,242	100.0%	$1,829,423	100.0%

Segment Operating Income (Loss)
Wendy’s	$26,529	136.8%	$45,219	102.7%	$38,720	130.8%	$124,047	102.5%
Cafe Express	(7,132)	(36.8)%	(1,169)	(2.7)%	(9,112)	(30.8)%	(3,079)	(2.5)%

	$19,397	100.0%	$44,050	100.0%	$29,608	100.0%	$120,968	100.0%

Capital Expenditures
Wendy’s	$20,465	98.8%	$48,660	99.6%	$90,718	99.6%	$134,400	99.5%
Cafe Express	258	1.2%	217	0.4%	404	0.4%	683	0.5%

	$20,723	100.0%	$48,877	100.0%	$91,122	100.0%	$135,083	100.0%

Total assets for the Company decreased $553.9 million from January 1, 2006 to October 1, 2006, primarily due to the spin-off of THI (see Note 6) partially offset by a $929.9 million increase in cash and cash equivalents related primarily to the THI IPO.

Revenues consisted of the following (in thousands):

	Quarter Ended		Year-to-Date Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Retail sales:
Sales from company operated restaurants	$536,399	$519,619	$1,568,370	$1,564,373
Product sales to franchisees	13,927	11,527	39,860	35,267

	$550,326	$531,146	$1,608,230	$1,599,640

Franchise revenues:
Rents, royalties and other	$72,894	$76,913	$213,457	$227,526
Franchise fees	533	726	1,555	2,257

	73,427	77,639	215,012	229,783

Total revenues	$623,753	$608,785	$1,823,242	$1,829,423

NOTE 17 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R).” This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires the measurement of the funded status of a plan as of the date of the year-end consolidated balance sheet and disclosure in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. This statement is effective for fiscal years beginning after December 15, 2006. As of October 1, 2006 the Company had approximately $40 million as a prepaid pension cost. As a result of SFAS No. 158, the Company will reflect its 2006 year-end prepaid pension cost, net of tax amount as a component of comprehensive income. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2006. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

In September 2006, the SEC issued SAB No. 108 expressing the staff’s views regarding the process of quantifying financial statement misstatements. The staff believes that in making their materiality evaluation of correcting a financial statement misstatement, management also quantify the carryover and reversing effects of prior year misstatements on the current year financial statements. The cumulative effect of the initial application, if any, should be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year and the offsetting adjustment to the opening balance of retained earnings. This SAB is effective for fiscal years beginning after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the impact of adopting FIN No. 48.

NOTE 18 SUBSEQUENT EVENTS

On October 9, 2006, the Company’s Board of Directors approved the future sale of Cafe Express. In accordance with SFAS No. 144, Cafe Express will be presented as a discontinued operation in the fourth quarter of 2006.

On October 12, 2006, the Company announced it had reached a definitive agreement to sell its Baja Fresh business to a West coast restaurant operating company for approximately $31 million subject to purchase price adjustments such as those related to working capital, third party fees and other items. The transaction is expected to be finalized during the fourth quarter of 2006, subject to customary closing conditions. Baja Fresh operated 297 restaurants in the United States as of October 1, 2006 and was historically included in the Company’s Developing Brands segment. The Company does not expect to recognize any gain or loss on this transaction.

On October 18, 2006, the Company commenced a modified “Dutch Auction” tender offer to purchase up to 22.2 million of its outstanding common shares in a price range of $33.00 to $36.00 per share, for a maximum aggregate repurchase price of up to $800 million. The shares sought represent approximately 19% of the Company’s shares outstanding as of October 12, 2006. The tender offer will expire, unless extended by the Company, at 5 p.m. Eastern Time, on November 16, 2006.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Wendy’s International, Inc. and subsidiaries (the “Company”) reported net income of $69.2 million in the third quarter of 2006 compared to $72.1 million in the third quarter of 2005. For the year-to-date, net income was $91.3 million compared to $194.1 million in 2005. The Company completed its spin-off of Tim Hortons Inc. (“THI”) on September 29, 2006. During the third quarter, the Company also approved the prospective sale of Baja Fresh. Accordingly, after-tax operating results of THI and Baja Fresh appear in the “Discontinued Operations” line on the income statement for both the current and prior year comparative periods. The Company announced an agreement to sell Baja Fresh on October 12, 2006 and expects the transaction to close in the fourth quarter.

Third quarter net income from continuing operations declined from $20.0 million in 2005 to $19.4 million in 2006. Wendy’s segment third quarter 2006 operating income included higher domestic store level profits and royalties of $9.8 million due primarily to higher average same-store sales and, for domestic company-operated restaurants, lower beef costs and overall lower cost of sales as a percent of revenues. Offsetting these improvements were 2006 pretax reductions of $14.5 million related to store closures and sales of sites previously leased to franchisees (including lower 2006 lease revenues of $4.3 million and the absence of 2005 gains of $4.7 million), $5.8 million in Cafe Express fixed and intangible asset impairment charges, $7.0 million due to the third quarter 2005 reversal of bonus accruals compared to amounts accrued in 2006, $3.0 million in higher consulting and professional fees and $2.0 million in restructuring charges. Continuing operations in the third quarter 2006 also benefited from a $13.5 million increase in interest income, due primarily to higher cash balances from the initial public offering (“IPO”) of THI, and lower interest expense of $2.3 million due primarily to the repayment of $100 million in debt in 2005.

Year-to-date, net income from continuing operations declined from $54.1 million in 2005 to $21.7 million in 2006. This decrease in net income reflects the factors noted above and a $25.0 million incremental contribution to Wendy’s National Advertising Program (“WNAP”) made by Wendy’s, incremental year-to-date costs incurred in connection with the Company’s restructuring initiatives of $29.0 million and the impact of declining average same-store sales during the first half of 2006. These decreases were partially offset by a $11.6 million increase in interest income in the first half of 2006, due primarily to higher cash balances from the THI IPO, and lower interest expense of $3.4 million in the first half of 2006 due primarily to the repayment of $100 million in debt in 2005.

Third quarter net income from discontinued operations decreased from $52.1 million in 2005 to $49.7 million in 2006. For the year-to-date, net income from discontinued operations declined from $140.0 million in 2005 to $69.6 million in 2006. The decrease in the quarter primarily reflects THI minority interest expense of $10.3 million due to the 2006 IPO and sale of 17.25% of THI Shares and a $8.9 million charge ($5.0 million after tax) recorded by Baja Fresh for the impairment of fixed and intangible assets. These decreases were partially offset by THI 2006 average same-store increases of 5.9% in Canada, a stronger Canadian dollar and a tax benefit for Baja Fresh of approximately $11 million related to an anticipated capital loss for tax purposes. The decrease in year-to-date net income from discontinued operations primarily reflects the factors impacting the third quarter, second quarter pre-tax goodwill, other intangible and fixed asset impairment charges for Baja Fresh of $122.5 million ($93.0 million after tax) and an additional $18.3 million in minority interest expense, partially offset by the impact of first half 2006 strong THI average same-store sales increase, favorable currency and new restaurant development at THI.

Average same-store sales results for domestic Wendy’s as a percentage change for the quarter and year-to-date periods 2006 versus prior year are listed in the table below and show average same-store sales improved in the third quarter 2006 and were essentially even for the year-to-date 2006 compared to 2005. Average same-store sales is a key indicator of the profitability of the Company’s brands. Franchisee operations are not included in the Company’s financial statements; however, franchisee sales result in royalties and rental income which are included in the Company’s franchise revenues.

	Quarter Ended		Year-to-Date Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Wendy’s U.S. Company	4.1%	(5.0)%	0.0%	(3.9)%
Wendy’s U.S. Franchise	3.9%	(5.5)%	(0.1)%	(3.5)%

A summary of systemwide restaurants by brand is included on page 32.

OPERATING INCOME (LOSS)

(in thousands)

	Quarter Ended				Change From Prior Year
	October 1, 2006	% of Revenues	October 2, 2005	% of Revenues	Dollars	Percentage
Wendy’s	$26,529	4.3%	$45,219	7.5%	$(18,690)	(41.3)%
Cafe Express	(7,132)	(85.1)%	(1,169)	(14.7)%	(5,963)	n/m

Segment operating income	$19,397	3.1%	$44,050	7.2%	$(24,653)	(56.0)%

	Year-to-Date Ended				Change From Prior Year
	October 1,2006	% of Revenues	October 2, 2005	% of Revenues	Dollars	Percentage
Wendy’s	$38,720	2.2%	$124,047	6.9%	$(85,327)	(68.8)%
Cafe Express	(9,112)	(36.8)%	(3,079)	(12.5)%	(6,033)	n/m

Segment operating income	$29,608	1.6%	$120,968	6.6%	$(91,360)	(75.5)%

n/m    Not meaningful

Retail Sales

The Company’s retail sales are primarily comprised of Wendy’s retail sales and include sales from company operated Wendy’s restaurants in the U.S., Canada, sales of sandwich buns from Wendy’s bun baking facilities to Wendy’s franchisees and sales from company operated Cafe Express restaurants. Franchisee sales are not included in reported retail sales. Of total retail sales, domestic Wendy’s retail sales comprised approximately 86% in each period presented, while the remainder primarily represented Wendy’s of Canada.

Wendy’s retail sales increased in the third quarter versus the prior year and included the impact from a strengthening Canadian dollar of approximately $4 million and the impact of higher average same-store sales at domestic company operated Wendy’s restaurants, partially offset by a 2.8% decrease in total Wendy’s company operated restaurants open. The year-to-date increase in retail sales includes the impact from a strengthening Canadian dollar of approximately $12 million, partially offset by a 2.8% decrease in total Wendy’s company operated restaurants open. Total Wendy’s company operated restaurants open at October 1, 2006 and October 2, 2005 were 1,473 and 1,515, respectively. Retail sales at Cafe Express increased $.4 million and $.2 million for the quarter and year-to-date periods ended October 1, 2006, respectively.

The following table summarizes various restaurant statistics for domestic company operated Wendy’s restaurants for the quarters and year-to-date periods ended October 1, 2006 and October 2, 2005:

	Quarter Ended		Year-to-Date Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Average same-store sales increase (decrease)	4.1%	(5.0)%	0.0%	(3.9)%
Increase (decrease) in average number of transactions	3.2%	(8.0)%	(0.7)%	(6.0)%
Increase in average check	0.9%	3.2%	0.7%	2.2%
Increase (decrease) in selling prices	(0.3)%	2.7%	(0.1)%	2.3%
Company operated restaurants open	1,320	1,351	1,320	1,351

Franchise Revenues

The Company’s franchise revenues include royalty income from Wendy’s franchisees, rental income from properties leased to Wendy’s franchisees, gains from the sales of properties to Wendy’s franchisees and franchise fees from Wendy’s franchisees. Franchise fees cover charges for various costs and expenses related to establishing a franchisee’s business. Of total franchise revenues, domestic Wendy’s comprised approximately 90% in each period presented, while the remainder primarily represented Wendy’s of Canada. Total Wendy’s franchise restaurants open at October 1, 2006 and October 2, 2005 were 5,268 and 5,235, respectively.

The $4.2 million decrease in franchise revenues in the quarter primarily reflects $4.0 million in lower rental income due to fewer properties being leased to franchisees and $1.2 million in lower franchise fees due to fewer franchise store openings. The lower rental income is principally due to the sale in 2005 and 2006 of sites previously leased to franchisees. The decrease in the quarter from the prior year also reflects the absence of $3.6 million in gains on sales of properties leased to franchisees that occurred in 2005. These decreases were partially offset by higher royalty income of $4.6 million, primarily as a result of an average same-store sales increase at U.S. franchise Wendy’s restaurants.

The $14.8 million decrease in franchise revenues for the year-to-date primarily reflects $12.1 million in lower rental income due to fewer properties being leased to franchisees and $2.7 million in lower franchise fees due to fewer franchise store openings. The lower rental income is principally due to the sale in 2005 and 2006 of sites previously leased to franchisees. The decrease year-to-date from the prior year also reflects $4.1 million in fewer gains on sales of properties leased to franchisees. These decreases were partially offset by higher royalty income of $4.1 million primarily reflecting an increase in domestic franchise restaurants open of 26.

The following table summarizes various restaurant statistics for domestic franchise Wendy’s restaurants for the quarters and year-to-date periods ended October 1, 2006 and October 2, 2005:

	Quarter Ended		Year-to-Date Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Average same-store sales increase (decrease)	3.9%	(5.5)%	(0.1)%	(3.5)%
Franchise restaurants open	4,692	4,666	4,692	4,666

Cost of Sales

Substantially all of the Company’s cost of sales relate to the Wendy’s segment and include food, paper and labor costs for company operated Wendy’s and Cafe Express restaurants, and the cost of goods sold to franchisees from Wendy’s bun baking facilities. Of the total cost of sales, domestic Wendy’s comprised approximately 85% in each period presented, while the remainder primarily represented Wendy’s of Canada.

Domestic Wendy’s company operated restaurant cost of sales decreased to 60.5% of domestic Wendy’s company restaurant retail sales in third quarter 2006 compared to 62.1% in 2005 and decreased to 61.2% for year-to-date 2006 versus 62.2% in the prior year. Domestic Wendy’s food costs, as a percent of domestic Wendy’s company restaurant retail sales, decreased 1.1% in the quarter and 1.1% for the year-to-date 2006 versus 2005. The decreases in the quarter and year-to-date primarily reflect lower commodity costs, especially beef, and improved menu management, with the introduction of higher-margin products.

Domestic Wendy’s labor costs, as a percent of domestic Wendy’s company restaurant retail sales, decreased 0.7% in the quarter and increased 0.1% for the year-to-date 2006 versus 2005. The decrease in the quarter primarily reflects the favorable impact from the closure of lower volume stores in 2005, an average same-store sales increase in company operated restaurants and productivity improvements.

Company Restaurant Operating Costs

Company restaurant operating costs are primarily comprised of Wendy’s and include costs necessary to manage and operate Wendy’s and Cafe Express restaurants, except cost of sales and depreciation. Of the total company restaurant operating costs, domestic Wendy’s comprised approximately 89% in each period presented, while the remainder primarily represented Wendy’s of Canada.

As a percent of Wendy’s retail sales, Wendy’s company restaurant operating costs in the third quarter 2006 was 28.6% versus 27.5% in the third quarter 2005. The 2006 increase as a percent of retail sales includes the impact of higher bonus, utilities, and insurance costs.

As a percent of Wendy’s retail sales, 2006 year-to-date Wendy’s company restaurant operating costs was 28.6% versus 27.7% in the prior year. The 2006 increase as a percent of retail sales primarily reflects higher utilities and other costs and the lack of average same-store sales increases.

Operating Costs

The Company’s operating costs were $3.6 million higher in the quarter and $28.0 million higher for the year-to-date, primarily reflecting $1.5 million in payments related to a distributor commitment and $1.1 million for franchise remodel incentives in the third quarter 2006, and a special contribution to WNAP of $25.0 million for the 2006 year-to-date. Wendy’s operating costs also include rent expense and other costs related to properties subleased to franchisees and costs related to operating and maintaining Wendy’s bun baking facilities.

General and Administrative Expenses

General and administrative expenses increased $11.1 million, or 21.3%, to $63.4 million for the quarter and $13.8 million, or 8.7%, to $172.8 million year-to-date. As a percent of revenues, general and administrative expenses compared to prior year were 1.6% lower in the quarter, at 10.2%, and 0.8% lower year-to-date, at 9.5%.

The dollar increase in both the quarter and year-to-date includes approximately $3 million in consulting and professional fees. The current quarter also reflects the impact from the timing of performance-based incentive compensation accruals of $7.0 million due to improved performance at the Wendy’s brand and $1.6 million in higher research and development costs, primarily related to breakfast. The prior year quarter included an expense reduction for incentive compensation due to lower-than-expected operating results. For the year-to-date, general and administrative costs include $5.9 million in higher performance-based bonus accruals and $1.7 million in higher research and development costs, primarily related to breakfast.

Other (Income) Expense, Net

Other (income) expense, net includes amounts that are not directly derived from the Company’s primary businesses. These include expenses related to store closures, sales of properties to non-franchisees, asset impairments and reserves for legal issues.

The following is a summary of other (income) expense, net for each of the periods indicated (in thousands):

	Quarter Ended		Year-to-Date Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Restructuring costs	$2,002	$0	$31,000	$0
Asset impairments	10,625	0	14,006	0
Rent revenue	(4,885)	(4,250)	(14,021)	(12,047)
Net (gain) loss from property dispositions	(829)	(1,629)	(5,713)	(495)
Other, net	(690)	1,645	3,986	1,958

Other (income) expense, net	$6,223	$(4,234)	$29,258	$(10,584)

Restructuring Costs

In the first quarter of 2006, the Company announced its plans to reduce costs by $100 million in 2007 from 2006 expected general and administrative and other costs. In order to accomplish this, the Company offered a voluntary enhanced retirement plan to certain full-time employees who were 55 years of age and had at least 10 years of service. Benefits primarily included severance and healthcare coverage. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, in the second quarter of 2006, the Company recorded a $14.5 million charge related to the individuals that accepted the offer. This amount also includes additional stock compensation expense for unvested restricted stock units resulting from the acceleration of vesting to the employees’ retirement dates, in accordance with the Company’s stock compensation plan. In the third quarter of 2006, the Company recognized $2.0 million of additional stock compensation expense related to the accelerated vesting. The Company will recognize additional stock compensation expense of approximately $0.2 million in the fourth quarter of 2006.

Also in the second quarter of 2006, the Company initiated a reduction in force, also intended to contribute to the $100 million of cost reductions from 2006 expected general and administrative and other costs. In accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, in the second quarter of 2006 the Company recorded severance and related costs of $8.0 million related to this reduction in force. The Company also incurred $3.1 million of severance costs related to certain key executives who left the Company in the second quarter of 2006. Substantially all of the $11.1 million of costs began being paid in the third quarter of 2006 and will continue through 2007. Approximately $1 million of these costs represented additional stock compensation expense related to the modification of stock-based equity awards. In the third quarter of 2006, the Company revised its estimates related to the expected payout for certain employees included in the reduction in force. This revision of estimates resulted in a reduction of expense of $1.9 million.

In addition to the employee related costs above, the Company incurred professional fees of $0.5 million and $3.2 million for the quarter and year-to-date periods ending October 1, 2006, respectively, in connection with the cost reduction initiatives described above, of which, $2.8 million have been paid to date. Also, the Company incurred $1.0 million in relocation and employee benefit costs in the third quarter of 2006 associated with the cost reduction initiatives and expects to incur an additional $1.4 million of these costs primarily in the fourth quarter of 2006.

Asset Impairments

Based on available market data related to Cafe Express, in the third quarter of 2006 in accordance with SFAS No. 144, the Company tested intangible assets for impairment using the held and used model and recorded a pretax impairment charge of $1.8 million ($1.1 million after tax) related to the Cafe Express trade name and other intangible assets. The Company used a probability-weighted approach based on available market data and sales performance of the Cafe Express business. Also based on available market data related to the Cafe Express business, during the quarter ended October 1, 2006, the Company recognized pretax fixed asset charges of $3.4 million ($2.1 million after tax) using the held and used model in accordance with SFAS No. 144. The impairment charges were determined using a probability-based approach based on available market data and sales performance for the Cafe Express business. During the third quarter, the Company also recorded impairments of $5.5 million related to Wendy’s sites expected to be sold.

Rent revenue

Rent revenues shown above represents rent paid by THI to a 50/50 restaurant real estate joint venture between Wendy’s and THI. After the spin-off of THI, this joint venture will no longer be consolidated in the Company’s financial statements and only Wendy’s 50% share of the joint venture income will be included in other (income) expense, net.

Interest Expense

Interest expense decreased $2.3 million in the quarter and $5.7 million year-to-date, primarily reflecting repayment of the Company’s $100 million, 6.35% Notes in December 2005.

Interest Income

Interest income increased $13.5 million in the quarter and $25.1 million year-to-date, primarily reflecting interest earned on the funds received from THI after its initial public offering in late March.

Income Taxes

In the third quarter of 2006, the Company received a ruling from the Internal Revenue Service that for U.S. federal income tax purposes, the distribution of THI common stock is tax-free to the Company.

The effective income tax rate for the quarter ended October 1, 2006 was 22.8%, compared to 41.3% for the comparative period ended October 2, 2005. The 2006 rate was favorably impacted by the resolution of tax examinations and higher than expected employment credits in Gulf Opportunity Zones. The effective income tax rate for the year-to-date period ended October 1, 2006 was 28.9%, compared to 40.6% for the comparative period ended October 2, 2005. The change in the year-to-date effective tax rate primarily reflects the factors described above.

Income from Discontinued Operations

The Company completed its spin-off of THI on September 29, 2006. During the third quarter, the Company also approved the prospective sale of Baja Fresh. Accordingly, after-tax operating results of THI and Baja Fresh appear in the “Discontinued Operations” line on the income statement for both the current and prior year comparative periods. The Company announced an agreement to sell Baja Fresh on October 12, 2006 and expects the transaction to close in the fourth quarter.

COMPREHENSIVE INCOME

Other comprehensive income is primarily comprised of translation adjustments related to fluctuations in the Canadian dollar. The Canadian dollar remained relatively constant during the third quarter of 2006. There was a significant strengthening in the Canadian dollar during the third quarter of 2005 and a slight strengthening in the Canadian dollar during the year to date periods of 2006 and 2005. At the end of the third quarter 2006, the Canadian exchange rate was $1.12 versus $1.12 at July 2, 2006 and $1.16 at January 1, 2006. At the end of the third quarter 2005, the Canadian exchange rate was $1.16 versus $1.24 at July 3, 2005 and $1.20 at January 2, 2005.

FINANCIAL POSITION

Overview

The Company generates considerable cash flow each year from operations. The main recurring requirement for cash is capital expenditures. The Company generally generates cash from operating activities in excess of capital expenditure requirements. Additionally, $716.8 million of cash was generated from the net proceeds of the March 29, 2006 IPO of THI. The Company completed the spin-off of THI on September 29, 2006 in the form of a pro rata common stock dividend to Wendy’s shareholders of record as of September 15, 2006.

Share repurchases are part of the ongoing financial strategy utilized by the Company and normally these repurchases come from cash on hand and the cash provided by option exercises. The Company approved a 35.4 million share repurchase program in October 2006 to be implemented over the next 18 to 24 months. The Company utilized the majority of this authorization by commencing a modified Dutch auction tender offer to purchase up to 22.2 million of its common shares utilizing existing cash on the balance sheet. The tender offer began on October 18, 2006 and is scheduled to expire on November 16, 2006.

During the third quarter, the Company’s Board of Directors approved a $0.17 quarterly dividend paid to shareholders on August 21, 2006. For the year, the Company has paid a dividend in each of the first three quarters of 2006 and has announced a dividend of $0.085 payable in the fourth quarter of 2006.

Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt as BB+ and Ba2, respectively. The Company’s current interest expense is dependent on its credit rating only in relation to its $200 million U.S. dollar unsecured revolving credit facility. The Company currently has a $500 million shelf registration and $200 million line of credit, both of which are unused.

Comparative Cash Flows

Cash flows from operations provided by continuing operations were $124.2 million compared to $151.6 million for the prior year. The 2006 decrease was primarily due to lower net income, tax benefits of $27.7 million related to equity award grants which were reclassified from cash from operations to financing activities in accordance with SFAS No. 123R “Share Based Payment” and decreases in working capital related to the timing of receipts and disbursements, both partially offset by lower tax and interest payments.

Cash flows from operations provided by discontinued operations were $131.4 million compared to $170.7 million for the prior year. The 2006 decrease was primarily due to higher tax and interest payments of $50.9 million and 2006 foreign currency hedge payments of $28.0 million, partially offset by higher THI pretax earnings.

Net cash used in investing activities from continuing operations totaled $40.9 million year-to-date 2006 compared to $110.0 million in 2005. The $69.1 million decrease in net cash used in 2006 reflects an increase in proceeds from property dispositions of $28.3 million due to the disposition of 37 company operated Wendy’s restaurants and the sale of other properties to third parties and franchisees. In addition, capital expenditures decreased by $44.0 million due to lower Wendy’s store development. Payments received on notes receivable decreased $5.6 million versus 2005, primarily reflecting the payoff of three franchisee notes in the comparable period of 2005.

Net cash used in investing activities from discontinued operations totaled $110.9 million year-to-date 2006 compared to $112.8 million in 2005. The $1.9 million decrease in net cash used in 2006 primarily reflects a $3.5 million decrease in capital expenditures due to timing of new store development and higher development costs in 2005 for THI’s new distribution center, partially offset by a $1.4 million reduction in joint venture investments.

Financing activities from continuing operations used cash of $135.3 million year-to-date 2006 compared to $14.8 million in 2005. The increase in 2006 outflows includes a $121.0 million increase relating to the repurchase of the Company’s common stock, a decrease of $39.1 million related to a lower number of employee stock option exercises and higher dividend payments of $13.3 million, reflecting a 25% increase in the Company’s dividend rate in the third quarter of 2005. These decreases were partially offset by cash inflows related to stock-based compensation tax benefits of $27.7 million and $25.2 million of lower principal payments on debt obligations. First quarter 2006 commercial paper borrowings of $35.0 million were repaid in the first quarter 2006.

Financing activities from discontinued operations provided $796.8 million year-to-date 2006 compared to a cash use of $0.5 million in 2005. The increase in 2006 is primarily related to proceeds of $716.8 million related to the THI IPO and THI proceeds from the issuance of debt, net of issuance costs, of $440.5 million. Offsetting these increases were higher principal payments on debt obligations of $181.1 million, primarily reflecting THI’s repayment of its $200 million Canadian bridge facility in May 2006 and the elimination of $170.6 million related to the THI spin-off.

Liquidity and Capital Resources

Cash flow from operations, cash and investments on hand, possible asset sales, cash available through existing revolving credit agreements and the possible issuance of securities should provide for the Company’s projected short-term and long-term cash requirements, including cash for capital expenditures, authorized share repurchases, dividends, repayment of debt, future acquisitions of restaurants from franchisees or other corporate purposes.

In January 2006, the Company acquired 3.75 million shares in an accelerated share repurchase (“ASR”) for an initial value of $207.0 million or $55.21 per share. The initial price paid under the accelerated share repurchase agreement was subject to a future contingent-purchase price adjustment based on the weighted average repurchase price through March 23, 2006. As a result of the contingent-purchase price adjustment, the Company paid in the first quarter of 2006 an additional $13.1 million to settle the ASR. Generally, the Company’s objective in its share repurchase program has been to offset the dilution impact of the Company’s equity compensation program. However, since 1998 and through October 1, 2006, the Company has repurchased 46.2 million common and other shares exchangeable into common shares for approximately $1.3 billion. In the last five years, the Company has returned more than $1 billion to shareholders in the form of share repurchase and dividends.

The Company has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to issue up to $500 million of securities. No securities under this filing have been issued. On March 1, 2006, the Company entered into a new $200 million unsecured revolving credit facility, which expires on March 1, 2008 and which replaced the Company’s previous $200 million revolving credit facility entered into in 2003. The new revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio, and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The facility matures on March 1, 2008. The Company’s Senior Notes and debentures also have limits on liens that can be placed on the Company’s assets and limits on sale leaseback transactions. At October 1, 2006, the Company was in compliance with its covenants under the revolving credit facility and the limits of its Senior Notes and debentures.

In December 2005, the Company repaid the $100 million 6.35% Notes that were due December 15, 2005, using existing cash. The Company does not have future significant term-debt maturities until 2011. The Company believes it will be able to pay or refinance its debt obligations as they become due based on its strong financial condition and sources of cash described above.

Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt as BB+ and Ba2, respectively. The ratings were recently reduced and are considered below investment grade. As a result, the Company would likely incur an increase in borrowing costs if it were to enter into new borrowing arrangements and can no longer access the capital markets through its commercial paper program. If the rating should continue to decline, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include, among other things, sales and cost trends, the Company’s cash position, cash flow, capital expenditures, the THI spin-off and stability of earnings. See page 30 for a description of the company’s share repurchase program for the next 18 to 24 months.

MANAGEMENT’S OUTLOOK

In October 2006, the Company outlined key elements of a new plan for strong same-store sales and profit growth over the next three years, as well as significant share repurchases.

New Comprehensive Plan to Focus on the Wendy’s Brand

In October 2006, the Company announced a new plan to drive restaurant-level economic performance focused on product innovation, targeted marketing and operations excellence. Components include:

•	The Company will re-focus on its brand essence, “Quality Made Fresh,” centered on Wendy’s core strength, its hamburger business.

•	Streamlining and improving operations, including a new Restaurant Services group to improve system-wide operations processes and standards and implement a formalized process for more thorough restaurant and food safety evaluations.

•	Development of new products that reinforce Wendy’s “Quality Made Fresh” brand essence and drive new consumers to its restaurants. The Company believes its new product pipeline is now full.

•	Investing approximately $60 million per year over the next five years into the upgrade and renovation of its company-operated restaurants.

•	Allocation of $100 million over the next five years to buy restaurants from franchisees, renovate and sell them to proven operators.

•	Providing up to approximately $25 million per year of incentives to franchisees for reinvestments in their restaurants over the next five years.

•	Plans to sell 400 to 500 of its company-operated restaurants to franchisees over the next three years.

•	Seeking to drive growth beyond its existing business. The Company is testing breakfast and is following a disciplined process for product development and operations, as well as analyzing consumer feedback. With the QSR breakfast market estimated at $30 billion, the breakfast test is a high priority for the Company that could generate significant sales and profits. Also, the Company believes it has considerable opportunity to expand in the U.S. over the long-term and is making infrastructure investments to grow its International business. The Company will continue to moderate its short-term North American development until restaurant revenues and operating cash flows improve.

•	A redesign of its incentive compensation plan to drive future performance to better reward individual employee performance and align compensation with business performance in the short and longer term.

•	Maintaining its strong corporate culture based on the values established by Wendy’s founder Dave Thomas.

Authorization of up to 35.4 million shares for repurchase

The Company plans to return $1 billion to shareholders, and its Board of Directors has approved a share repurchase program of up to 35.4 million shares in October 2006 to be implemented over the next 18 to 24 months. The Company has utilized the majority of this authorization by conducting a modified “Dutch Auction” tender offer to purchase up to 22.2 million common shares at a purchase price not greater than $36.00 nor less than $33.00 per share. The offer began on October 18, 2006 and is scheduled to expire on November 16, 2006. The Company intends to purchase the shares tendered in the offer using existing cash on its balance sheet.

Outlook for Fourth Quarter 2006

The Company expects its positive same-store sales momentum to continue through the fourth quarter. The Company also anticipates that its beef costs will be approximately 4% lower than in the fourth quarter of 2005 and that it will incur additional costs in the fourth quarter, including $4 million to $8 million in pretax charges, for the closure of Wendy’s restaurants.

Company reaches agreement to sell Baja Fresh

The Company announced on October 12, 2006 it has reached a definitive agreement for the sale of its Baja Fresh business to a West Coast-based restaurant operating company for approximately $31 million. The transaction is expected to close in the fourth quarter, subject to customary closing conditions. Baja Fresh operates approximately 300 restaurants in the United States. The Company is also pursuing strategic alternatives for Cafe Express and Pasta Pomodoro.

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

Chief Executive Officer Named

The Company announced on November 9, 2006 that Kerrii B. Anderson had been named as Chief Executive Officer and President. Mrs. Anderson had been interim Chief Executive Officer and President since April 2006 and was previously Executive Vice President and Chief Financial Officer. Mrs. Anderson is also a member of the Company’s Board of Directors.

March 2006 Agreement

The Company entered into an agreement with Trian Fund Management, L.P. and affiliates and Sandell Asset Management Corp. and affiliates on March 2, 2006. Pursuant to the agreement, among other things, the Company agreed to use reasonable best efforts to (i) complete the spin-off of THI common stock as soon as practical; (ii) actively explore strategic alternatives with respect to Baja Fresh; (iii) intensify its focus on corporate cost reduction programs to reduce overhead and restaurant operating costs and improve operating profit margins; and (iv) explore the best practicable means of deploying excess cash resulting from the IPO of THI. The agreement is attached as Exhibit 10(v) to the Company’s 2005 Form 10-K.

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet” arrangements as of October 1, 2006 as that term is described by the SEC.

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

On January 2, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted shares is the same for APB Opinion No. 25 and SFAS No. 123R and because substantially all of the Company’s stock option grants were fully vested prior to January 2, 2006, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating income, pretax income or net income. In accordance with SFAS No. 123R, tax benefits received of $27.7 million in continuing operations and $0.4 million in discontinued operations related to equity award grants that are in excess of the tax benefits recorded on the Company’s Consolidated Condensed Statements of Income are classified as a cash inflow in the financing section of the Company’s Consolidated Condensed Statements of Cash Flows. Also in accordance with SFAS No. 123R, the unearned compensation amount previously separately displayed under shareholders’ equity was reclassified during the first quarter of 2006 to capital in excess of stated value on the Company’s Consolidated Condensed Balance Sheets. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

The Company recorded $2.2 million ($1.4 million net of tax) and $6.3 million ($3.9 million net of tax) in stock compensation expense for continuing operations for the quarter and year-to-date periods ending October 1, 2006, respectively. The Company recorded $6.4 million ($4.0 million net of tax) and $9.8 million ($6.1 million net of tax) in stock compensation expense for discontinued operations for the quarter and year-to-date periods ending October 1, 2006, respectively. The Company recorded $3.6 million ($2.2 million net of tax) and $8.7 million ($5.4 million net of tax) in stock compensation expense for continuing operations for the quarter and year-to-date periods ending October 2, 2005, respectively. The Company recorded $1.2 million ($0.8 million net of tax) and $1.9 million ($1.2 million net of tax) in stock compensation expense for discontinued operations for the quarter and year-to-date periods ending October 2, 2005, respectively. As of October 1, 2006, total unrecognized compensation cost related to nonvested share-based compensation was $23.8 million and is expected to be recognized over a weighted-average period of 2.1 years.

MARKET RISK

With the exception of the items discussed herein, the Company’s exposure to various market risks remains substantially the same as reported as of January 1, 2006. The Company’s disclosures about market risk are incorporated herein by reference from pages 48 through 50 of the Company’s 2005 Annual Report on Form 10-K filed with the SEC on March 3, 2006.

Foreign Exchange Risk

The Company’s exposure to foreign exchange risks changed substantially at October 1, 2006 as a result of the September 29, 2006 spin-off of THI. THI operations were a large part of the Company and predominantly in Canada and, prior to the spin-off, created a significant amount of foreign exchange risk for the Company relative to inter-company payments and imports paid by the Canadian operations in U.S. dollars. After the spin-off of THI on September 29, 2006, the Company’s exposure to foreign exchange risk predominately relates to the Canadian Wendy’s operations, which is significantly smaller than the THI Canadian operations. The ongoing exposure to the Canadian dollar exchange rate primarily includes imports paid for by Wendy’s Canadian operations in U.S. dollars and payments from the Wendy’s Canadian operations to the U.S. operations.

Prior to the spin-off of THI, the Company entered into foreign currency forward contract hedges to help manage its foreign exchange risks related to inter-company payments and imports paid by the Canadian operations in U.S. dollars. Forward contracts outstanding as of the end of the Company’s prior fiscal year and those entered into in 2006 remained highly effective hedges and qualified for hedge accounting treatment through their maturity or up until the spin-off of THI. Foreign currency forward contract hedges outstanding at the time of the spin-off were held by THI and no foreign currency forward contract hedges were held by the Company as of October 1, 2006.

Interest Rate Risk

In connection with its term loan facility, THI entered into a $100 million Canadian dollar interest rate swap on March 1, 2006 to help manage its exposure to interest rate volatility. The interest rate swap essentially fixed the interest rate on one third of the $300 million Canadian dollar term loan facility to 5.175% and matures on February 28, 2011. Through the date of the spin-off of THI, the interest rate swap was considered to be a highly effective cash flow hedge according to criteria specified in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The interest rate swap is held by THI and, as a result, no interest rate swap was held by the Company as of October 1, 2006.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

SYSTEMWIDE RESTAURANTS

	As of October 1, 2006	As of July 2, 2006	Increase/ (Decrease) From Prior Quarter	As of October 2, 2005	Increase/ (Decrease) From Prior Year
Wendy’s
U.S.
Company	1,320	1,322	(2)	1,351	(31)
Franchise	4,692	4,693	(1)	4,666	26

	6,012	6,015	(3)	6,017	(5)

Canada
Company	148	148	0	159	(11)
Franchise	231	233	(2)	226	5

	379	381	(2)	385	(6)

Other International
Company	5	5	0	5	0
Franchise	345	342	3	343	2

	350	347	3	348	2

Total Wendy’s
Company	1,473	1,475	(2)	1,515	(42)
Franchise	5,268	5,268	0	5,235	33

	6,741	6,743	(2)	6,750	(9)

Baja Fresh
U.S.
Company	143	143	0	146	(3)
Franchise	154	155	(1)	156	(2)

Total Baja Fresh	297	298	(1)	302	(5)

Cafe Express
Company	19	19	0	19	0

Total System
Company	1,635	1,637	(2)	1,680	(45)
Franchise	5,422	5,423	(1)	5,391	31

	7,057	7,060	(3)	7,071	(14)

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R).” This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires the measurement of the funded status of a plan as of the date of the year-end consolidated balance sheet and disclosure in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. This statement is effective for fiscal years beginning after December 15, 2006. As of October 1, 2006 the Company had approximately $40 million as a prepaid pension cost. As a result of SFAS No. 158, the Company will reflect its 2006 year-end prepaid pension cost, net of tax amount as a component of comprehensive income. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2006. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 expressing the staff’s views regarding the process of quantifying financial statement misstatements. The staff believes that in making their materiality evaluation of correcting a financial statement misstatement, management also quantify the carryover and reversing effects of prior year misstatements on the current year financial statements. The cumulative effect of the initial application, if any, should be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year and the offsetting adjustment to the opening balance of retained earnings. This SAB is effective for fiscal years beginning after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the impact of adopting FIN No. 48.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on pages 31 and 32 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

(a)	The Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and General Controller, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company’s Chief Executive Officer and General Controller concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b)	No change was made in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 26, 2006, a minority of noteholders filed a lawsuit in New York seeking to enjoin the spin-off of THI. Following a hearing on September 28, 2006, the U.S. District Court in New York City denied in all respects the plaintiff noteholders’ motion for a temporary restraining order and a preliminary injunction.

On October 10, 2006, the noteholders voluntarily dismissed their lawsuit and some (but not all) of the same noteholders that had filed the lawsuit issued a purported notice of default asserting that the spin-off of THI on September 29, 2006 violated the terms of one of the indentures governing the Company’s public debt.

On October 11, 2006, the Company filed a declaratory judgment in the U.S. District Court in New York City seeking a ruling from the Court that no violation of the indenture has occurred. The Company continues to believe that the claims asserted by the noteholders are without merit and plans to vigorously defend its position.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider (except as discussed below) the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

As a result of the spin-off of THI on September 29, 2006, investors should disregard any references generally to THI and its business discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2006 and specifically to those risk factors entitled “The Company’s sale of Hortons to the public, and proposed spin-off thereafter, may not occur, and the Company may not achieve the expected benefits of the sale or spin-off”, “The Hortons brand may not effectively expand its presence in the U.S., where that brand is not as well known and where competitive conditions and markets may differ from those to which Hortons is accustomed” and “The Hortons joint venture has uncertainties”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of the Company’s common stock during the quarter ended October 1, 2006. On October 9, 2006 the Company’s Board of Directors authorized the repurchase of up to 35.4 million common shares of the Company. This authorization replaces all prior authorizations, including the $907.3 million authorization remaining at October 1, 2006.

ITEM 6. EXHIBITS

(a) Index to Exhibits on Page 36.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S INTERNATIONAL, INC. (Registrant)

Date: November 13, 2006	/s/ Kerrii B. Anderson
Kerrii B. Anderson
Chief Executive Officer and President

Date: November 13, 2006	/s/ Brendan P. Foley Jr.
Brendan P. Foley Jr.
Senior Vice President, General Controller and Assistant Secretary

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description	Page No.
10(a)	Agreement with Kerrii B. Anderson	37-41
10(b)	Executive Annual Performance Plan, as amended	42-49
10(c)	1990 Stock Option Plan, as amended	50-66
10(d)	Agreement with Dave Near	67-68
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	69
31(b)	Rule 13a-14(a)/15d-14(a) Certification of General Controller	70
32(a)	Section 1350 Certification of Chief Executive Officer	71
32(b)	Section 1350 Certification of General Controller	72
99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	73-74

The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instrument do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.