Form 10-K
period 2006-12-31
WENDYS INTERNATIONAL INC
filed 2007-03-01
CIK 105668

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-8116

WENDY’S INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Ohio	31-0785108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 256, 4288 West Dublin- Granville Road, Dublin, Ohio	43017-0256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 614-764-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $.10 stated value (95,721,252 shares outstanding at February 2, 2007)	New York Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which such voting stock was last sold, as of June 30, 2006, was $6,855,624,000.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s 2007 Proxy Statement, which will be filed no later than 120 days after December 31, 2006, are incorporated by reference into Part III hereof.

Exhibit index on pages 87-89.

WENDY’S INTERNATIONAL, INC.

2006 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

The Company

Wendy’s International, Inc. was incorporated in 1969 under the laws of the State of Ohio. Wendy’s International, Inc. and its subsidiaries are collectively referred to herein as the “Company.”

The Company is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. At December 31, 2006, there were 6,673 Wendy’s restaurants (“Wendy’s”) in operation in the United States and in 20 other countries and territories. Of these restaurants, 1,465 were operated by the Company and 5,208 by the Company’s franchisees.

On March 29, 2006, the Company completed its initial public offering (“IPO”) of Tim Hortons Inc. (“THI”). A total of 33.4 million shares of THI were offered at an initial per share price of $23.162 ($27.00 Canadian). The shares sold in the IPO represented 17.25% of total THI shares issued and outstanding and the Company retained the remaining 82.75%. On September 29, 2006, the Company completed the spin-off of its remaining 82.75% ownership in THI, the parent company of the business previously reported as the Hortons segment. Accordingly, the results of operations of THI are reflected as discontinued operations for all periods presented and the assets and liabilities are reflected as discontinued operations at January 1, 2006. During the third quarter of 2006, the Company’s Board of Directors approved the sale of Baja Fresh and on November 28, 2006, the Company completed the sale and, accordingly, the results of operations of Baja Fresh are reflected as discontinued operations for all periods presented and the assets and liabilities of Baja Fresh are reflected as discontinued operations at January 1, 2006. On October 9, 2006, the Company’s Board of Directors approved the future sale of Cafe Express and, accordingly, the results of operations and assets and liabilities of Cafe Express are reflected as discontinued operations for all periods presented (see Note 10 to the Consolidated Financial Statements). Baja Fresh and Cafe Express were previously reported as the Developing Brands segment.

Operations

Each Wendy’s restaurant offers a relatively standard menu featuring hamburgers and filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. Wendy’s menu also includes chicken nuggets, chili, baked and French fried potatoes, prepared salads, desserts, soft drinks and other non-alcoholic beverages and kids meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

The Company strives to maintain quality and uniformity throughout all restaurants by publishing detailed specifications for food products, preparation and service, by continual in-service training of employees and by field visits from Company supervisors. In the case of franchisees, field visits are made by Company personnel who review operations, including quality, service and cleanliness and make recommendations to assist in compliance with Company specifications.

Generally, the Company does not sell food or supplies, other than sandwich buns and kids’ meal toys, to its Wendy’s franchisees. However, the Company has arranged for volume purchases of many of these products. Under the purchasing arrangements, independent distributors purchase certain products directly from approved suppliers and then store and sell them to local company and franchised restaurants. These programs help assure availability of products and provide quantity discounts, quality control and efficient distribution. These advantages are available both to the Company and to its franchisees.

The New Bakery Co. of Ohio, Inc. (“Bakery”), a wholly-owned subsidiary of the Company, is a producer of buns for Wendy’s restaurants, and to a lesser extent for outside parties. At December 31, 2006, the Bakery supplied

640 restaurants operated by the Company and 2,340 restaurants operated by franchisees. At the present time, the Bakery does not manufacture or sell any other products.

See Note 15 on pages 76 and 77 of the Financial Statements and Supplementary Data included in Item 8 herein, for financial information attributable to certain geographical areas.

Raw Materials

The Company and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products which are necessary to restaurant operations. The Company anticipates no such shortages of products and alternate suppliers are available.

Trademarks and Service Marks of the Company

The Company has registered certain trademarks and service marks in the United States Patent and Trademark office and in international jurisdictions, some of which include “Wendy’s”, “Old Fashioned Hamburgers” and “Quality Is Our Recipe”. The Company believes that these and other related marks are of material importance to the Company’s business. Domestic trademarks and service marks expire at various times from 2007 to 2017, while international trademarks and service marks have various durations of five to 20 years. The Company generally intends to renew trademarks and service marks which are scheduled to expire.

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

Competition

Each company and franchised restaurant is in competition with other food service operations within the same geographical area. The quick-service restaurant segment is highly competitive. The Company competes with other organizations primarily through the quality, variety and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by the Company and its competitors are also important factors. The price charged for each menu item may vary from market to market depending on competitive pricing and the local cost structure.

The Company’s competitive position at its Wendy’s restaurants is enhanced by its use of fresh ground beef, its unique and diverse menu, promotional products, its wide choice of condiments and the atmosphere and decor of its restaurants.

Research and Development

The Company engages in research and development on an ongoing basis, testing new products and procedures for possible introduction into the Company’s systems. While research and development operations are considered to be of prime importance to the Company, amounts expended for these activities are generally not deemed material.

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

Acquisitions and Dispositions

The Company has from time to time acquired the interests of and sold Wendy’s restaurants to franchisees, and it is anticipated that the Company may have opportunities for such transactions in the future. The Company generally retains a right of first refusal in connection with any proposed sale of a franchisee’s interest. The Company will continue to sell and acquire Wendy’s restaurants in the future where prudent.

See Notes 7 and 8 on page 64 of the Financial Statements and Supplementary Data included in Item 8 herein, and the information under “Management’s Outlook” in Item 7 herein for further information regarding acquisitions and dispositions.

International Operations

Markets in Canada are currently being developed for both company owned and franchised restaurants of Wendy’s. The Company is evaluating expansion into other international markets but to date has not made significant investments in these markets. The Company has granted development rights for the countries and territories listed under Item 2 on page 13 of this Form 10-K.

Franchised Wendy’s Restaurants

As of December 31, 2006, the Company’s franchisees operated 5,208 Wendy’s restaurants in 50 states, Canada and 18 other countries and territories.

The rights and obligations governing the majority of franchised restaurants operating in the United States are set forth under Wendy’s Unit Franchise Agreement. This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Unit Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions. Wendy’s has in the past franchised under different agreements on a multi-unit basis; however, Wendy’s now generally grants new Wendy’s franchises on a unit-by-unit basis.

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

Wendy’s has in certain instances in the past offered to qualified franchisees, pursuant to its Franchise Real Estate Development program, the option of Wendy’s locating and securing real estate for new store development and/or constructing a new store. Under this program, Wendy’s obtains all licenses and permits necessary to construct and operate the restaurant, with the franchisee having the option of building the restaurant or having Wendy’s construct it. The franchisee pays Wendy’s a fee for this service and reimburses Wendy’s for all out-of-pocket costs and expenses Wendy’s incurs in locating, securing, and/or constructing the new store. Wendy’s has announced that it does not intend to offer the Franchise Real Estate Development program in the future.

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

See Schedule II on page 86 of this Form 10-K, and Management’s Discussion and Analysis on pages 20 through 36 and Note 9 on pages 64 and 65 of the Financial Statements and Supplementary Data included in Item 8 herein for further information regarding reserves, commitments and contingencies involving franchisees.

Advertising and Promotions

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising through television, radio, newspapers, the internet and a variety of promotional campaigns. Separate advertising funds are administered for Wendy’s U.S and Wendy’s of Canada. Contributions to the advertising funds are required to be made from both company operated and franchise restaurants and are based on a percent of restaurant retail sales. In addition to the contributions to the various advertising funds, the Company may require additional contributions to be made for both company operated and franchisee restaurants based on a percent of restaurant retail sales for the purpose of local and regional advertising programs. Required franchisee contributions to the advertising funds and for local and regional advertising programs are governed by the Wendy’s franchise agreement. Required contributions by company operated restaurants for advertising and promotional programs are at the same percent of retail sales as franchised restaurants within the Wendy’s system.

See Note 14 on page 76 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding advertising.

Personnel

As of December 31, 2006, the Company employed approximately 46,000 people, of whom approximately 45,000 were employed in company operated restaurants. The total number of full-time employees at that date was approximately 7,000. The Company believes that its employee relations are satisfactory.

Availability of Information

The Company makes available through its internet website (www.wendys-invest.com) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). The reference to the Company’s website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this document.

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

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to the Company’s reputation and swiftly affect sales and profitability.

Reports, whether true or not, of food-borne illnesses (such as E. coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and food tampering have in the past severely injured the reputations of participants in the quick service restaurant segment and could in the future affect the Company as well. The Company’s reputation is an important asset to the business; as a result, anything that damages brand reputation could immediately and severely hurt systemwide sales and, accordingly, revenues and profits. If customers become ill from food-borne illnesses, the Company could also be forced to temporarily close some restaurants. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect system sales on a local, regional or systemwide basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of the Company’s restaurants, could materially harm the Company’s business.

Failure to successfully implement the Company’s growth strategy could reduce, or reduce the growth of, the Company’s revenue and net income.

The Company plans to increase the number of Wendy’s restaurants over the next five years, but may not be able to achieve its growth objectives and any new restaurants may not be profitable. The opening and success of restaurants depends on various factors, including:

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

If the Company is unable to open new restaurants as planned, if the stores are less profitable than anticipated or if the Company is otherwise unable to successfully implement its growth strategy, revenue and profitability may grow more slowly or even decrease, which could cause the Company’s stock price to decrease.

The Company intends to expand into the breakfast daypart, where competitive conditions are challenging, the Wendy’s brand is not well known and markets may prove difficult to penetrate.

The Company plans to expand breakfast to more than 50% of its restaurants by late 2008. Many of the markets into which the Company intends to roll out breakfast will have challenging competitive conditions, varied consumer tastes and discretionary spending patterns that differ from its existing dayparts. In addition, breakfast sales could cannibalize lunch sales and may have negative implications on food and labor costs and restaurant margins. The Company will need to build breakfast brand awareness through greater investments in advertising and promotional activities. Capital investments will also be required at company operated restaurants and franchised restaurants where breakfast will be served and franchisees could elect not to participate in the breakfast expansion. As a result of the foregoing, breakfast sales and profits therefrom may take longer to reach expected levels or may never do so.

The Company and its franchisees are affected by commodity market fluctuations, which could reduce profitability or sales and shortages or interruptions in the supply or delivery of perishable food products could damage the Company’s reputation and adversely affect its operating results.

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

The Company is subject to health, employment, environmental and other government regulations, and failure to comply with existing or future government regulations could expose the Company to litigation, damage the Company’s reputation and lower profits.

The Company and its franchisees are subject to various federal, state and local laws affecting their businesses. The successful development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use (including the placement of drive-thru windows), environmental (including litter), traffic and other regulations. Restaurant operations are also subject to licensing and regulation by state and local departments relating to health, food preparation, sanitation and safety standards, federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions and citizenship requirements), federal and state laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the Americans with Disabilities Act of 1990. If the Company fails to comply with any of these laws, it may be subject to governmental action or litigation, and its reputation could be accordingly harmed. Injury to the Company’s reputation would, in turn, likely reduce revenues and profits.

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

Litigation from customers, franchisees, employees and others could harm the Company’s reputation and impact operating results.

Claims of illness or injury relating to food quality or food handling are common in the food service industry. In addition, class action lawsuits have been filed, and may continue to be filed, against various quick service restaurants alleging, among other things, that quick service restaurants have failed to disclose the health risks associated with high-fat foods and that quick service restaurants’ marketing practices have encouraged obesity. In addition to decreasing the Company’s sales and profitability and diverting management resources, adverse publicity or a substantial judgment against the Company could negatively impact the Company’s reputation, hindering the ability to attract and retain qualified franchisees and grow the business.

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

The Company may not be able to adequately protect its intellectual property, which could decrease the value of the Company and its products.

The success of the Company’s business depends on the continued ability to use existing trademarks, service marks and other components of the Company’s brand in order to increase brand awareness and further develop branded products. The Company may not be able to adequately protect its trademarks, and the use of these trademarks may result in liability for trademark infringement, trademark dilution or unfair competition. All of the steps the Company has taken to protect its intellectual property may not be adequate.

The Company’s earnings and business growth strategy depends in large part on the success of its franchisees, and the Company’s reputation may be harmed by actions taken by franchisees that are outside of the Company’s control.

A portion of the Company’s earnings comes from royalties, rents and other amounts paid by the Company’s franchisees. Franchisees are independent contractors, and their employees are not employees of the Company.

The Company provides training and support to, and monitors the operations of, its franchisees, but the quality of their restaurant operations may be diminished by any number of factors beyond the Company’s control. Consequently, franchisees may not successfully operate stores in a manner consistent with the Company’s high standards and requirements and franchisees may not hire and train qualified managers and other restaurant personnel. Any operational shortcoming of a franchise restaurant is likely to be attributed by consumers to the Company’s system, thus damaging the Company’s reputation and potentially affecting revenues and profitability.

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

Item 1B.	Unresolved Staff Comments

In November 2006, the Company received written comments from the staff of the SEC regarding the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006, to which the Company has provided an initial response. The staff of the SEC has recently verbally requested that the Company provide additional information with respect to one of its responses and the Company is in the process of responding to that request. The Company does not expect its response to the staff’s verbal request to have a material effect on its financial statements.

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

There are also a number of existing Wendy’s and THI concepts combined in single free-standing units which average about 5,780 square feet. These units are leased from the 50/50 restaurant real estate joint venture between Wendy’s and THI and share a common dining room seating from approximately 100 to 130 persons. Each unit has separate Wendy’s and THI food preparation and storage areas and most have separate pick-up windows for each concept. The Company does not intend to open a significant number of new combo units going forward.

The Company remodels its restaurants on a periodic basis to maintain a fresh image, providing convenience for its customers and increasing the overall efficiency of restaurant operations.

At December 31, 2006, the Company and its franchisees operated 6,673 Wendy’s restaurants. Of the 1,465 company operated Wendy’s restaurants, the Company owned the land and building for 644 restaurants, owned the building and held long-term land leases for 570 restaurants and held leases covering land and building for 251 restaurants. The Company’s land and building leases are generally written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage, generally less than 6%, of annual sales in excess of specified amounts. Some of the real estate owned by the Company is subject to mortgages which mature over various terms. The Company also owned land and buildings for, or leased, 248 Wendy’s restaurant locations which were leased or subleased to franchisees. Surplus land and buildings are generally held for sale.

The Bakery operates two facilities in Zanesville, Ohio that produce hamburger buns for Wendy’s restaurants. The hamburger buns are distributed to both company operated and franchisee restaurants using primarily the Bakery’s fleet of trucks. As of December 31, 2006 the Bakery employed approximately 353 people at the two facilities that had a combined size of approximately 205,000 square feet.

The location of company and franchise restaurants is set forth below.

	Wendy’s
State	Company	Franchise
Alabama	—	98
Alaska	—	8
Arizona	48	54
Arkansas	—	64
California	66	228
Colorado	47	82
Connecticut	5	43
Delaware	—	15
Florida	200	302
Georgia	53	243
Hawaii	7	—
Idaho	—	29
Illinois	94	87
Indiana	5	171
Iowa	—	47
Kansas	19	55
Kentucky	3	139
Louisiana	70	65
Maine	4	17
Maryland	—	115
Massachusetts	61	34
Michigan	30	248
Minnesota	—	69
Mississippi	8	90
Missouri	24	49
Montana	—	16
Nebraska	—	34
Nevada	—	47
New Hampshire	4	23
New Jersey	17	126
New Mexico	—	38
New York	67	156
North Carolina	40	206
North Dakota	—	8
Ohio	89	353
Oklahoma	—	41
Oregon	24	31
Pennsylvania	80	187
Rhode Island	10	12
South Carolina	—	128
South Dakota	—	9
Tennessee	—	183
Texas	84	314
Utah	61	23
Vermont	—	6
Virginia	48	164
Washington	27	46
West Virginia	22	50
Wisconsin	—	65
Wyoming	—	14
District of Columbia	—	6

Domestic Subtotal	1,317	4,638

	Wendy’s
Country/Territory	Company	Franchise
Aruba	—	3
Bahamas	—	7
Canada	146	231
Cayman Islands	—	2
Costa Rica	—	2
Dominican Republic	—	1
El Salvador	—	12
Guam	2	—
Guatemala	—	6
Honduras	—	24
Indonesia	—	20
Jamaica	—	2
Japan	—	78
Mexico	—	17
New Zealand	—	16
Panama	—	6
Philippines	—	40
Puerto Rico	—	61
Venezuela	—	39
Virgin Islands	—	3

International Subtotal	148	570

Grand Total	1,465	5,208

Item 3.	Legal Proceedings

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

Market Price of Common Stock

2006	High	Low	Close
First Quarter	$66.35	$53.90	$62.06
Second Quarter	63.65	56.25	58.29
Third Quarter	67.19	57.54	67.00
Fourth Quarter (1)	35.95	31.75	33.09

2005	High	Low	Close
First Quarter	$41.15	$36.73	$39.15
Second Quarter	48.50	38.04	47.64
Third Quarter	53.62	43.58	45.15
Fourth Quarter	56.40	43.88	55.26

(1)	On September 29, 2006, the Company distributed 1.3542759 shares of THI common stock for each outstanding share of Wendy’s common stock in the form of a pro rata stock dividend. After the distribution, the market price of the Company’s stock reflected the value of the Company excluding THI. See Note 6 of the Financial Statements and Supplementary Data included in Item 8 herein for additional information on the THI distribution.

At February 23, 2007, the Company had approximately 107,500 shareholders of record.

Dividends Declared and Paid Per Share

Quarter	2006	2005
First	$.17	$.135
Second	.17	.135
Third	.17	.135
Fourth (1)	.085	.17

(1)	On September 29, 2006, the Company distributed 1.3542759 shares of THI common stock for each outstanding share of Wendy’s common stock in the form of a pro rata stock dividend. After the distribution, the Company reduced its dividend to $.085. The Company’s adjusted annual dividend rate beginning in the fourth quarter of 2006 of $0.34 plus the value of the THI annual dividend of $0.25 per share U.S. (as of October 2006) times the spin-off distribution ratio of 1.3542759 is equivalent to the Company’s previous $0.68 annual dividend prior to the spin-off. See Note 6 of the Financial Statements and Supplementary Data included in Item 8 herein for additional information on the THI distribution.

See Note 6 on pages 61 through 64 of the Financial Statements and Supplementary Data included in Item 8 herein for information on related stockholder matters.

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

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,502,603	$15.6476	818,075
Equity compensation plans not approved by security holders	381,499	$13.7075	497,009
Total	2,884,102	$15.2293	1,315,084

Included in the 2,884,102 total number of securities in column (a) above are approximately 1.0 million restricted stock units and restricted stock awards. The weighted-average exercise price in column (b) is based only on stock options as restricted stock units and restricted stock awards have no exercise price.

On August 2, 1990, the Board of Directors adopted the WeShare Stock Option Plan (the “WeShare Plan”), a non-qualified stock option plan that provided for grants of options equal to 10% of each eligible employee’s earnings, with a minimum of 20 options to be granted to each eligible employee annually. Beginning in 2002, options equal to 8-12% of each eligible employee’s earnings could be granted annually under the WeShare Plan. The percentage of each eligible employee’s earnings was determined by the Company’s annual performance as measured by earnings per share growth and the Company’s three-year average total shareholder return relative to the Standard & Poor’s 500 Index. Most employees of the Company and its subsidiaries who were full-time employees on the grant date and on December 31 of the year preceding the grant date were eligible employees. On August 2, 1990, the Board of Directors adopted the 1990 Stock Option Plan (“1990 Plan”) for issuance of equity awards to key employees and outside directors. On April 22, 2004, the Company’s shareholders approved the 2003 Stock Incentive Plan (“2003 Plan”) for issuance of equity awards to employees and outside directors. In aggregate 1.3 million shares are reserved under the WeShare Plan, the 1990 Plan and the 2003 Plan as of December 31, 2006.

Options granted under the WeShare Plan, 1990 Plan and 2003 Plan had a term of 10 years from the grant date and became exercisable in installments of 25% on each of the first four anniversaries of the grant date. Under the original terms of these grants, these exercise dates could be accelerated if the Company was involved in certain merger, consolidation, reclassification or exchange of securities transactions as specified in each of the respective plans. If an employee’s employment is terminated for any reason other than death, disability, termination without cause in connection with the disposition of one or more restaurants or retirement, the options will be canceled as of the date of such termination. If the employee’s employment is terminated by reason of his or her death, disability or termination without cause in connection with the disposition of one or more restaurants (“disposition termination”), the options will become immediately exercisable and may be exercised at any time during the 12-month period after his or her death, disposition termination or date of becoming disabled, subject to the stated term of the options. If the employee’s employment is terminated by reason of his or her retirement, the options may be exercised during the 48-month period after the retirement date, subject to the stated term of the options. The Company had granted options under the WeShare Plan annually to several thousand employees. However, the Company no longer makes grants of options under the WeShare Plan or the 1990 Plan and did not make any option grants under the 2003 Plan in 2006. The WeShare Plan has not been submitted to the shareholders of the Company for approval as permitted under current New York Stock Exchange listing requirements.

Restricted stock unit grants under the 2003 Plan generally vest over a 30 month period for employees in Canada and over a four year period for U.S. employees.

On October 27, 2005, the Compensation Committee (the “Committee”) of the Board of Directors of the Company, after discussion with the Board, approved accelerating the vesting, effective October 27, 2005, of approximately 3.2 million stock options, representing all then outstanding, unvested stock options granted under the Company’s (i) 1990 Plan, as amended; (ii) WeShare Plan, as amended; and (iii) 2003 Plan; as amended (collectively, the “Plans”), that were held by then current employees, including all executive officers, and employees who retired with unvested stock options after having attained age 55 with at least 10 years of service with the Company or its subsidiaries. The vesting of stock options held by the independent directors of the Company was not changed by this action. Except as described below for executive officers, all other terms and conditions of each stock option award remain the same.

The Committee’s decision to accelerate the vesting of all then outstanding, unvested stock options granted under the Plans only affected stock option awards granted from October 31, 2001, through 2004. It did not affect stock option awards granted prior to October 31, 2001 and prior years since those options had already vested and no stock options were granted by the Company in 2005 as the Company transitioned from stock options to restricted stock and restricted stock unit awards. The Committee’s acceleration decision did not affect restricted stock unit awards. Of the total number of stock options accelerated, approximately 463,000 were held by executive officers at October 27, 2005.

The Committee imposed a holding period that will require all executive officers to refrain from selling shares acquired upon the exercise of these accelerated options (other than shares needed to cover the exercise price, applicable transaction fees and satisfying withholding taxes) until the date on which the exercise would have been permitted under the option’s original vesting terms or, if earlier, the executive officer’s death, disability or termination of employment. The decision to accelerate the vesting of these stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of Financial Accounting Standards Board Statement No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”). In addition, the decision to accelerate the vesting of stock options is expected to have a positive effect on employee morale, retention and perception of value at various levels of the enterprise. The acceleration of vesting does not alter the vesting of restricted stock, restricted stock units or performance shares held by directors, officers and employees of the Company. SFAS No. 123R: (i) generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period; (ii) applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date; and (iii) was effective for the Company as of the beginning of its first quarter 2006. The future expense that was eliminated as a result of the acceleration of the vesting of these options is estimated to be approximately $8 million, $3 million and $1 million in 2006, 2007 and 2008, respectively. In 2005, as a result of modifying the vesting period of the options, the Company’s continuing operations included $3.5 million in compensation expense in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. The expense represents the estimated number of stock options that would have been forfeited according to the original terms of the options that will no longer be forfeited due to the acceleration of the vesting, at the intrinsic value of the options on the date vesting was accelerated.

On September 29, 2006, the Company completed the spin-off of THI. The distribution took place in the form of a pro rata common stock dividend to the Company’s shareholders of record as of Friday, September 15, 2006. Shareholders received 1.3542759 shares of THI common stock for each share of the Company’s common stock held. Cash was paid for fractional share interests. In total, the Company distributed 159,952,977 shares of THI common stock to its shareholders, representing all of the shares of THI that Wendy’s owned as of September 29, 2006. In conjunction with the spin-off of THI, directors, officers and employees of the Company holding options, restricted stock units (including accrued dividend equivalent units) and performance shares did not receive shares of THI in the spin-off distribution on the common shares underlying those equity awards. Pursuant to the provisions of the Plans, to preserve the economic value of those equity awards as they existed prior to the spin-off, the Committee approved an adjustment to all outstanding options, restricted stock units (including accrued dividend equivalent units) and performance shares. The equity award adjustment was effected by dividing the number of shares underlying the equity awards by 0.4828 and by multiplying the stock option exercise price by the same adjustment ratio. This adjustment ratio was obtained by dividing the “ex-dividend” opening price of the Company’s common stock on the New York Stock Exchange on October 2, 2006 ($32.35), the first trading day after the spin-off, by the closing price of the Company’s common stock in the “regular way” market on September 29, 2006 ($67.00). There was no compensation expense charge associated with this conversion.

The following table presents the Company’s repurchases of its common stock for each of the three periods included in the fourth quarter ended December 31, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Period 10 (October 2, 2006 — November 5, 2006)	0	$0	0	35,400,000
Period 11 (November 6, 2006 — December 3, 2006)	22,413,278	$35.75	22,413,278	12,986,722
Period 12 (December 4, 2006 —December 31, 2006)	0	$0	0	12,986,722
Total	22,413,278	$35.75	22,413,278	12,986,722

(1) On October 9, 2006 the Company’s Board of Directors authorized the repurchase of up to 35.4 million common shares of the Company to be implemented over 18-24 months from the date of authorization. This authorization replaced all prior authorizations, including the $907.3 million authorization remaining at October 1, 2006. The 22.4 million shares repurchased in Period 11 were repurchased pursuant to the terms of a modified “Dutch Auction” tender offer, which was initiated on October 18, 2006 and completed on November 16, 2006.

Item 6.	Selected Financial Data

Selected Financial Data

(Information included below excludes amounts related to discontinued operations, except where otherwise noted)

Operations (in millions)	2006	2005	2004 (1)	2003	2002
Revenues (2)	$2,439	2,455	2,502	2,252	2,060
Sales (2)	$2,155	2,138	2,194	1,960	1,781
Income from continuing operations before income taxes	$42	137	176	182	192
Income from continuing operations	$37	85	106	120	122
Income (loss) from discontinued operations (3)	$57	139	(54)	116	97
Net income (3)	$94	224	52	236	219
Capital expenditures	$110	181	166	214	240

Per Share Data
Diluted earnings per common share from continuing operations	$.32	.73	.92	1.04	1.06
Diluted earnings (loss) per common share from discontinued operations	$.50	1.19	(.47)	1.01	.83
Total diluted earnings per common share (including discontinued operations)	$.82	1.92	.45	2.05	1.89
Dividends declared and paid per common share	$.60	.58	.48	.24	.24
Market price at year-end (4)	$33.09	55.26	39.26	39.24	27.07

Financial Position (in millions)
Total assets (including discontinued operations)	$2,060	3,440	3,198	3,133	2,680
Property and equipment, net	$1,226	1,348	1,512	1,462	1,324
Long-term obligations	$556	540	539	639	645
Shareholders’ equity (including discontinued operations)	$1,012	2,059	1,716	1,759	1,449

Ratios
Company operated store margins (5)%	8.9	8.6	10.9	13.1	14.5
Pretax profit margin (6)%	1.7	5.6	7.0	8.1	9.3
Return on average assets (7)%	2.8	7.0	1.7	8.4	9.2
Return on average equity (8)%	4.7	11.9	2.9	14.9	17.0
Long-term debt to equity (9)%	55	26	31	36	45
Debt to total capitalization (10)%	34	21	23	26	31
Price to earnings (11)	40	29	87	19	14

(1)	Fiscal year includes 53 weeks.
(2)	During the year, the Company revised its presentation of the sale of kids’ meal toys to reflect the sales on a gross versus net basis under the provisions of Emerging Issues Task Force (“EITF”) 99-19. “Reporting Revenue Gross as a Principal versus Net as an Agent”. The revised presentation had no impact on operating income or net income. Amounts related to the prior years were not material, but were revised for purposes of comparability. The revisions increased sales and cost of sales $59.4 million, $61.6 million, $69.1 million, $61.0 million and $49.8 million for fiscal years 2006, 2005, 2004, 2003 and 2002, respectively.
(3)	Includes results of operations for THI, Baja Fresh and Cafe Express.
(4)	On September 29, 2006, the Company distributed 1.3542759 shares of THI common stock for each outstanding share of Wendy’s common stock in the form of a pro rata stock dividend. After the distribution, the market price of the Company’s stock reflected the value of the Company excluding THI. See Note 6 of the Financial Statements and Supplementary Data included in Item 8 herein for additional information on the THI distribution.
(5)	Company operated store margins are computed as store sales less store cost of sales and company restaurant operating costs, divided by store sales.
(6)	Pretax profit margin is computed by dividing income from continuing operations before income taxes by revenues.
(7)	Return on average assets is computed by dividing net income (including discontinued operations) by average assets over the previous five quarters, excluding advertising fund restricted assets.
(8)	Return on average equity is computed by dividing net income (including discontinued operations) by average shareholders’ equity over the previous five quarters.
(9)	Long-term debt to equity is computed by dividing long-term debt (excluding discontinued operations) by shareholders’ equity.
(10)	Debt to total capitalization is computed by dividing long-term debt (excluding discontinued operations) by total capitalization.
(11)	Price to earnings is computed using the year-end stock price divided by the diluted earnings per share for the year including discontinued operations.

Other Information

Restaurant Data	2006	2005	2004	*	2003	2002	2001	2000	1999	1998	*	1997	1996
North American Wendy’s open at year-end
Company	1,463	1,497	1,482		1,460	1,316	1,223	1,148	1,082	1,021		1,186	1,306
Franchise	4,869	4,898	4,837		4,668	4,587	4,431	4,271	4,079	3,922		3,634	3,292
International Wendy’s open at year-end
Company	2	5	5		5	4	5	5	30	15		16	9
Franchise	339	346	347		348	346	384	368	336	375		371	326
Total Wendy’s	6,673	6,746	6,671		6,481	6,253	6,043	5,792	5,527	5,333		5,207	4,933

Average net sales per domestic
Wendy’s restaurant (in thousands)
Company	$1,400	1,365	1,416		1,389	1,387	1,337	1,314	1,284	1,174		1,111	1,049
Franchise	$1,276	1,263	1,291		1,268	1,251	1,164	1,130	1,102	1,031		1,017	978
Total domestic	$1,303	1,286	1,319		1,294	1,280	1,199	1,167	1,138	1,062		1,042	998

Per Share Data
Dividends	$.60	.58	.48		.24	.24	.24	.24	.24	.24		.24	.24
Market price at year-end **	$33.09	55.26	39.26		39.24	27.07	29.17	26.25	20.81	21.81		22.88	20.88

*	Fiscal year includes 53 weeks.
**	On September 29, 2006, the Company distributed 1.3542759 shares of THI common stock for each outstanding share of Wendy’s common stock in the form of a pro rata stock dividend. After the distribution, the market price of the Company’s stock reflected the value of the Company excluding THI. See Note 6 of the Financial Statements and Supplementary Data included in Item 8 herein for additional information on the THI distribution.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Wendy’s International, Inc. and subsidiaries (the “Company”) completed the initial public offering (“IPO”) of Tim Hortons Inc. (“THI”) in March 2006, the spin-off of THI on September 29, 2006 and the sale of Baja Fresh on November 28, 2006. During the fourth quarter 2006, the Company also approved the prospective disposition of Cafe Express. Accordingly, the after-tax operating results of THI, Baja Fresh and Cafe Express appear in the “Discontinued Operations” line on the income statement for all years presented.

The Company reported net income of $94.3 million compared to $224.1 million in 2005 and $52.0 million in 2004. Income from continuing operations declined from $85.1 million in 2005 to $37.0 million in 2006 reflecting $25.0 million pretax ($15.5 million after tax) in incremental contributions to the Wendy’s National Advertising Program (“WNAP”), incremental costs incurred in connection with the Company’s restructuring initiatives of $38.9 million pretax ($24.1 million after tax), the decline of franchise rent revenue of $16.8 million pretax ($10.4 million after tax) due primarily to the sale of properties previously leased to franchisees, higher general and administrative expenses of $16.7 million pretax ($10.3 million after tax) and the impact of 2005 store closure and asset sales. The 2005 amounts included $62.7 million pretax ($39.0 million after tax) on the sale of certain properties previously leased to franchisees and $27.1 million pretax ($16.8 million after tax) related to store closures, asset impairments and other costs related to sites no longer considered for development. These net decreases were partially offset by a $33.9 million pretax 2006 increase in interest income, due primarily to higher cash balances from the THI IPO, and lower pretax interest expense of $7.4 million due primarily to the repayment of $100 million in debt in 2005.

Income from continuing operations declined from $106.1 million in 2004 to $85.1 million in 2005, primarily reflecting average same-store sales declines, higher beef costs (up 12%) and $27.1 million pretax ($16.8 million after tax) in restaurant closure and fixed asset impairment charges, all partially offset by $62.7 million pretax ($39.0 million after tax) in gains on sales of property previously leased to franchisees.

One of the key indicators in the restaurant industry that management monitors to assess the health of the Company is average same-store sales. This metric provides information on total sales at restaurants operating during the relevant period and provides a useful comparison between periods, in addition to the opening of new stores. Average same-store sales results for domestic company operated and domestic franchised restaurants are listed in the table below. Franchisee operations are not included in the Company’s financial statements; however, franchisee sales result in royalties and rental income which are included in the Company’s franchise revenues.

	2006 Average Same-Store Sales Increases/(Decreases)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2006
Domestic company restaurants	(4.8)%	0.7%	4.1%	3.1%	0.8%
Domestic franchise restaurants	(5.2)%	1.0%	3.9%	2.7%	0.6%

For comparative purposes, average same-store sales changes at domestic company operated and domestic franchised restaurants for 2005 are shown in the table below.

	2005 Average Same-Store Sales Increases/(Decreases)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2005
Domestic company restaurants	(2.2)%	(4.6)%	(5.0)%	(2.9)%	(3.7)%
Domestic franchise restaurants	(1.0)%	(3.9)%	(5.5)%	(1.8)%	(3.1)%

Other financial and operating highlights include:

■

The Company and its franchisees opened a total of 122 new restaurants during 2006, including 26 company operated restaurants and 96 franchised restaurants. This reflects the slowing of store development as the Company focuses on improving store margins.

■

During 2006 the Company announced a restructuring program to eliminate approximately $100 million of costs, including $80 million from its reported continuing operations. Although some of the savings from this effort were realized in 2006, most of the savings will be realized in 2007.

■	The Company repurchased 26.2 million shares in 2006 for $1.0 billion, including 22.4 million shares for $804.4 million in a modified “Dutch Auction” tender offer in the fourth quarter.

■	In February 2007, the Company announced its intention to increase its annual cash dividend from $0.34 per share to $0.50 per share beginning with the quarterly dividend to be paid May 2007.

A summary of systemwide restaurants is included on page 35.

Company Operated Restaurant Margins

The Company’s restaurant margins are computed as store sales less store cost of sales and company restaurant operating costs, divided by store sales. Depreciation is not included in the calculation of company operated restaurant margins. Company operated restaurant margins improved to 8.9% in 2006 compared to 8.6% in 2005, primarily reflecting improvements in cost of sales. The 2005 company operated restaurant margins declined from 10.9% in 2004 to 8.6% primarily reflecting lower average same-store sales and higher beef costs.

Sales

The Company’s sales are comprised of sales from company operated restaurants, sales of kids’ meal toys to franchisees and sales of sandwich buns from the Company’s bun baking facilities to franchisees. Franchisee sales are not included in reported sales. Of total sales, domestic company store sales comprised approximately 88% in each period presented, while the remainder primarily represented Canadian company store sales.

The $16.2 million increase in sales in 2006 versus 2005 primarily included the impact from a strengthening Canadian dollar of approximately $13 million and the impact of higher average same-store sales at company operated restaurants, offset by fewer U.S. company operated restaurants open during the year, as the Company closed 29 underperforming company operated restaurants in 2006.

The $55.7 million decrease in sales in 2005 versus 2004 primarily represents lower average same-store sales at company operated restaurants and the impact of 2005 being a 52-week year versus 53 weeks in 2004, partially offset by an increase in the number of company operated restaurants open. Total company operated restaurants open at year-end 2006 were 1,465 versus 1,502 at year-end 2005 and 1,487 at year-end 2004.

The following table summarizes various restaurant statistics for domestic company operated restaurants for the years indicated:

	2006	2005	2004
Average same-store sales increase (decrease)	0.8%	(3.7)%	2.9%
Company operated restaurants open at year-end	1,317	1,345	1,328
Average unit volumes	$1,400,000	$1,365,000	$1,416,000

Franchise Revenues

The Company’s franchise revenues include royalty income from franchisees, rental income from properties leased to franchisees, gains from the sales of properties to franchisees and franchise fees. Franchise fees cover charges for various costs and expenses related to establishing a franchisee’s business.

The $32.4 million decrease in franchise revenues in 2006 versus 2005 primarily reflects $16.8 million in lower rental income due to the sale of sites previously leased to franchisees during 2005 and early 2006. The decrease also reflects the absence of $16.3 million in gains on sales of properties leased to franchisees that occurred in 2005.

The $8.9 million increase in franchise revenues in 2005 versus 2004 primarily reflects a higher number of franchise restaurants open and 2005 gains of $16.3 million on sales of properties leased to franchisees. These increases were partially offset by an extra week of revenues in 2004 and average same-store sales decreases in franchise restaurants.

The following table summarizes various restaurant statistics for domestic franchised restaurants for the years indicated:

	2006	2005	2004
Average same-store sales increase (decrease)	0.6%	(3.1)%	1.8%
Franchise restaurants open at year-end	4,638	4,673	4,607
Average unit volumes	$1,276,000	$1,263,000	$1,291,000

Cost of Sales

Cost of sales includes food, paper and labor costs for company operated restaurants, and the cost of goods sold to franchisees related to kids’ meal toys and from the Company’s bun baking facilities. Of the total cost of sales, domestic company operated restaurant cost of sales comprised approximately 87% in each period presented, while the remainder primarily represented Canadian company operated restaurants. Overall, cost of sales as a percent of sales was 62.7% in 2006, 63.7% in 2005 and 62.4% in 2004.

Domestic company operated restaurant cost of sales were 61.5% of domestic company operated restaurant sales in 2006, compared with 62.5% in 2005 and 61.1% in 2004. Domestic food and paper costs were 32.8% of domestic company operated restaurant sales in 2006, compared with 33.8% in 2005 and 33.3% in 2004. The decrease in 2006 versus 2005 primarily reflects lower commodity costs, including an approximate 8% decline in beef, and improved menu management, with the introduction of higher-margin products. The increase in 2005 versus 2004 primarily reflects an increase in commodity costs, including higher beef costs of approximately 12%.

Domestic labor costs were 27.8% of domestic company operated restaurant sales in 2006, compared with 27.8% in 2005 and 26.8% in 2004. The increase in 2006 versus 2005 primarily reflects an average labor rate increase of 2.3%, partially offset by the favorable impact from the closure of lower volume stores in 2005, an average same-store sales increase in company operated restaurants and productivity improvements. The increase in 2005 versus 2004 primarily reflects the impact of lower average sales.

Company Restaurant Operating Costs

Company restaurant operating costs include costs necessary to manage and operate company restaurants, except cost of sales and depreciation. Of the total company restaurant operating costs, domestic company stores comprised approximately 90% in each period presented, while the remainder primarily represented Canadian company stores.

As a percent of company operated restaurant sales, company restaurant operating costs were 28.5% in 2006, 27.8% in 2005 and 26.9% in 2004. The 2006 increase versus 2005 primarily reflects higher utilities of $6.6 million, higher performance-based incentive compensation of $4.4 million, as well as higher costs for property management, insurance and supplies. These increases were partially offset by lower group insurance reserves of $4.1 million due to favorable claims experience. The 2005 increase as a percent of company restaurant sales versus 2004 primarily reflects negative average same-store sales in 2005.

Operating Costs

Operating costs include rent expense and other costs related to properties subleased to franchisees, other franchisee related costs and costs related to operating and maintaining the Company’s bun baking facilities.

The $26.3 million increase in operating costs in 2006 versus 2005 primarily reflects a $25.0 million special contribution to the WNAP, as well as $3.4 million in payments related to a distributor commitment and $1.2 million in 2006 for franchise remodel incentives. These increases were partially offset by lower rent expense due to the fact that a 50/50 joint venture between Wendy’s and THI is no longer consolidated as a result of the spin-off of THI in September 2006, and therefore, this rent is no longer included in operating costs. For the first nine months of 2006, this rent totaled approximately $6 million.

Total operating costs in 2005 were essentially even with 2004.

Depreciation of property and equipment

Consolidated depreciation of property and equipment decreased 4.2% in 2006 and increased 16.7% in 2005. The decrease in 2006 versus 2005 primarily reflects a reduction in the number of company operated restaurants. The increase in 2005 versus 2004 primarily reflects additional restaurant development and a depreciation expense reduction recorded in 2004 related to a lease correction.

General and Administrative Expenses

General and administrative expenses increased $16.7 million, or 7.6%, to $237.6 million versus 2005. As a percent of revenues, general and administrative expenses were higher in 2006 at 9.7% versus 9.0% in 2005. The dollar and percent increase in 2006 includes incremental expense for performance-based incentive compensation of $10.9 million, $9.2 million in incremental consulting and professional fees and $7.4 million in higher costs related to breakfast. These increases were partially offset by lower salary and benefit costs of $14.8 million.

In 2005, general and administrative expenses increased $10.7 million, or 5.1%, to $220.9 million versus 2004. As a percent of revenues, general and administrative expenses were higher in 2005 at 9.0% versus 8.4% in 2004. The dollar and percent increase in 2005 includes incremental compensation expense of $8.9 million related to the Company’s restricted shares award program implemented in the second quarter of 2004, compensation expense related to the accelerated vesting of the Company’s outstanding stock options of $3.5 million, higher salaries and wages of $3.9 million and a decrease in revenues. These increases were partially offset by reduced performance-based incentive compensation of $10.4 million.

Other Expense (Income), Net

Other expense (income), net includes amounts that are not directly derived from the Company’s primary business. These include expenses related to store closures, restructuring costs, sales of properties to non-franchisees, joint venture rent revenue and reserves for legal issues.

The following is a summary of other expense (income), net for each of the years indicated:

(In thousands)	2006	2005	2004
Restructuring costs	$38,914	$0	$0
Store closing costs	16,737	24,696	0
Rent revenue	(14,021)	(16,359)	(14,401)
(Gain) loss from property dispositions	(6,833)	(46,855)	464
Equity investments and other, net	2,671	4,255	12,608
Other expense (income), net	$37,468	$(34,263)	$(1,329)

Restructuring costs

In the first quarter of 2006, the Company announced its plans to reduce general and administrative and other costs $100 million, including $80 million in the continuing Wendy’s business. In order to accomplish this, the Company offered a voluntary enhanced retirement plan to certain full-time employees who were 55 years of age and had at least 10 years of service. Benefits primarily included severance and healthcare coverage. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, in 2006, the Company recorded $16.5 million in charges related to the individuals that accepted the offer. This amount also includes $2.5 million of additional stock compensation expense for unvested restricted stock units resulting from the acceleration of vesting to the employees’ retirement dates, in accordance with the Company’s stock compensation plan. In the fourth quarter of 2006, the Company recognized a $3.9 million settlement charge as a result of distributions from the Company’s defined benefit pension plan, primarily related to those individuals who participated in the voluntary enhanced retirement plan.

In the second quarter of 2006, the Company initiated a reduction in force, also intended to contribute to the cost reductions. In accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, in 2006 the Company recorded severance and related costs of $13.3 million related to this reduction in force, which includes $4.1 million of severance costs related to certain senior executives who left the Company in 2006. Substantially all of the $13.3 million of costs began being paid in the third quarter of 2006 and will continue through 2007. Approximately $1.0 million of these costs represented additional stock compensation expense related to the modification of stock-based equity awards. In the third quarter of 2006, the Company revised its estimate related to the expected payout for certain employees included in the reduction in force. This revision of estimates resulted in a reduction of expense of $1.9 million.

In addition to the employee related costs above, the Company incurred professional fees of $3.6 million in 2006 in connection with the cost reduction initiatives described above, all of which have been paid. Also, the Company incurred $1.9 million in relocation and employee benefit costs in the 2006 associated with the cost reduction initiatives, the significant majority of which have been paid.

Store closures

The Company recorded store closure charges of $16.7 million and $24.7 million in 2006 and 2005, respectively, including asset impairments and lease termination costs.

Rent revenue

Rent revenue included in other (income) expense, net represents rent paid by THI to a 50/50 restaurant real estate joint venture between Wendy’s and THI. After the spin-off of THI on September 29, 2006, this joint venture is no longer consolidated in the Company’s financial statements and only Wendy’s 50% share of the joint venture income is included in other (income) expense, net, under the equity accounting method.

(Gain) loss from property dispositions

The 2006 gain from property dispositions includes $5.5 million of gains related to properties held for sale. The 2005 gain from property dispositions includes a gain of $46.2 million related to the sale of 130 Wendy’s real estate properties to a third party for $119.1 million.

Equity investments and other, net

Equity investments and other, net in 2006 includes equity income recorded in the fourth quarter from the Company’s 50/50 restaurant real estate joint venture with THI. Prior to the fourth quarter this joint venture was consolidated. Equity investments and other, net in 2005 and 2004 primarily includes equity losses from other equity investments held by the Company, legal reserves, including approximately $8 million in 2004 and other costs.

Interest Expense

The $7.4 million decrease in interest expense in 2006 versus 2005 primarily reflects the repayment of the Company’s $100 million, 6.35% Notes in December 2005. Interest expense in 2005 was $43.1 million and comparable to 2004 interest expense of $42.0 million.

Interest Income

The $33.9 million increase in interest income in 2006 versus 2005 primarily reflects interest earned on the funds received from THI after its IPO in late March, which also included borrowings by THI paid to the Company. Interest income only increased $1.5 million in 2005 as compared to 2004.

Income Taxes

The effective income tax rate for continuing operations for 2006 was 12.8% compared to 37.8% for 2005 and 39.8% for 2004. The rate for 2006 was favorably impacted by the resolution of the IRS audit for 2001 through 2004 along with audits for various states. Additionally, the rate in 2006 benefited from federal tax credits earned throughout the year for hiring employees in the Gulf Zone subsequent to Hurricane Katrina. The rate for 2005 compared to 2004 was favorably impacted by new state tax legislation enacted in the second quarter of 2005 and by Katrina-related credits earned in the fourth quarter of 2005.

Income (Loss) from Discontinued Operations

The Company completed its spin-off of THI on September 29, 2006 and completed its sale of Baja Fresh on November 28, 2006. During the fourth quarter 2006, the Company also approved the prospective sale of Cafe Express. Accordingly, the after-tax operating results of THI, Baja Fresh and Cafe Express appear in the “Discontinued Operations” line on the income statement for all years presented. Income (loss) from discontinued operations, net of tax, was $57.3 million, $139.0 million and $(54.1) million in 2006, 2005 and 2004, respectively. The results for 2006 include a Baja Fresh $46.9 million pretax goodwill impairment charge, $84.5 million and $9.2 million of Baja Fresh and Cafe Express pretax intangible and fixed asset impairment charges, respectively, and a tax benefit of $11.5 million to recognize the outside book versus tax basis differential on the sale of the stock of Baja Fresh. Also, the results from discontinued operations included only nine months of THI results in 2006 compared to a full year of THI results in 2005 and 2004. The results for 2005 include $25.4 million and $10.7 million of THI and Cafe Express pretax goodwill impairment charges, respectively, and $18.5 million and $4.0 million of pretax asset impairment charges of THI and Cafe Express, respectively. The 2004 results include $190.0 million in Baja Fresh pretax goodwill impairment charges and $21.7 million in pretax store closure and fixed asset impairment charges. See also Note 10 to the Consolidated Financial Statements.

COMPREHENSIVE INCOME

Comprehensive income was lower than net income by $16.0 million in 2006, and higher than net income by $12.1 million and $55.9 million in 2005 and 2004, respectively. The decrease in comprehensive income in 2006 primarily includes a pension liability adjustment of $21.5 million, offset by $5.4 million in favorable translation adjustments. The increases in comprehensive income over net income in 2005 and 2004 primarily reflect favorable translation adjustments on the Canadian dollar.

FINANCIAL POSITION

Overview

The Company generates considerable cash flow each year from net income excluding depreciation and amortization. The main recurring requirement for cash is capital expenditures. In the last three years the Company has generated cash from continuing operating activities in excess of capital expenditure spending. The sale of properties has also provided significant cash to continuing operations over the last three years. Share repurchases are part of the ongoing financial strategy utilized by the Company, and normally these repurchases come from cash on hand and the cash provided by option exercises. In the fourth quarter of 2006, the Company also used approximately $800 million of funds received from THI after its IPO in late March to complete a “Dutch Auction” tender offer share repurchase. In the short term, the Company expects cash provided from option exercises and the cash used for share repurchases should decrease as the Company has not granted options over the last two years and only approximately 2 million options were outstanding as of December 31, 2006. The Company plans to begin granting options again in 2007 and intends to seek approval for a new equity award program at its 2007 shareholders’ meeting in April 2007. In February 2007, the Company announced its intention to increase its annual cash dividend from $0.34 per share to $0.50 per share beginning with the quarterly dividend to be paid May 2007. The Company currently has a $500 million shelf registration and $200 million line of credit which are unused as of December 31, 2006.

The Company maintains a strong balance sheet. Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt BB+ and Ba2, respectively. The long-term debt-to-total equity ratio for the Company’s continuing operations increased to approximately 55% at year-end 2006 from approximately 26% at year-end 2005, primarily reflecting a $1.0 billion decline in equity in 2006 due to common share repurchases of $1.0 billion.

Total assets from continuing operations increased $0.1 million in 2006 to $2.1 billion. Net property and equipment decreased $0.1 million, primarily reflecting the sale and closure of certain restaurants and depreciation expense partially offset by new restaurant openings. Return on average assets was 2.9% in 2006 and 7.0% in 2005. The decrease reflects a reduction in net income. Return on average assets is computed as net income divided by average assets over the previous five quarters, excluding advertising fund restricted assets. Current advertising fund restricted assets are separately presented on the Company’s balance sheets. The Company is restricted from utilizing these assets for its own purposes. See also Note 14 of the Financial Statements and Supplementary Data included in Item 8 herein for further information.

Total shareholders’ equity decreased $1.0 billion in 2006 due primarily to common share repurchases. THI net IPO proceeds of $716.7 million increased shareholder’s equity, while shareholders’ equity was reduced by $638.9 million at the time of the spin-off of THI. Return on average equity, defined as net income divided by average equity over the previous five quarters, was 4.7% in 2006 and 11.9% in 2005.

Comparative Cash Flows

Cash flows from operations provided by continuing operations were $143.9 million, $190.8 million and $240.8 million for 2006, 2005 and 2004, respectively. The 2006 decrease was primarily due to tax benefits of $29.2 million related to equity award grants which were classified as financing activities versus operating activities in accordance with SFAS No. 123R “Share Based Payment” and higher working capital cash outflows in 2006 versus 2005. The 2005 decrease compared to 2004 was primarily related to lower net income, net of 2005 net gains from property dispositions.

Cash flows from operations provided by discontinued operations were $127.5 million, $286.5 million and $261.6 million for 2006, 2005 and 2004, respectively. The 2006 decrease was primarily due to higher tax and interest payments of $30.1 million, 2006 foreign currency hedge payments of $28.0 million, and higher working capital cash outflows in 2006 versus 2005. The increase in 2005 over 2004 cash flows provided by discontinued operations includes higher earnings from THI.

Net cash used in investing activities from continuing operations totaled $62.6 million in 2006 compared to cash provided of $3.7 million in 2005 and cash used of $113.4 million in 2004. The $66.3 million difference between 2006 and 2005 primarily reflects a decrease in proceeds from property dispositions of $133.2 million primarily due to the 2005 sale of properties previously leased to franchisees, partially offset by lower 2006 capital expenditures of $71.8 million. The $117.1 million difference between 2005 and 2004 primarily reflects the higher proceeds from property dispositions of $138.9 million primarily due to the 2005 sale of properties previously leased to franchisees, partially offset by higher 2005 capital expenditures of $14.8 million Capital expenditures are the largest ongoing component of the Company’s investing activities and include expenditures for new restaurants, improvements to existing restaurants and other capital needs. A summary of continuing operations capital expenditures for the last three years follows.

Capital Expenditures (In millions)	2006	2005	2004
New restaurants	$44	$101	$64
Restaurant improvements	56	56	60
Other capital needs	10	24	42
Total capital expenditures	$110	$181	$166

Net cash used in investing activities from discontinued operations totaled $88.3 million in 2006 compared to $190.9 million in 2005 and $209.1 million in 2004. The decrease in net cash used in 2006 primarily reflects a $76.5 million decrease in capital expenditures for new store development and higher development costs in 2005 for THI’s new distribution center and $25.0 million in net proceeds from the sale of Baja Fresh in 2006. The decrease in net cash used in 2005 versus 2004 primarily reflects $44.3 million in cash used by THI in 2004 to acquire Bess Eaton and $10.9 million in cash used by Baja Fresh for the acquisition of franchises in 2004. These cash flows were partially offset by a $24.7 million cash inflow received by THI in 2004 from the maturity of a short-term investment, and higher capital expenditures in 2005 versus 2004 of $15.4 million.

Net cash used in financing activities from continuing operations totaled $854.9 million in 2006 compared to $77.4 million in 2005 and $181.3 million in 2004. The $777.5 million increase in net cash used from continuing operations in 2006 compared to 2005 primarily reflects higher share repurchases of $925.4 million and $96.1 million in lower 2006 proceeds from employee exercises of stock options, partially offset by $94.0 million in proceeds from debt established through the sale of a portion of the Company’s royalty stream and 2005 net debt repayments of $124.3 million. The $103.9 million decrease in net cash used in financing activities from continuing operations in 2005 compared to 2004 primarily reflects higher 2005 proceeds from employee exercises of stock options of $184.5 million and lower share repurchases of $38.6 million, partially offset by higher debt repayments of $107.8 million. Dividends paid in 2005 increased $11.4 million due to a 12.5% increase in the dividend rate in the first quarter of 2005 and a 25% increase in the dividend rate in the third quarter of 2005.

Financing activities from discontinued operations provided $796.9 million in 2006 compared to a cash use of $0.1 million in 2005 and $2.4 million in 2004. The increase in 2006 is primarily related to net proceeds of $716.8 million related to the THI IPO and THI proceeds from the issuance of debt. Offsetting these increases were higher net principal payments on debt obligations of $183.1 million, primarily reflecting THI’s repayment of its $200 million Canadian bridge facility in May 2006 and the elimination of $170.6 million of THI cash.

Liquidity and Capital Resources

Cash flow from continuing operations, cash and investments on hand, possible asset sales, and cash available through existing revolving credit agreements and through the possible issuance of securities, should provide for the Company’s projected short-term and long-term cash requirements, including cash for capital expenditures, potential share repurchases, dividends, repayment of debt, future acquisitions of restaurants from franchisees and other corporate purposes. In the past three years, cash provided by operating activities, borrowings, proceeds from stock options and other sources was used to primarily fund continued growth in restaurants, other capital expenditures, investments, dividend payments and repurchases of shares of common stock. In November 2006, the Company purchased 22.4 million of its common shares at a purchase price of $35.75 per share, for a total cost of $804.4 million by conducting a modified “Dutch Auction” tender offer. In the first quarter of 2006, the Company acquired 3.75 million shares in an accelerated share repurchase (“ASR”) for an initial value of $220.1 million or $58.64 per share. Cash used to acquire the shares in November 2006 was received from THI after its IPO in late March and included borrowings by THI paid to the Company.

The Company expects 2007 capital expenditures to be in the range of approximately $125 million to $155 million for new restaurant development, remodeling, maintenance and technology initiatives. In 2007, the Company plans to open new company operated and franchised restaurants which, in the aggregate, would total between 80 and 110 compared to 122 in 2006. Development in 2007 is expected to be concentrated in North America.

As in prior years, the Company may also invest in new business opportunities. In October 2004, the Company invested an additional $4 million in Pasta Pomodoro, bringing its investment at that time to approximately 29% on a fully diluted basis. The Company will evaluate other opportunities as they arise.

The Company used cash totaling $1.0 billion, $99.5 million and $138.1 million in 2006, 2005 and 2004, respectively, to repurchase common shares. Generally, the Company’s objective in its share repurchase program is to enhance shareholder value and offset the dilution impact of the Company’s equity compensation program. Since 1998 through the end of 2006, the Company has repurchased 68.6 million common and other shares exchangeable into common shares for approximately $2 billion. In the last five years, the Company has returned more than $2 billion to shareholders in the form of share repurchases and cash dividends.

In the fourth quarter of 2006, the Company entered into an agreement to sell approximately 40% of the Company’s U.S. royalty stream for a 14-month period to a third party in return for a cash payment in 2006 of $94.0 million. Royalties subject to the agreement relate to royalties payable to a subsidiary of the Company for both company operated and franchised stores. The $94.0 million received in 2006 is classified as debt as of December 31, 2006. This recorded debt amount is expected to be repaid through May 2008 as royalties are received. The agreement related to this transaction will conclude in May 2008.

In February 2007, the Company announced that based on its strong cash position and strategic direction, it intended to increase its common stock dividend by 47%, from $0.34 to $0.50 annually, beginning with the May 2007 payment. The Company’s target for its dividend yield is 1.4% to 1.6%.

In 2004, the Company’s shareholders approved a new equity-based compensation program for directors and employees featuring restricted stock shares, restricted stock units and performance shares rather than stock options which had previously been used exclusively. This program will permit up to 3.6 million common shares to be issued. The Company has only issued restricted stock shares, restricted stock units and performance shares in 2006 and 2005 under this new plan. The 2004 program combined with significant option exercises over the last two years have reduced “overhang” (all approved but unexercised options and shares divided by shares outstanding plus all approved but unexercised options and shares). Other types of incentives could also be awarded under the program. The Company also intends to seek approval of a new equity-based compensation program at its 2007 shareholders meeting. The Company expects that approximately 50% of the value of equity awards made in 2007 and subsequent years will be comprised of stock options, with the remaining 50% of the value comprised of performance awards.

In 2003, the Company filed a shelf registration statement on Form S-3 with the SEC to issue up to $500 million of securities. On March 1, 2006, the Company entered into a new $200 million revolving credit facility, which expires on March 1, 2008 and which replaced the Company’s previous $200 million revolving credit facility entered into in 2003. The new revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio, and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The Company is charged interest on advances that varies based on the type of advance utilized by the Company, which is either alternate base rate (greater of prime or Federal funds plus 0.5%) or a rate based on LIBOR plus a margin that varies based on the Company’s debt rating at the time of the advance. The Company is also charged a facility fee based on the total credit facility. This fee varies from 0.07% to 0.20% based on the Company’s debt rating. The Company’s Senior Notes and debentures also have limits on liens that can be placed on the Company’s assets and limits on sale leaseback transactions. As of December 31, 2006, the Company was in compliance with its covenants under the revolving credit facility and the limits of its Senior Notes and debentures. As of December 31, 2006, no amounts under the credit facility were drawn and all of the $500 million of securities available under the above-mentioned Form S-3 filing remained unused.

Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt as BB+ and Ba2, respectively. The ratings were reduced in 2006 and are considered below investment grade. As a result, the Company could incur an increase in borrowing costs if it were to enter into new borrowing arrangements and can no longer access the capital markets through its commercial paper program. If the rating should continue to decline, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include, among other things, sales and cost trends, the Company’s cash position, cash flow, capital expenditures and stability of earnings.

The Company does not have significant term-debt maturities until 2011. The Company believes it will be able to pay or refinance its debt obligations as they become due based on its strong financial condition and sources of cash described above. The Company’s significant contractual obligations and commitments as of December 31, 2006 are shown in the following table. Purchase obligations primarily include commitments for advertising expenditures and purchases for certain food-related ingredients.

	Payments Due by Period
Contractual Obligations(1) (In thousands)	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Long-term debt, including interest and current maturities	$127,367	$83,189	$265,038	$454,422	$930,016
Capital leases	2,131	4,403	3,868	21,374	31,776
Operating leases	58,063	110,878	90,373	705,925	965,239
Purchase obligations	149,610	4,314	2,138	0	156,062
Total Contractual Obligations	$337,171	$202,784	$361,417	$1,181,721	$2,083,093
(1)	As of December 31, 2006, the Company’s pension plans were funded such that pension assets are approximately equal to the projected benefit obligation. The Company made contributions totaling approximately $2 million into its pension plans in 2006. Estimates of reasonably likely future pension contributions are heavily dependent on expectations about future events outside of the pension plans, such as future pension asset performance, future interest rates, future tax law changes and future changes in regulatory funding requirements. The Company estimates contributions to its pension plans in 2007 will not exceed $10 million, unless the Company would settle a significant portion of its pension liabilities related to the planned termination of its pension plans. It is possible future legislative changes could require significant future contributions. Certain executive employees are also eligible to participate in the Company’s supplemental executive retirement plan. Under this plan, each participating employee’s account reflects amounts credited by the Company based on the employee’s earnings plus or minus investment gains and losses of specified investments in which amounts credited by the Company are deemed to be invested. The supplemental executive retirement plan is not funded, but account balances of approximately $14 million, which are included in other long-term liabilities on the Consolidated Balance Sheet as of December 31, 2006, are payable to participating employees when they retire or otherwise are no longer employed by the Company. Estimates of reasonably likely future payments by the Company under the supplemental executive retirement plan are heavily dependent on future events outside of this plan, such as the timing of participating employees leaving the Company, the performance of the investments and the time period over which employees elect to receive distributions from the supplemental executive retirement plan. Due to the significant uncertainties regarding future pension fund contributions and payments under the Company’s supplemental executive retirement plan, no pension fund contributions or supplemental executive retirement plan payments are included in the table. In addition, the Company also has liabilities for income taxes, however the timing or amounts for periods beyond 2006 cannot be determined.

Other Commercial Commitments (In thousands)	As of December 31, 2006
Franchisee lease and loan guarantees	$171,310
Contingent rent on leases	21,277
Letters of credit	6,736
Total Other Commercial Commitments	$199,323

The Company has guaranteed certain leases and debt payments, primarily related to franchisees, amounting to $171.3 million for the continuing Wendy’s business. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for certain leases for the continuing Wendy’s business amounting to an additional $21.3 million. These leases have been assigned to unrelated third parties, who have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $6.7 million in letters of credit with various parties for the continuing Wendy’s business, however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years.

In accordance with Financial Accounting Standards Board Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and based on available information, the Company has accrued for certain guarantees and indemnities as of December 31, 2006 and January 1, 2006, in amounts which, in total, are not material.

At December 31, 2006 and January 1, 2006, the Company’s reserves established for doubtful royalty receivables were $3.1 million and $3.1 million, respectively. Reserves related to possible losses on notes receivable, real estate, guarantees, claims and contingencies involving franchisees totaled $7.4 million and $7.4 million at December 31, 2006 and January 1, 2006, respectively. These reserves are included in accounts receivable, notes receivable and other accrued expenses.

MANAGEMENT’S OUTLOOK

New Comprehensive Plan to Focus on the Wendy’s Brand

In October 2006, the Company announced a new plan to drive restaurant-level economic performance focused on product innovation, targeted marketing and operations excellence. Components include:

•	Revitalize Wendy’s Core Brand—The Company will re-focus on its brand essence, “Quality Made Fresh,” centered on Wendy’s core strength, its hamburger business.
•	Streamline and improve operations—Includes a new restaurant services group to improve system-wide restaurant operations standards, while emphasizing improved store profits and operating margins.
•

Reclaim Innovation Leadership—Development of new products that reinforce Wendy’s “Quality Made Fresh” brand essence and drive new consumers to its restaurants. The Company believes its new product pipeline is now robust.

•	Investing approximately $60 million per year over the next five years into the upgrade and renovation of its company-operated restaurants.
•

Strengthen Franchisee Commitment—Providing up to $25 million per year of incentives to franchisees for reinvestments in their restaurants over the next five years, and require franchisees to meet store remodel standards.

•	Selling up to 50 in 2007 and targeting to sell up to 300 to 400 of its company operated restaurants to franchisees beginning in 2008, while improving store level profitability first.
•	Capture New Opportunities—Seeking to drive growth beyond its existing business. The Company is expanding breakfast and is following a disciplined process for product development and operations, as well as analyzing consumer feedback. With the QSR breakfast market estimated at $30 billion, breakfast is a high priority for the Company that could generate significant sales and profits. Also, the Company believes it has considerable opportunity to expand in the U.S. over the long-term and is making infrastructure investments to grow its International business. The Company will continue to moderate its short-term North American development until restaurant revenues and operating cash flows improve.

•

Embrace a Performance-Driven Culture—A redesign of its incentive compensation plan to drive future performance to better reward individual employee performance and to better align compensation with business performance in the short and longer term.

•	Maintaining its strong corporate culture based on the values established by Wendy’s founder Dave Thomas.

Authorization of up to 35.4 million shares for repurchase

In October 2006, the Company’s Board of Directors approved a share repurchase program of up to 35.4 million shares to be implemented over the next 18 to 24 months. The Company utilized the majority of this authorization by conducting a modified “Dutch Auction” tender offer under which in the fourth quarter of 2006 it purchased 22.4 million common shares at a purchase of $35.75. The Company purchased the shares tendered in the offer using existing cash on its balance sheet. As a result, as of December 31, 2006 13.0 million shares remained under the Board of Directors authorization.

On February 20, 2007, the Company announced it had entered into an ASR transaction with a broker-dealer to purchase up to $300 million of its common shares. The common shares purchased will be placed into treasury to be used for general corporate purposes. The number of shares that the Company may repurchase pursuant to the ASR will not be known until conclusion of the transaction, which is expected to occur during the Company’s first quarter; however, the Company expects to repurchase up to approximately 9 million shares. The price per share to be paid by the Company will be determined by reference to the weighted average price per share actually paid by the broker-dealer to purchase shares during a hedge period expected to be approximately one month, subject to a cap and a floor. The ASR agreement includes the option to settle the contract in cash or shares of the Company’s common stock and, accordingly, the contract will be classified in equity.

2007 Guidance

In February 2007, the Company reaffirmed its 2007 guidance of $330 to $340 million in continuing net income earnings before interest, taxes depreciation and amortization (“EBITDA”) based on operating income of $215 million to $225 million and depreciation of $115 million. EBITDA is used by management as a performance measure for benchmarking against its peers and competitors. The Company believes EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in the restaurant industry. Also included as part of the Company’s February 2007 guidance for the 2007 year was:

•	Annual revenue growth of approximately 5% to 6%.
•	Same-store sales growth in a range of 3% to 4%, excluding the impact of breakfast.
•	A 390 to 410 basis-point improvement in store operations margins in a range of 12.8% to 13.0% in 2007 from a base of 8.9% in 2006.
•	General and administrative expenses in the range of 8.75% to 9.25% due to realization of previously announced cost reduction efforts.
•	A steady expansion of a breakfast offering, with a goal of reaching breakeven in the day-part during 2007.
•	An effective tax rate of approximately 39.0%.
•	Opportunistic share repurchases roughly offsetting dilution.
•	Earnings per share from continuing operations of $1.17 to $1.23

Ongoing Initiatives

The Company continues to implement its strategic initiatives. These initiatives include leveraging the Company’s core assets, growing average same-store sales, improving store-level productivity to enhance margins, improving underperforming operations, developing profitable new restaurants and implementing new technology initiatives. Management intends to allocate resources to improve returns on assets and invested capital, and monitor its progress by tracking various metrics, including return on average assets, return on average equity and return on invested capital, as well as comparing to historical performance, the Company’s peers and other leading companies.

The Company also continues to focus on its dividend policy, continued share repurchases, an equity-based compensation program for employees and directors and stock ownership guidelines for Company officers to hold Company stock, in-the-money stock options and other equity awards equal to their annual base salary, and the named executive officers, as established in the proxy statement, to hold Company stock, in-the-money stock options and other equity awards equal to three times their annual base salary.

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

New restaurant development will continue to be an important opportunity to the Company. Wendy’s is under penetrated in key markets. The Company intends to grow responsibly, focusing on the markets with the best potential for sales and return on investment. A total of 122 new restaurants were opened in 2006. Current plans call for a total of 80 to 110 new company and franchise restaurant units to open in 2007. The primary focus will be on core operations of Wendy’s in North America, with the majority of units being standard sites.

Another element of the Company’s strategic plan is the evaluation of potential acquisitions of franchised restaurants, the sale of company stores to franchisees and vertical integration opportunities that could add to the Company’s long-term earnings growth.

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet” arrangements as of December 31, 2006 and January 1, 2006 as that term is described by the SEC.

Revenue Recognition

Wendy’s has a significant number of company operated restaurants at which revenue is recognized as customers pay for products at the time of sale. Franchise revenues consist of royalties, rents, gains from the sales of properties to franchisees, and various franchise fees. Royalty revenues are normally collected within two months after a period ends. The timing of revenue recognition for both retail sales and franchise revenues does not involve significant contingencies and judgments other than providing adequate reserves against collections of franchise-related revenues.

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

The Company collects royalties, and in some cases rent, from franchisees. The Company provides for estimated losses for revenues that are not likely to be collected. Although the Company generally enjoys a good relationship with franchisees, and collection rates are currently very high, if average sales or the financial health of franchisees were to deteriorate, the Company might have to increase reserves against collection of franchise revenues.

The Company is self-insured for most domestic workers’ compensation, health care claims, general liability and automotive liability losses. The Company records its insurance liabilities based on historical and industry trends, which are continually monitored, and accruals are adjusted when warranted by changing circumstances. Outside actuaries are used to assist in estimating casualty insurance obligations. Since there are many estimates and assumptions involved in recording insurance liabilities, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. Workers’ compensation insurance can particularly involve significant time before the ultimate resolution of claims. Wendy’s had accrued $47.3 million and $43.4 million at year-end 2006 and 2005, respectively, for domestic workers’ compensation liabilities, domestic general liability, domestic automotive liability and other property liabilities. In Canada, workers’ compensation benefits are part of a government-sponsored plan and although the Company and its employees make contributions to that plan, management is not involved in determining these amounts.

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

Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. The Company uses an estimate of its annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end. Depreciation and amortization are recognized using the straight-line method in amounts adequate to amortize costs over the following estimated useful lives: buildings and leasehold improvements and property under capital leases, the lesser of the useful life of the asset (up to 40 years) or the lease term, as that term is defined in SFAS No. 13, “Accounting for Leases”, as amended; restaurant equipment, up to 15 years; and other equipment, up to 10 years. The Company estimates useful lives on buildings and equipment based on historical data and industry trends. The Company capitalizes certain internally developed software costs which are amortized over a period of up to 10 years. The Company monitors its capitalization and amortization policies to ensure they remain appropriate. Intangibles separate from goodwill are amortized on a straight-line basis over periods of up to 30 years. Lives may be related to legal or contractual lives, or must be estimated by management based on specific circumstances.

Long-lived assets are grouped into operating markets and tested for impairment whenever an event occurs that indicates that an impairment may exist. The Company tests for impairment using the cash flows of the operating markets. A significant deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing. If an impairment is indicated, the fair value of the fixed assets is estimated using the discounted cash flows or third party appraisals of the operating market. The interest rate used in preparing discounted cash flows is management’s estimate of the weighted average cost of capital. The Company tests goodwill for impairment annually (or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting unit, as measured by discounted cash flows and market multiples based on earnings, to the carrying value to determine if there is an indication that a potential impairment may exist. One of the most significant assumptions is the projection of future sales. The Company reviews its assumptions each time goodwill is tested for impairment and makes appropriate adjustments, if any, based on facts and circumstances available at that time. In the fourth quarter of 2006, the Company tested goodwill for impairment and determined that no impairment was required.

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

On January 2, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted shares is the same for APB Opinion No. 25 and SFAS No. 123R and because substantially all of the Company’s stock option grants were fully vested prior to January 2, 2006, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating income, pretax income or net income. The adoption did require the Company to classify $29.2 million in tax benefits as a financing activity versus an operating activity in the Consolidated Statements of Cash Flows.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

SYSTEMWIDE RESTAURANTS

	As of December 31, 2006	As of October 1, 2006	Increase/ (Decrease) From Prior Quarter	As of January 2, 2006	Increase/ (Decrease) From Prior Year
Wendy’s
U.S.
Company	1,317	1,320	(3)	1,345	(28)
Franchise	4,638	4,692	(54)	4,673	(35)
	5,955	6,012	(57)	6,018	(63)
Canada
Company	146	148	(2)	152	(6)
Franchise	231	231	0	225	6
	377	379	(2)	377	0
Other International
Company	2	5	(3)	5	(3)
Franchise	339	345	(6)	346	(7)
	341	350	(9)	351	(10)
Total Wendy’s
Company	1,465	1,473	(8)	1,502	(37)
Franchise	5,208	5,268	(60)	5,244	(36)
	6,673	6,741	(68)	6,746	(73)

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R)”. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires the measurement of the funded status of a plan as of the date of the year-end consolidated balance sheet and disclosure in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. This statement is effective for fiscal years ending after December 15, 2006. As a result of SFAS No. 158, the Company reduced both the prepaid pension asset and the long-term pension liability by $34.0 million.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2006. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 expressing the staff’s views regarding the process of quantifying financial statement misstatements. The staff believes that in making materiality evaluations of correcting a financial statement misstatement, management should quantify the carryover and reversing effects of prior year misstatements on the current year financial statements. The cumulative effect of the initial application, if any, should be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year and the offsetting adjustment to the opening balance of retained earnings. This SAB is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. Upon adoption, management estimates that there will not be a significant adjustment to retained earnings for a change in reserves for uncertain tax positions and is in the process of finalizing its analysis.

Safe Harbor Statement

Certain information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing heavy price discounting; changes in economic conditions; changes in consumer perceptions of food safety; harsh weather, particularly in the first and fourth quarters; changes in consumer tastes; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; changes in applicable accounting rules; the ability of the Company to successfully complete transactions designed to improve its return on investment; or other factors set forth in Item 1A and Exhibit 99 hereto.

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

Foreign Exchange Risk

The Company’s exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar. The impact of foreign exchange rates on the Company’s income statement is predominately related to Canadian Wendy’s operations, since exposure outside of North America is limited to royalties paid by franchisees. The exposure to Canadian dollar exchange rates on the Company’s 2006 cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations. In aggregate, cash flows between the Canadian and U.S. dollar currencies were in excess of $200 million in 2005. After the spin-off of THI, the Company’s exposure to Canadian dollar foreign currency risk is not material.

The Company seeks to manage its cash flows and balance sheet exposure to changes in the value of foreign currencies. The Company may use derivative products to reduce the risk of a significant negative impact on its U.S. dollar cash flows or income. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. The Company has a policy forbidding trading or speculating in foreign currency and does not hedge foreign currency translation. In accordance with SFAS No. 133, the Company defers unrealized gains and losses arising from foreign currency derivatives until the impact of the related transactions occur. Fair values are determined from quoted market prices.

At the 2006 level of annual operating income generated from Canada, if the Canadian currency rate changes U.S. $0.05, or 4% compared to the average 2006 exchange rate, for an entire year, the annual impact on the Company’s diluted EPS would be less than one-half cent per share. At current royalty levels outside of North America, if all foreign currencies moved 10% during each royalty collection period in the same direction, at the same time, the annual impact on the Company’s diluted EPS would be approximately one-half cent per share. The Company has not hedged its exposure to currency fluctuations related to royalty collections outside North America because it does not believe the risk is material.

Interest Rate Risk

The Company’s debt is denominated in U.S. dollars, at fixed interest rates. The Company is exposed to interest rate risk impacting its net borrowing costs. The Company may seek to manage its exposure to interest rate risk and to lower its net borrowing costs by managing the mix of fixed and floating rate instruments based on capital markets and business conditions.

To manage interest rate risk, the Company entered into an interest rate swap in 2003, effectively converting some of its fixed interest rate debt to variable interest rates. By entering into the interest rate swap, the Company agreed, at specified intervals, to receive interest at a fixed rate of 6.35% and pay interest based on the floating LIBOR-BBA interest rate, both of which are computed based on the agreed-upon notional principal amount of $100.0 million. The Company does not enter into speculative swaps or other financial contracts. The interest rate swap matured in December 2005 and met specific conditions of SFAS No. 133 to be considered a highly effective fair value hedge of a portion of the Company’s long-term debt. Accordingly, gains and losses arising from the swap were completely offset against gains or losses of the underlying debt obligation.

Commodity Risk

The Company purchases certain products in the normal course of business, which are affected by commodity prices. Therefore, the Company is exposed to some price volatility related to weather and various other market conditions outside the Company’s control. However, the Company employs various purchasing and pricing contract techniques in an effort to minimize volatility. Generally these techniques can include setting fixed prices with suppliers generally for one year, setting in advance the price for products to be delivered in the future (sometimes referred to as “buying forward”), and unit pricing based on an average of commodity prices over a period of time. The Company has not used financial instruments to hedge commodity prices, partly because of the contract pricing utilized. While price volatility can occur, which would impact profit margins, there are generally alternative suppliers available and, if the pricing problem is prolonged, the Company has some ability to increase selling prices to offset a rise in commodity price increases.

In instances such as reported cases of “mad cow disease” and illnesses from the E. coli bacteria, it is possible the Company may be exposed to risks other than price risk. The recent reported cases of “mad cow disease” and illnesses from the E. coli bacteria in North America, however, did not significantly impact the Company’s sales or earnings. There can be no assurance, however, that a future case of “mad cow disease” or illness from the E. coli bacteria or another food-borne illness would not have a significant impact on the Company’s sales and earnings.

Concentration of Credit Risk

The Company has cash balances in various domestic bank accounts above the Federal Deposit Insurance Corporation (“FDIC”) guarantee limits. The Company subscribes to a bank rating system and only utilizes high-grade banks for accounts that might exceed these limits. At year-end 2006, the amount in domestic bank accounts above FDIC limits was approximately $30 million.

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

Management has assessed the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company’s internal control over financial reporting, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report which follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Wendy’s International, Inc.:

We have completed integrated audits of Wendy’s International, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) and (2) present fairly, in all material respects, the financial position of Wendy’s International, Inc. and its subsidiaries at December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for the three years ended December 31, 2006, January 1, 2006, and January 2, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 2, 2006, the Company changed the manner in which it accounts for share-based compensation. In addition, as discussed in Note 13, the Company changed the manner in which it records the funded status of its defined benefit pension plans in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio

March 1, 2007

Wendy’s International, Inc. and Subsidiaries—Consolidated Statements of Income

Years ended December 31, 2006, January 1, 2006 and January 2, 2005
(In thousands, except per share data)	2006	2005	2004
Revenues
Sales	$2,154,607	$2,138,365	$2,194,031
Franchise revenues	284,670	317,053	308,127
Total revenues	2,439,277	2,455,418	2,502,158
Costs and expenses
Cost of sales	1,352,312	1,362,631	1,369,509
Company restaurant operating costs	602,298	581,869	577,294
Operating costs	46,674	20,419	21,058
Depreciation of property and equipment	122,636	127,998	109,712
General and administrative expenses	237,575	220,891	210,156
Other expense (income), net	37,468	(34,263)	(1,329)
Total costs and expenses	2,398,963	2,279,545	2,286,400
Operating income	40,314	175,873	215,758
Interest expense	(35,711)	(43,076)	(42,006)
Interest income	37,876	3,987	2,438
Income from continuing operations before income taxes	42,479	136,784	176,190
Income taxes	5,433	51,689	70,046
Income from continuing operations	37,046	85,095	106,144
Income (loss) from discontinued operations	57,266	138,972	(54,109)
Net income	$94,312	$224,067	$52,035
Basic earnings per common share from continuing operations	$0.33	$0.74	$0.93
Diluted earnings per common share from continuing operations	$0.32	$0.73	$0.92
Basic earnings (loss) per common share from discontinued operations	$0.50	$1.21	$(0.47)
Diluted earnings (loss) per common share from discontinued operations	$0.50	$1.19	$(0.47)
Basic earnings per common share	$0.83	$1.95	$0.46
Diluted earnings per common share	$0.82	$1.92	$0.45
Dividends declared and paid per common share	$0.60	$0.58	$0.48
Basic shares	114,244	114,945	113,832
Diluted shares	115,325	116,819	115,685

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries—Consolidated Balance Sheets

December 31, 2006 and January 1, 2006
(Dollars in thousands)	2006	2005
Assets
Current assets
Cash and cash equivalents	$457,614	$230,560
Accounts receivable, net	84,841	62,190
Deferred income taxes	29,651	23,847
Inventories and other	30,252	29,798
Advertising fund restricted assets	36,207	35,651
Assets held for disposition	15,455	65,693
Current assets of discontinued operations	2,712	308,827
Total current assets	656,732	756,566
Property and equipment, net	1,226,328	1,348,474
Goodwill	85,353	81,875
Deferred income taxes	4,316	2,855
Intangible assets, net	3,855	4,843
Other assets	82,738	77,097
Non current assets of discontinued operations	1,025	1,168,608
Total assets	$2,060,347	$3,440,318
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$93,465	$92,340
Accrued expenses
Salaries and wages	47,329	34,871
Taxes	46,138	60,984
Insurance	57,353	58,147
Other	32,199	34,079
Advertising fund restricted liabilities	28,568	35,651
Current portion of long-term obligations	87,396	2,497
Current liabilities of discontinued operations	2,218	264,783
Total current liabilities	394,666	583,352
Long-term obligations
Term debt	537,139	521,800
Capital leases	18,963	18,336
Total long-term obligations	556,102	540,136
Deferred income taxes	30,220	72,188
Other long-term liabilities	66,163	68,017
Non current liabilities of discontinued operations	1,519	118,036
Commitments and contingencies
Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share, Authorized: 200,000,000 shares, Issued: 129,548,000 and 125,490,000 shares, respectively	12,955	12,549
Capital in excess of stated value	1,089,825	405,588
Retained earnings	1,241,489	1,858,743
Accumulated other comprehensive income (expense):
Cumulative translation adjustments	9,100	115,252
Pension liability	(22,546)	(1,096)
	2,330,823	2,391,036
Treasury stock, at cost: 33,844,000 and 7,681,000 shares, respectively	(1,319,146)	(294,669)
Unearned compensation – restricted stock	0	(37,778)
Total shareholders’ equity	1,011,677	2,058,589
Total liabilities and shareholders’ equity	$2,060,347	$3,440,318

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries—Consolidated Statements of Cash Flows

Years ended December 31, 2006, January 1, 2006 and January 2, 2005
(In thousands)	2006	2005	2004
Cash flows from operating activities
Income from continuing operations	$37,046	$85,095	$106,144
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	123,700	129,000	110,839
Deferred income taxes	(31,781)	(12,475)	(1,018)
(Gain) loss from property dispositions, net	14,800	(48,060)	(5,886)
Equity based compensation expense	11,413	16,194	3,802
Tax benefit on the exercise of stock options	29,189	37,872	6,155
Excess stock-based compensation tax benefits	(29,189)	0	0
Net reserves for receivables and other contingencies	635	(81)	5,867
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions of restaurants
Accounts and notes receivable	(23,386)	(1,984)	(4,818)
Inventories and other	(2,000)	(4,607)	(8,640)
Accounts payable and accrued expenses	(3,710)	(15,956)	16,309
Increase in other assets	(1,038)	(5,097)	2,506
Other, net	18,227	10,916	9,513
Net cash provided by operating activities from continuing operations	143,906	190,817	240,773
Net cash provided by operating activities from discontinued operations	127,473	286,460	261,581
Net cash provided by operating activities	271,379	477,277	502,354
Cash flows from investing activities
Proceeds from property dispositions	62,885	196,036	57,134
Capital expenditures	(109,533)	(181,302)	(166,499)
Acquisition of franchises	(13,263)	(13,251)	(5,601)
Principal payments on notes receivable	514	9,838	6,463
Investments in joint ventures and other investments	(1,701)	(2,420)	(5,888)
Other investing activities	(1,540)	(5,216)	963
Net cash provided by (used in) investing activities from continuing operations	(62,638)	3,685	(113,428)
Net cash used in investing activities from discontinued operations	(88,279)	(190,898)	(209,058)
Net cash used in investing activities	(150,917)	(187,213)	(322,486)
Cash flows from financing activities
Proceeds from issuance of debt	127,973	0	25,000
Proceeds from employee stock options exercised	119,846	215,938	31,436
Excess stock-based compensation tax benefits	29,189	0	0
Repurchase of common stock	(1,024,963)	(99,545)	(138,132)
Principal payments on debt	(37,306)	(127,675)	(44,864)
Dividends paid on common shares	(69,667)	(66,137)	(54,710)
Net cash used in financing activities from continuing operations	(854,928)	(77,419)	(181,270)
Net cash provided by (used in) financing activities from discontinued operations	796,946	(94)	(2,385)
Net cash used in financing activities	(57,982)	(77,513)	(183,655)
Effect of exchange rate changes on cash- continuing operations	(246)	265	1,387
Effect of exchange rate changes on cash- discontinued operations	4,412	3,676	7,943
Net increase in cash and cash equivalents	66,646	216,492	5,543
Cash and cash equivalents at beginning of period	230,560	64,679	110,683
Add: Cash and cash equivalents of discontinued operations at beginning of period	162,681	112,070	60,523
Net increase in cash and cash equivalents	66,646	216,492	5,543
Less: Cash and cash equivalents of discontinued operations at end of period	(2,273)	(162,681)	(112,070)
Cash and cash equivalents at end of period	$457,614	$230,560	$64,679
Supplemental disclosures of cash flow information:
Interest paid from continuing operations	$35,369	$43,167	$41,666
Interest paid from discontinued operations	16,783	6,675	5,407
Income taxes paid	110,453	88,845	119,351
Dividend of THI net assets in conjunction with THI spin-off, including cash of $166.0 million	638,858	0	0
Non-cash investing and financing activities:
Capital lease obligations incurred from continuing operations	$1,432	$3,852	$278
Capital lease obligations incurred from discontinued operations	3,854	3,871	4,137

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries—Consolidated Statements of Shareholders’ Equity

Years ended December 31, 2006, January 1, 2006 and January 2, 2005
(In thousands)	2006	2005	2004
Common stock at stated value
Balance at beginning of period	$12,549	$11,809	$11,676
Exercise of options and restricted stock vesting	406	740	133
Balance at end of period	12,955	12,549	11,809
Capital in excess of stated value
Balance at beginning of period	405,588	111,286	54,310
Exercise of options, including tax benefits of $25,440, $37,816, and $6,159	145,049	257,589	37,651
Initial Public Offering of THI	716,680	0	0
THI Minority Interest	(140,288)	0	0
Unearned compensation – restricted stock	(37,778)	0	0
Restricted stock awards and other equity-based compensation	8,282	36,713	19,325
Tax adjustments related to the THI spin-off	(7,708)	0	0
Balance at end of period	1,089,825	405,588	111,286
Retained earnings
Balance at beginning of period	1,858,743	1,700,813	1,703,488
Net income	94,312	224,067	52,035
Dividends	(72,708)	(66,137)	(54,710)
Spin-off of THI	(638,858)	0	0
Balance at end of period	1,241,489	1,858,743	1,700,813
Accumulated other comprehensive income	(13,446)	114,156	102,037
Treasury stock, at cost
Balance at beginning of period	(294,669)	(195,124)	(56,992)
Purchase of common stock	(1,024,477)	(99,545)	(138,132)
Balance at end of period	(1,319,146)	(294,669)	(195,124)
Unearned compensation – restricted stock	0	(37,778)	(15,132)
Shareholders’ equity	$1,011,677	$2,058,589	$1,715,689
Common shares
Balance issued at beginning of period	125,490	118,090	116,760
Exercise of options and restricted stock vesting	4,058	7,400	1,330
Balance issued at end of period	129,548	125,490	118,090
Treasury shares
Balance at beginning of period	(7,681)	(5,681)	(2,063)
Purchase of common stock	(26,163)	(2,000)	(3,618)
Balance at end of period	(33,844)	(7,681)	(5,681)
Common shares outstanding	95,704	117,809	112,409

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries—Consolidated Statements of Comprehensive Income

Years ended December 31, 2006, January 1, 2006 and January 2, 2005
(In thousands)	2006	2005	2004
Net income	$94,312	$224,067	$52,035
Other comprehensive income (expense)
Translation adjustments, net of tax	5,402	10,820	55,980
Cash flow hedges:
Net change in fair value of derivatives, net of tax	(7,705)	(3,289)	(2,418)
Amounts realized in earnings during the period, net of tax	7,758	4,771	2,246
Total cash flow hedges	53	1,482	(172)
Pension liability (net of a tax expense of $13,033 and $100 for the years ended December 31, 2006 and January 1, 2006 and tax benefit of $65 for the year ended January 2, 2005, respectively)	(21,450)	(183)	105
Total other comprehensive income (expense) (1)	(15,995)	12,119	55,913
Comprehensive income	$78,317	$236,186	$107,948

(1)	In addition to the amounts presented for 2006 above, accumulated other comprehensive income on the Consolidated Balance Sheets reflects the distribution of $112.2 million of accumulated translation adjustments as part of the spin-off of THI (see Note 6 to the Consolidated Financial Statements).

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

The principal business of Wendy’s International, Inc. and Subsidiaries (the “Company”) is the operation, development and franchising of quick-service restaurants serving high-quality food. At year-end 2006, the Company and its franchise owners operated 6,673 restaurants under the name “Wendy’s” in 50 states and in 20 other countries and territories. As of December 31, 2006, total systemwide restaurants included 1,465 company operated restaurants and 5,208 franchise restaurants.

On March 29, 2006, the Company completed its initial public offering (“IPO”) of Tim Hortons Inc. (“THI”). A total of 33.4 million shares of THI were offered at an initial per share price of $23.162 ($27.00 Canadian). The shares sold in the IPO represented 17.25% of total THI shares issued and outstanding and the Company retained the remaining 82.75%. On September 29, 2006, the Company completed the spin-off of its remaining 82.75% ownership in THI, the parent company of the business previously reported as the Hortons segment. Accordingly, the results of operations of THI are reflected as discontinued operations for all periods presented and the assets and liabilities are reflected as discontinued operations at January 1, 2006. During the third quarter of 2006, the Company’s Board of Directors approved the sale of Baja Fresh and on November 28, 2006, the Company completed the sale of Baja Fresh and, accordingly, the results of operations of Baja Fresh are reflected as discontinued operations for all periods presented and the assets and liabilities of Baja Fresh are reflected as discontinued operations at January 1, 2006. On October 9, 2006, the Company’s Board of Directors approved the future sale of Cafe Express and, accordingly, the results of operations and assets and liabilities of Cafe Express are reflected as discontinued operations for all periods presented (see Note 10 to the Consolidated Financial Statements). Baja Fresh and Cafe Express were previously reported as the Developing Brands segment.

Fiscal year

The Company’s fiscal year ends on the Sunday nearest to December 31. The 2004 fiscal year consisted of 53 weeks and the 2006 and 2005 fiscal years consisted of 52 weeks.

Basis of presentation

The Consolidated Financial Statements include the results and balances of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation (see also Note 14 to the Consolidated Financial Statements for consolidation of the Company’s advertising funds).

Investments in unconsolidated affiliates over which the Company exercises significant influence but is not the primary beneficiary and does not have control are accounted for using the equity method. The Company’s share of the net income or loss of these unconsolidated affiliates is included in other expense (income), net. The Company is a partner in a 50/50 restaurant real estate joint venture with THI. After the spin-off of THI on September 29, 2006, this joint venture was no longer consolidated in the Company’s financial statements and Wendy’s 50% share of the joint venture is accounted for using the equity method. The income from this joint venture is included in other expense (income), net on the Consolidated Statements of Income as it is directly related to the operations of the Company.

During the year, the Company revised its presentation of the sale of kids’ meal toys to reflect the sales on a gross versus net basis under the provisions of Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The revised presentation had no impact on operating income or net income. Amounts related to the prior years were not material, but were revised for purposes of comparability. The revisions increased sales and cost of sales $59.4 million, $61.6 million and $69.1 million for fiscal years 2006, 2005 and 2004, respectively.

Cash and cash equivalents

The Company considers short-term investments with original maturities of three months or less as cash equivalents. Cash overdrafts, which occur on bank accounts that are not funded until issued checks are presented for payment, are recorded within accounts payable and totaled $14.0 million and $17.5 million at December 31, 2006 and January 1, 2006, respectively.

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

Inventories

Inventories, amounting to $17.2 million and $18.1 million at December 31, 2006 and January 1, 2006, respectively, are stated at the lower of cost (first-in, first-out) or market, and consist primarily of restaurant food items, kids’ meal toys, new equipment and parts and paper supplies.

Property and equipment

Depreciation and amortization are recognized using the straight-line method in amounts adequate to amortize costs over the following estimated useful lives: buildings and leasehold improvements and property under capital leases, the lesser of the useful life of the asset (up to 40 years) or the lease term as that term is defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, as amended; restaurant equipment, up to 15 years; computer hardware, up to 5 years; computer software, up to 10 years; vehicles, up to 7 years; and other equipment, up to 10 years. Interest associated with the construction of new restaurants is capitalized. Rent during the construction of a restaurant is expensed as incurred. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Long-lived assets are grouped into operating markets and tested for impairment whenever an event occurs that indicates an impairment may exist. The Company tests for impairment using the cash flows of the operating markets. A significant deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing (see also Note 8 to the Consolidated Financial Statements). Gains and losses on the disposition of fixed assets not sold to franchisees are classified in other expense (income), net.

Property and equipment, at cost, at each year-end consisted of the following:

(In thousands)	2006	2005
Land	$259,303	$270,204
Buildings and leasehold improvements	994,874	1,036,371
Restaurant equipment	564,371	541,018
Capital leases	22,746	23,393
Computer hardware and software	114,842	111,613
Vehicles	23,190	34,965
Other	20,074	18,900
Construction in progress	25,315	58,187
	2,024,715	2,094,651
Accumulated depreciation and amortization	(798,387)	(746,177)
	$1,226,328	$1,348,474

In accordance with American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalizes certain internally developed software costs which are amortized over a period of up to 10 years. At December 31, 2006 and January 1, 2006, capitalized software development costs amounted to $66.8 million and $63.3 million, respectively, which amounts are included in “Computer hardware and software” above.

Leases

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis over the lease term as that term is defined in SFAS No. 13, as amended, including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Contingent rentals are generally based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of stipulated amounts, and thus are not included in minimum lease payments but are included in rent expense when incurred. Rent is expensed during the construction of a restaurant. Leasehold improvement incentives paid to the Company by a landlord are recorded as a liability and amortized as a reduction of rent expense over the lease term. No individual lease is material to the Company.

When determining the lease term for purposes of recording depreciation and rent or for evaluating whether a lease is capital or operating, the Company includes option periods for which failure to renew the lease imposes an economic penalty on the Company of such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. For example, such an economic penalty would exist if the Company were to choose not to exercise an option on leased land upon which the Company had constructed a restaurant and, as a result, the Company would lose the ability to use the restaurant if the lease was not renewed.

Like other companies in the restaurant and retail industries, in the fourth quarter of 2004 the Company reviewed its accounting practices with respect to leasing transactions. Following this review, the Company corrected its prior lease accounting practices. The cumulative reduction in expense to continuing operations as a result of the change in lease accounting practices totaled $3.0 million pretax ($1.9 million after tax). The cumulative adjustment was recorded in the 2004 Consolidated Financial Statements in the fourth quarter. The result of the correction is primarily to conform the lease term used to amortize leasehold improvements on leased property with the term used to recognize straight-line rent, including during “rent holiday” periods while constructing leasehold improvements.

Goodwill and other intangibles

Goodwill is the excess of the cost of an acquired entity over the fair value of acquired net assets. For purposes of testing goodwill for impairment, the Company has determined that its reporting units are Wendy’s U.S. and

Wendy’s Canada. Each constitutes a business and has discrete financial information available which is regularly reviewed by management. The Company tests goodwill for impairment at least annually by comparing the fair value of each reporting unit, using discounted cash flows or market multiples based on earnings, to the carrying value to determine if there is an indication that a potential impairment may exist (see also Note 2 to the Consolidated Financial Statements).

Definite-lived intangibles separate from goodwill are amortized on a straight-line basis over periods of up to 15 years. Lives are generally related to legal or contractual lives, but in some cases must be estimated by management based on specific circumstances. The Company tests intangible assets for impairment whenever events or circumstances indicate that an impairment may exist.

Notes receivable, net

Notes receivable arise primarily from agreements by the Company, under certain circumstances, to a structured repayment plan for past due franchisee obligations. The need for a reserve for uncollectible amounts is reviewed on a specific franchisee basis using information available to the Company, including past due balances and the financial strength of the franchisee. Notes receivable, net were $8.9 million and $3.7 million at December 31, 2006 and January 1, 2006, respectively, of which $0.5 million and $1.8 million, respectively, was classified in current assets.

Revenue recognition

Wendy’s has a significant number of company operated restaurants at which revenue is recognized as customers pay for products at the time of sale. Franchise revenues consist of royalties, rents, gains from the sales of properties to franchisees, and various franchise fees. Royalty revenues are normally collected within two months after a period ends. The timing of revenue recognition for both retail sales and franchise revenues does not involve significant contingencies and judgments other than providing adequate reserves against collections of franchise-related revenues. Also, see discussion of “Franchise operations” below for further information regarding franchise revenues.

Franchise operations

The Company grants franchises to independent operators who in turn pay a technical assistance fee, royalties, and in some cases, rents for each restaurant opened (see Note 4 to the Consolidated Financial Statements for the amount of rent revenue included in franchise revenue for each of the last three years). A technical assistance fee is recorded as income when each restaurant commences operations. Royalties, based upon a percent of monthly sales, are recognized as income on the accrual basis. The Company has established reserves related to the collection of franchise royalties and other franchise-related receivables and commitments (see Note 12 to the Consolidated Financial Statements).

Franchise owners receive assistance in such areas as real estate site selection, construction consulting, purchasing and marketing from company personnel who also furnish these services to company operated restaurants. These franchise expenses are included in general and administrative expenses.

The following are changes in the Company’s franchised locations for each of the fiscal years 2004 through 2006:

Franchise restaurant progression	2006	2005	2004
Franchise restaurants in operation—beginning of year	5,244	5,184	5,016
Franchises opened	96	155	226
Franchises closed	(162)	(89)	(88)
Net transfers within the system	30	(6)	30
Franchise restaurants in operation— end of year	5,208	5,244	5,184
Company-owned restaurants— end of year	1,465	1,502	1,487
Total system-wide restaurants— end of year	6,673	6,746	6,671

Advertising costs

The Company expenses advertising costs as incurred with the exception of media development costs that are expensed beginning in the month that the advertisement is first communicated (see Note 14 to the Consolidated Financial Statements).

Foreign operations

At December 31, 2006, the Company and its franchise owners operated 377 Wendy’s restaurants in Canada. Additionally, there are 341 Wendy’s restaurants in other foreign countries and territories, primarily operated by franchisees. The functional currency of each foreign subsidiary is the respective local currency. Assets and liabilities are translated at the year-end exchange rates and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a component of shareholders’ equity and in other comprehensive income (expense). Total translation adjustments included in accumulated other comprehensive income (expense) at December 31, 2006 and January 1, 2006 were $9.1 million and $115.9 million, respectively. Total transaction (gains) losses included in other expense (income), net, were less than $(0.1) million for 2006, less than $0.1 million for 2005 and were $0.2 million for 2004.

Derivative instruments

The Company’s exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. The Company seeks to manage significant cash flow and income statement exposures arising from these fluctuations and may use derivative products to reduce the risk of a significant impact on its cash flows or income. These risks have included imports paid for by Canadian operations in U.S. dollars and certain Canadian dollar intercompany payments ultimately transferred to U.S. entities as part of the Company’s centralized approach to cash management. Historically, forward currency contracts have been entered into as cash flow hedges primarily for the benefit of THI relative to foreign currency risks related to the THI Canadian operations. The Company has investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company may use derivative financial instruments to hedge this exposure. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. The Company has a policy forbidding trading or speculating in foreign currency. Derivative fair values used by the Company are based on quoted market prices.

The Company also seeks to manage its exposure to interest rate risk and to lower its net borrowing costs by managing the mix of fixed and floating rate instruments. The Company entered into an interest rate swap in 2003 for the notional amount of $100.0 million, which matured in December 2005 and met specific conditions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to be considered a highly effective fair value hedge of a portion of the Company’s long-term debt. Accordingly, gains and losses arising from the swap were completely offset against gains or losses of the underlying debt obligation until the interest rate swap matured. (See also Note 3 to the Consolidated Financial Statements).

Other expense (income), net

The following represents the components of other expense (income), net as presented on the Consolidated Statements of Income for each of the periods presented:

(In thousands)	2006	2005	2004
Restructuring costs	$38,914	$0	$0
Store closing costs	16,737	24,696	0
Rent revenue	(14,021)	(16,359)	(14,401)
(Gain) loss from property dispositions	(6,833)	(46,855)	464
Equity investments and other, net	2,671	4,255	12,608
Other expense (income), net	$37,468	$(34,263)	$(1,329)

Rent revenue shown above represents rent paid by THI to a 50/50 restaurant real estate joint venture between Wendy’s and THI. Since the spin-off of THI, this joint venture is no longer consolidated in the Company’s financial statements, Wendy’s 50% equity share of the joint venture income is included in other expense (income), net and the rent revenue from THI is now included in other expense (income), net. See Notes 8 and 10 to the Consolidated Financial Statements for discussion of asset impairments and restructuring costs, respectively.

Net income per share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options, restricted stock and restricted stock units, when outstanding and dilutive.

The computation of diluted earnings per common share excludes options to purchase 0.3 million and 4.3 million shares in 2005 and 2004, respectively, because the exercise price of these options was greater than the average market price of the common shares in the respective periods and therefore, they were antidilutive. There were no options excluded from the computation of diluted earnings per common share in 2006 as they were all dilutive. The computations of basic and diluted earnings per common share for each year are shown in the following table:

(In thousands except per share amounts)	2006	2005	2004
Income from continuing operations for the computation of basic earnings per common share	$37,046	$85,095	$106,144
Income from discontinued operations for the computation of basic earnings per common share	57,266	138,972	(54,109)
Net income for the computation of basic earnings per common share	$94,312	$224,067	$52,035
Weighted average shares for computation of basic earnings per common share	114,244	114,945	113,832
Effect of dilutive stock options and restricted stock	1,081	1,874	1,853
Weighted average shares for computation of diluted earnings per common share	115,325	116,819	115,685
Basic earnings per common share from continuing operations	$0.33	$0.74	$0.93
Basic earnings per common share from discontinued operations	$0.50	$1.21	$(0.47)
Total basic earnings per common share	$0.83	$1.95	$0.46
Diluted earnings per common share from continuing operations	$0.32	$0.73	$0.92
Diluted earnings per common share from discontinued operations	$0.50	$1.19	$(0.47)
Total diluted earnings per common share	$0.82	$1.92	$0.45

Stock options and other equity-based compensation

The Company has various plans which provide stock options and, beginning in 2004 and 2005, restricted stock, restricted stock units and performance shares (together “restricted shares”), for certain employees and outside directors to acquire common shares of the Company. Grants of stock options and restricted shares to employees and the periods during which such stock options can be exercised are at the discretion of the Compensation Committee of the Board of Directors. Grants of stock options and restricted shares to outside directors and the periods during which such options can be exercised are specified in the plan applicable to directors and do not involve discretionary authority of the Board. All options expire at the end of the exercise period. Options are granted with exercise prices equal to the fair market value of the Company’s common shares on the date of grant.

Prior to January 2, 2006, the Company used the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, because stock options granted prior to January 2, 2006 had no intrinsic value at date of grant, compensation expense related to stock options was recognized using the Black-Scholes method only when stock option awards were modified after the grant date. During the fourth quarter of 2005, the Company accelerated the vesting of all outstanding options, excluding those held by outside directors of the Company. As a result of modifying the vesting period of the options, the Company recorded $3.5 million pretax in compensation expense in continuing operations in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”. The expense represents the intrinsic value, on the date vesting was accelerated, for the estimated number of stock options that would have been forfeited according to the original terms of the options that will no longer be forfeited due to the acceleration of the vesting. The decision to accelerate vesting of stock options was made primarily to reduce non-cash expense in 2006, 2007 and 2008 of approximately $8 million, $3 million and $1 million, respectively. The Company’s Compensation Committee imposed a holding period that will require all executive officers to refrain from selling net shares acquired upon any exercise of these accelerated options, until the date on which the exercise would have been permitted under the option’s original vesting terms or, if earlier, the executive officer’s death, disability or termination of employment. Prior to January 2, 2006, compensation expense recognized related to restricted shares was measured based on the market value of the Company’s common stock on the date of grant. The Company generally satisfies share-based exercises and vesting through the issuance of authorized but previously unissued shares of Company stock. Restricted shares are generally net-settled with new Company shares withheld, and not issued, to meet the employee’s minimum statutory withholding tax requirements.

On January 2, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted shares is the same for APB Opinion No. 25 and SFAS No. 123R and because substantially all of the Company’s stock option grants were fully vested prior to January 2, 2006, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating income, pretax income or net income. In accordance with SFAS No. 123R, tax benefits received of $29.2 million in continuing operations and $0.4 million in discontinued operations related to equity award grants that are in excess of the tax benefits recorded on the Company’s Consolidated Statements of Income are classified as a cash inflow in the financing section of the Company’s Consolidated Statements of Cash Flows. Also in accordance with SFAS No. 123R, the unearned compensation amount previously separately displayed under shareholders’ equity was reclassified during the first quarter of 2006 to capital in excess of stated value on the Company’s Consolidated Balance Sheets. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

The Company recorded the following stock compensation expense:

	Year Ended
(In thousands)	2006	2005	2004
Continuing operations:
Before-tax	$11,413	$16,194	$3,802
After-tax	7,240	10,531	2,414

Discontinued operations:
Before-tax	10,383	4,072	315
After-tax	6,587	2,648	200

Total:
Before-tax	21,796	20,266	4,117
After-tax	$13,827	$13,179	$2,614

The decrease in stock compensation expense recognized in continuing operations in 2006 from 2005 is primarily attributed to higher cancellations in 2006 as a result of the reduction in force in the second half (see Note 9 to the Consolidated Financial Statements) and the impact of the stock option acceleration charge in 2005. In the first quarter of 2006, the Company recorded a pretax adjustment of $1.7 million ($1.1 million net of tax) to correct cumulative compensation expense. The adjustment was not material to the current year or to prior years. The increase in stock compensation expense recognized in continuing operations in 2005 from 2004 is primarily attributed to additional performance award grants in 2005, the recognition of the first full year of restricted shares expense in 2005 (the first restricted stock grants for continuing operations employees occurred in the second quarter of 2004) and the stock option acceleration charge in 2005. The increase in stock compensation expense recognized in discontinued operations in 2006 compared to 2005 is primarily attributed to the acceleration of expense due to the THI spin-off, sale of Baja Fresh and additional 2006 grants awarded by THI. The increase in stock compensation expense recognized in discontinued operations in 2005 from 2004 is primarily attributed to the first restricted shares grants for THI employees occurring in the second quarter of 2005 and the stock option acceleration charge in 2005.

Included in the continuing operations amounts above for 2006 is $2.5 million ($1.6 million after-tax) in additional stock compensation expense recognized in connection with the Company’s voluntary enhanced retirement plan (see Note 9 to the Consolidated Financial Statements). This expense is included in restructuring costs in other expense (income), net.

In calculating the fair value of options issued to employees that received grants in 2004, the Company used the following assumptions:

Assumption	2004
Dividend yield	1.2%
Expected volatility	27%
Risk-free interest rate	2.8%
Expected lives	3.1 years
Per share weighted average fair value of options granted	$8.22

In calculating the fair value of 2004 stock options issued to key employees and outside directors, the Company used the following assumptions:

Assumption	2004
Dividend yield	1.2%
Expected volatility	31%
Risk-free interest rate	3.5%
Expected lives	4.9 years
Per share weighted average fair value of options granted	$11.89

The pro-forma disclosures for 2005 and 2004 below are provided as if the Company had adopted the cost recognition requirements under SFAS No. 123 “Accounting for Stock-Based Compensation”. Under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123 in 2005 and 2004, the Company would have recorded net income and earnings per share as follows:

(In thousands, except per share data)	2005	2004
Net income, as reported	$224,067	$52,035
Add: Stock compensation cost recorded under APB Opinion No. 25, net of tax	13,179	2,614
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(47,283)	(19,205)
Pro-forma net income	$189,963	$35,444
Basic as reported	$1.95	$0.46
Basic pro-forma	$1.65	$0.31
Diluted as reported	$1.92	$0.45
Diluted pro-forma	$1.63	$0.31

The above stock compensation cost calculated under SFAS No. 123, net of tax, was based on costs generally computed over the vesting period of the awards. Upon adoption, SFAS No. 123R required compensation cost for stock-based compensation awards to be recognized immediately for retirement eligible employees and over the period from the grant date to the date retirement eligibility is achieved, if that period is shorter than the normal vesting period. The table below shows the impact on the Company’s reported diluted earnings per share and the above pro-forma diluted earnings per share as if the SFAS No. 123R guidance on recognition of stock compensation expense for retirement eligible employees was applied to the periods reflected in the financial statements.

	2006	2005	2004
Impact on:
Diluted as reported	$0.06	$(0.05)	$(0.02)
Diluted pro-forma	N/A	$0.03	$(0.01)

The impact of applying SFAS No. 123R in these pro-forma disclosures is not necessarily indicative of future results.

NOTE 2	GOODWILL AND OTHER INTANGIBLE ASSETS

The table below presents amortizable intangible assets as of December 31, 2006 and January 1, 2006:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2006
Amortizable intangible assets:
Patents and trademarks	$452	$(424)	$28
Purchase options	7,500	(6,680)	820
Other	4,956	(1,949)	3,007
	$12,908	$(9,053)	$3,855

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2005
Amortizable intangible assets:
Patents and trademarks	$452	$(312)	$140
Purchase options	7,500	(6,001)	1,499
Other	4,806	(1,602)	3,204
	$12,758	$(7,915)	$4,843

Included in other above is $2.9 million and $3.2 million as of December 31, 2006 and January 1, 2006, respectively, net of accumulated amortization of $1.9 million and $1.6 million, primarily related to the use of the name and likeness of Dave Thomas, the late founder of Wendy’s.

Total intangibles amortization expense was $1.1 million for the year-ended December 31, 2006 and $1.1 million for the year-ended January 1, 2006. The estimated annual intangibles amortization expense for 2007 is approximately $0.9 million. For the years 2008 and 2009, the estimated intangibles amortization expense is approximately $0.5 million annually and for the years 2010 and 2011 is approximately $0.3 million annually.

The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows:

(In thousands)
Balance as of January 1, 2006	$81,875
Goodwill recorded in connection with acquisitions	3,486
Translation adjustments	(8)
Balance as of December 31, 2006	$85,353

The changes in the carrying amount of goodwill for the year ended January 1, 2006, are as follows:

(In thousands)
Balance as of January 2, 2005	$76,937
Goodwill recorded in connection with acquisitions	5,504
Goodwill related to dispositions	(660)
Translation adjustments	94
Balance as of January 1, 2006	$81,875

Under SFAS No. 142, “Goodwill and Other Intangibles”, goodwill and other indefinite-lived intangibles must be tested for impairment annually (or in interim periods if events indicate possible impairment). The Company tested goodwill for impairment as of year-end 2006 and 2005 and no impairment was indicated.

NOTE 3	TERM DEBT

Term debt at each year-end consisted of the following:

(In thousands)	2006	2005
Notes, unsecured, and mortgages payable with a weighted average interest rate of 8.9%, due in installments through 2009	$883	$2,151
6.25% Senior Notes, due November 15, 2011	199,562	199,487
6.20% Senior Notes, due June 15, 2014	224,551	224,505
7% Debentures, due December 15, 2025	96,996	96,925
Other, with an interest rate of 11.1%, due May 2008	93,977	0
Advertising fund debt at an interest rate of 6.75% due September 30, 2007	7,639	0
	623,608	523,068
Current portion of long-term obligations	(86,469)	(1,268)
	$537,139	$521,800

The U.S. advertising fund has a revolving line of credit of $25 million with an interest rate of 0.25% on the unused portion. Wendy’s is not the guarantor of the debt. The advertising fund debt was incurred to fund the advertising fund operations.

The 6.25% Senior Notes were issued in 2001 in connection with the Company’s share repurchases (see Note 6 to the Consolidated Financial Statements). The 6.20% Senior Notes were issued in 2002 in connection with the Company’s purchase of Baja Fresh. The 6.25% and 6.20% Senior Notes are redeemable prior to maturity at the option of the Company. The 7% Debentures are not redeemable by the Company prior to maturity. All of the Company’s notes and debentures are unsecured.

In the fourth quarter of 2006, the Company entered into an agreement to sell approximately 40% of the Company’s U.S. royalty stream for a 14-month period to a third party in return for a cash payment in 2006 of $94.0 million. Royalties subject to the agreement relate to royalties payable to a subsidiary of the Company for both company operated and franchised stores. In accordance with EITF 88-18 “Sales of Future Revenues”, the Company has classified the $94.0 million of cash received in 2006 as debt, which is reflected as other debt in the table above. This amount will be amortized using the interest method over the life of the agreement, which concludes in May 2008. Changes in estimated cash flows will be reflected prospectively in interest expense.

In March 2003, the Company entered into an interest rate swap that met the specific conditions of SFAS No. 133 to be considered a highly effective fair value hedge of the previously outstanding 6.35% notes. By entering into the interest rate swap, the Company agreed to receive interest at a fixed rate and pay interest at a variable rate. The interest rate swap matured in December 2005.

Based on future cash flows and current interest rates for all term debt, the fair value of the Company’s term debt was approximately $612 million and $560 million at December 31, 2006 and January 1, 2006, respectively.

Future maturities for all term debt are as follows:

(In thousands)
2007	$86,469
2008	16,001
2009	29
2010	0
2011	199,562
Later years	321,547
$623,608

The Company’s debt agreements contain covenants that specify limits on the amount of indebtedness secured by liens and the maximum aggregate value of restaurant property as to which the Company could enter into sale-leaseback transactions. The Company was in compliance with these covenants as of December 31, 2006 and will continue to monitor these on a regular basis.

The Company currently has a shelf registration statement which would enable the Company to issue securities up to $500 million. As of December 31, 2006 and January 1, 2006, no securities under this shelf registration statement had been issued.

On March 1, 2006, the Company entered into a new $200 million unsecured revolving credit facility, which expires on March 1, 2008 and which replaced the Company’s previous $200 million revolving credit facility entered into in 2003. The new revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio, and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The Company was in compliance with these covenants as of December 31, 2006. The Company is charged interest on advances that varies based on the type of advance utilized by the Company, which is either an alternate base rate (greater of prime or Federal funds plus 0.5%) or a rate based on LIBOR plus a margin that varies based on the Company’s debt rating at the time of the advance. The Company is also charged a facility fee based on the total credit facility. This fee varies from 0.07% to 0.20% based on the Company’s debt rating. As of December 31, 2006, no amounts under this credit facility were drawn.

In the first quarter of 2006, $35.0 million in commercial paper was issued for general corporate purposes and repaid. In 2004, $25.0 million in commercial paper was issued for general corporate purposes and was repaid in the first quarter of 2005. Due to the Company’s current debt ratings, the Company does not currently have access to its commercial paper program.

At December 31, 2006, the Company’s Canadian subsidiary had a revolving credit facility with approximately $6 million Canadian available at December 31, 2006. This facility bears interest at a rate of 6.0%, has no financial covenants and no amounts under the facility were outstanding at December 31, 2006.

NOTE 4	LEASES

The Company occupies land and buildings and uses equipment under terms of numerous lease agreements, substantially all of which expire on various dates through 2046. Lease terms of land and building leases are generally equal to the initial lease period of 10 to 20 years, while land only lease terms can extend up to 40 years. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales, generally when annual sales exceed specified levels. Most leases also obligate the Company to pay the cost of maintenance, insurance and property taxes.

At each year-end, assets leased under capital leases with the Company as the lessee consisted of the following:

(In thousands)	2006	2005
Buildings	$22,746	$24,918
Accumulated depreciation	(8,889)	(11,086)
	$13,857	$13,832

At December 31, 2006, future minimum lease payments to be made by the Company for all leases, and the present value of the net minimum lease payments for capital leases, were as follows:

(In thousands)	Capital Leases	Operating Leases
2007	$2,131	$58,063
2008	2,168	55,441
2009	2,235	55,437
2010	2,039	47,154
2011	1,829	43,219
Later years	21,374	705,925
Total minimum lease payments	31,776	$965,239
Amount representing interest	(11,886)
Present value of net minimum lease payments	19,890
Current portion	(927)
	$18,963

Total minimum lease payments have not been reduced by minimum sublease rentals of $4.4 million under capital leases, and $21.1 million under operating leases payable to the Company in the future under non-cancelable subleases.

Rent expense for each year is included in company restaurant operating costs, operating costs and general and administrative expenses and amounted to:

(In thousands)	2006	2005	2004
Minimum rents	$75,663	$76,974	$84,487
Contingent rents	9,937	10,277	12,062
	$85,600	$87,251	$96,549

In connection with the franchising of certain restaurants, the Company has leased or subleased land, buildings and equipment to the related franchise owners. Most leases to franchisees provide for monthly rentals based on a percentage of sales, while others provide for fixed payments with contingent rent when sales exceed certain levels. Lease terms are approximately 10 to 20 years with one or more five-year renewal options. The franchise owners bear the cost of maintenance, insurance and property taxes.

The Company leases, as lessor, some building and equipment under fixed payment terms and accounts for these leases as direct financing leases. The land portion of leases and leases with rents based on a percentage of sales are accounted for as operating leases. At each year-end, the net investment in direct financing leases, included in other assets, consisted of the following:

(In thousands)	2006	2005
Total minimum lease receipts	$10,087	$12,363
Estimated unguaranteed residual value	117	272
Amount representing unearned interest	(5,086)	(6,248)
Current portion, included in accounts receivable	(142)	(199)
	$4,976	$6,188

At each year-end, company assets leased under operating leases with the Company as lessor is shown below. The significant decrease from 2005 to 2006 is due primarily to the deconsolidation of the 50/50 restaurant real estate joint venture between Wendy’s and THI after the spin-off of THI.

(In thousands)	2006	2005
Land	$13,015	$39,828
Buildings and leasehold improvements	51,619	151,978
Equipment	8,383	9,237
	73,017	201,043
Accumulated depreciation	(32,909)	(57,344)
	$40,108	$143,699

At December 31, 2006, future minimum lease receipts were as follows:

(In thousands)	Direct Financing Leases	Operating Leases
2007	$453	$3,637
2008	431	3,204
2009	591	3,013
2010	607	2,663
2011	615	2,229
Later years	7,390	11,841
	$10,087	$26,587

Rental income for each year is included in franchise revenues and amounted to:

(In thousands)	2006	2005	2004
Minimum rents	$3,360	$5,023	$5,108
Contingent rents	17,581	32,755	36,108
	$20,941	$37,778	$41,216

In addition to the rental income in the table above, there is rent revenue included in other expense (income), net, which represents rent paid by THI to a 50/50 restaurant real estate joint venture between Wendy’s and THI. After the spin-off of THI on September 29, 2006, this joint venture is no longer consolidated in the Company’s financial statements.

NOTE 5	INCOME TAXES

Earnings from continuing operations before taxes:

(In thousands)	2006	2005	2004
Domestic	$32,173	$133,996	$165,891
Foreign	10,306	2,788	10,299
Total	$42,479	$136,784	$176,190

The provision for income taxes on earnings from continuing operations consisted of the following:

(In thousands)	2006	2005	2004
Current
Federal	$27,315	$52,316	$55,121
State and local	2,923	6,649	10,192
Foreign	6,976	5,199	5,751
	37,214	64,164	71,064
Deferred
Federal	(28,547)	(8,703)	(3,185)
State and local	(1,698)	(2,602)	1,890
Foreign	(1,536)	(1,170)	277
	(31,781)	(12,475)	(1,018)
	$5,433	$51,689	$70,046

The provision for foreign taxes includes withholding taxes.

The temporary differences which give rise to deferred tax assets and liabilities each year-end consisted of the following:

(In thousands)	2006	2005
Deferred tax assets
Lease transactions	$14,323	$12,666
Property and equipment basis differences	3,426	2,710
Intangible assets basis differences	14,327	10,530
Benefit plans transactions	14,922	13,354
Reserves not currently deductible	21,361	19,296
Deferred income	35,092	3,288
Capital loss carryforward	81,000	0
All other	640	2,489
	$185,091	$64,333
Valuation allowance	(81,000)	0
	$104,091	$64,333

(In thousands)	2006	2005
Deferred tax liabilities
Lease transactions	$1,934	$2,414
Benefit plans transactions	0	16,246
Property and equipment basis differences	77,039	68,765
Intangible assets basis differences	10,611	9,766
Capitalized expenses deducted for tax	9,250	9,709
All other	1,510	2,919
	$100,344	$109,819

Certain amounts in the above table for 2005 have been reclassified to conform to the current year presentation. These reclassifications had no impact on the Consolidated Balance Sheets presentation.

The pension liability expense adjustment appearing in the shareholders’ equity section of the balance sheet under accumulated other comprehensive income is shown net of deferred taxes of $13.7 million and $0.7 million in 2006 and 2005, respectively. Accordingly, these deferred taxes are not reflected in the table above.

A deferred tax asset has been established for the capital loss carryforward resulting from the sale of Baja Fresh in 2006. Federal capital losses may be carried forward for five years. The Company has reviewed various SFAS No. 109 tax planning strategies, including sale and leasebacks, which might be used to realize the benefit of these loss carryforwards. These strategies, as of December 31, 2006, do not meet the “prudent and feasible” criteria of SFAS No. 109 and accordingly the valuation allowance in the amount of $81.0 million has been recorded as a result of management’s determination that it is more likely than not these capital losses will not be used.

A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company’s effective tax rate for each year is shown below:

(In thousands)	2006	2005	2004
Income taxes at statutory rate	$14,868	$47,874	$61,666
State and local taxes, net of federal benefit	78	3,434	10,453
Tax on foreign earnings, net of foreign tax credits	(361)	(430)	(798)
Work opportunity and jobs tax credits	(2,223)	(1,709)	(1,274)
Prior year tax adjustments	(6,846)	2,332	(646)
Other	(83)	188	645
Income taxes at effective rate	$5,433	$51,689	$70,046

The prior year tax adjustments line item in the rate reconciliation above includes the effects of federal and state tax exam settlements, statute of limitation lapses and changes in estimates used in calculating the income tax provision.

The determination of annual income tax expense takes into consideration amounts including interest and penalties which may be needed to cover exposures for open tax years. The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. federal income tax returns for the year 2005 and the 2006 year as part of the IRS’s Compliance Assurance Process program. The Company is before the IRS Appeals for the years 1998 through 2004 as it relates to a refund claim for the work-opportunity tax credit. The Company is before the U.S. Competent Authority for the years 1999 through 2001 as it relates to transfer pricing on royalties and fees between U.S. and Canada. The Company is involved with various audits at the state and local level. The Company does not expect any material impact on earnings to result from the resolution of matters related to open tax years; however actual settlements may differ from amounts accrued. Amounts related to IRS examinations of federal income tax returns for 2004 and prior years have been settled and paid.

U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $4 million at December 31, 2006.

The Company is a party to a Tax Sharing Agreement dated March 29, 2006 with THI, its former subsidiary, which governs the allocation of tax liabilities between the two companies. The income tax provision reflects this agreement.

The Company adopted SFAS No. 123R in the first quarter of 2006 and elected to calculate the pool of excess tax benefits under the alternative, or “short-cut” method.

NOTE 6	SHAREHOLDERS’ EQUITY

On September 29, 2006, the Company completed its spin-off of THI, the parent company of the business formerly reported as the Hortons segment. The net assets of THI of $638.9 million (including accumulated translation adjustments of $112.2 million and a hedge fair value loss of $0.6 million in other comprehensive income) have been reflected as a final dividend paid out of retained earnings in 2006. The assets and liabilities of THI have been recorded in current assets and liabilities and non current assets and liabilities of discontinued operations as of January 1, 2006 (see Note 10 to the Consolidated Financial Statements).

On March 29, 2006, the Company completed its IPO of THI. A total of 33.4 million shares were offered at an initial per share price of $23.162 ($27.00 Canadian). The gross proceeds of $769.2 million were offset by $52.4 million in underwriter and other third party costs with all such costs paid as of October 1, 2006. As a result of the IPO, the Company recorded a $716.8 million increase to capital in excess of stated value. The shares sold in the IPO represented 17.25% of total THI shares issued and outstanding and the Company retained the remaining 82.75% of THI shares until it completed the spin-off described above. The IPO was reflected as an increase to capital in excess of total value in accordance with SAB No. 51, “Accounting for Sales of Stock of a Subsidiary”, because the Company expected to spin-off the remaining THI shares it held.

In each of 2002 and 2004, the Board of Directors approved an increase in the common stock repurchase program of up to an additional $200 million. In 2005, the Board of Directors approved another increase in the repurchase program of up to an additional $1 billion. On October 9, 2006 the Company’s Board of Directors authorized the repurchase of up to 35.4 million common shares of the Company. The October 9, 2006 authorization replaced all prior authorizations. At December 31, 2006, approximately 13 million shares remained under the share repurchase authorization. During 2006, 2005 and 2004, 26.2 million, 2.0 million and 3.6 million common shares were repurchased pursuant to the program and cash disbursements related to share repurchases totaled approximately $1.0 billion, $100 million and $138 million, respectively.

On October 18, 2006, the Company commenced a modified “Dutch Auction” tender offer to purchase up to 22.2 million of its outstanding common shares in a price range of $33.00 to $36.00 per share. The shares sought represented approximately 19% of the Company’s shares outstanding as of October 12, 2006. The tender offer expired on November 16, 2006. As a result of the tender offer, the Company purchased 22.4 million common shares at a price of $35.75, for a total purchase price of $804.4 million, which was reflected in the treasury stock component of shareholders’ equity, including $3.1 million of transaction costs.

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

In 2005, 2.0 million common shares were repurchased under an ASR transaction for an initial value of approximately $98 million. The initial price paid per share as part of the ASR transaction was $49.10. The repurchased shares were also subject to a future contingent purchase price adjustment based upon the weighted average repurchase price during the period from August 16, 2005 through September 16, 2005. The ASR agreement included the option to settle the contract in cash or shares of the Company’s common stock and, accordingly, the contract was classified in equity. In September 2005, the contingent purchase price adjustment was determined to be $0.5 million and was paid to the Company. The purchase price adjustment was reflected in the treasury stock component of shareholders’ equity in the third quarter of 2005. In 2004, 1.4 million shares were acquired in a similar ASR transaction under which approximately $53 million was paid by the Company in 2004 and approximately $2 million was paid by the Company in 2005 representing the contingent purchase price adjustment.

In accordance with SFAS No. 87, the Company has recorded a pretax minimum pension liability of $36.2 million ($22.5 million after tax). (See also Note 13 to the Consolidated Financial Statements).

Stock option awards made by the Company generally have a term of 10 years from the grant date and become exercisable in installments of 25% on each of the first four anniversaries of the grant date. As discussed in Note 1, during the fourth quarter of 2005 the Company accelerated the vesting of all outstanding options, excluding those held by outside directors. Restricted share grants made by the Company generally vest in increments of 25% on each of the first four anniversaries of the grant date. Restricted share grants to Canadian employees vest over a 30 month period. In accordance with the Company’s equity plan, with respect to the disposition of a subsidiary, outstanding restricted shares granted to Baja Fresh and U.S. THI employees vested at the time of the sale and spin-off, respectively. The Company’s restricted shares granted to Canadian THI employees were cancelled in May and August 2006 and the Canadian THI employees were granted THI restricted shares. The THI restricted share grants immediately vested and THI common shares were distributed to these THI employees under the THI 2006 Stock Incentive Plan.

Restricted shares generally have dividend participation rights under which dividends are reinvested in additional shares. The Company granted 0.1 million performance share awards in 2006 to certain key employees based on achieving Company earnings targets. These performance shares settle in restricted shares based on specified performance criteria and the earned restricted shares then generally vest over the following four years in installments of 25% each year. The number of remaining shares authorized under all of the Company’s equity plans, net of exercises, totaled 4.2 million as of December 31, 2006.

In accordance with the anti-dilution provisions in the Company’s equity plans, upon the spin-off of THI, all stock options, restricted stock units and performance shares were adjusted in order to retain the equivalent value to employees. In accordance with SFAS No. 123R, no compensation cost was recorded as a result of this adjustment. This adjustment is reflected in the following schedules. Restricted stock awards received the dividend of THI shares and therefore were not adjusted. The THI shares distributed to participants holding restricted stock awards are being held for the benefit of these participants and will be issued to participants in accordance with the normal vesting period of the underlying restricted stock awards.

Restricted shares

The following is a summary of unvested restricted share activity for 2006:

(Shares in thousands)	Restricted Shares	Weighted Average Fair Value
Balance at January 1, 2006	1,272	$41.77
Granted	342	61.42
Vested	(483)	42.35
Canceled	(534)	45.59
Adjustment due to THI spin-off	432	(20.98)
Balance at December 31, 2006	1,029	$29.02

The adjustment due to the THI spin-off represents the impact of the conversion of the number of restricted shares based on the adjusted market price of the Company’s stock, excluding THI. The conversion was necessary in order to retain the total value granted to each employee after the spin-off of THI.

As of December 31, 2006, total unrecognized compensation cost related to nonvested share-based compensation was $20.4 million and is expected to be recognized over a weighted-average period of 2.1 years. The Company expects substantially all of its restricted shares to vest. The total fair value of restricted shares vested in 2006, 2005 and 2004 was $20.5 million, $4.7 million and $0.2 million, respectively. Approximately 0.9 million and 0.5 million restricted shares were granted in 2005 and 2004, respectively, at a weighted-average grant date fair value of $42.97 and $40.37, respectively.

Stock Options

The use of stock options is currently not a significant component of the Company’s equity compensation structure. The Company last granted stock options in 2004 and only approximately 26,000 stock options were unvested as of December 31, 2006.

The following is a summary of stock option activity for the year-to-date period ended December 31, 2006:

(Shares and aggregate intrinsic value in thousands)	Shares Under Option	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at January 1, 2006	4,535	$32.74	6.6
Granted	0	0
Exercised	(3,639)	33.01
Canceled	(38)	33.09
Adjustment due to THI spin-off	915	(16.31)
Outstanding at December 31, 2006	1,773	$15.23	5.4	$31,662
Exercisable at December 31, 2006	1,747	$15.25	5.4	$31,160

The adjustment due to the THI spin-off represents the impact of the conversion of the number of options based on the adjusted market price of the Company’s stock, excluding THI. The conversion was necessary in order to retain the total value granted to each employee after the spin-off of THI.

No stock options were granted in 2005 and approximately 1.4 million stock options were granted in 2004 at a weighted average price per share of $40.56. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised was $99.6 million, $129.4 million and $18.9 million for 2006, 2005 and 2004, respectively. Proceeds from stock options exercised were $119.9 million, $215.9 million and $31.4 million for 2006, 2005 and 2004, respectively, and the tax benefit realized for tax deductions from stock options exercised totaled $25.4 million, $37.8 million and $6.2 million for 2006, 2005 and 2004, respectively.

The Company has a Shareholder Rights Plan (“Rights Plan”) under which one preferred stock purchase right (“Right”) was distributed as a dividend for each outstanding common share. Each Right entitles a shareholder to buy one ten-thousandth of a share of a new series of preferred stock for $100 upon the occurrence of certain events. Rights would be exercisable once a person or group acquires 15% or more of the Company’s common shares, or 10 days after a tender offer for 15% or more of the common shares is announced. No certificates will be issued unless the Rights Plan is activated.

Under certain circumstances, all Rights holders, except the person or company holding 15% or more of the Company’s common shares, will be entitled to purchase common shares at about half the price that such shares traded for prior to the announcement of the acquisition. Alternatively, if the Company is acquired after the Rights Plan is activated, the Rights will entitle the holder to buy the acquiring company’s shares at a similar discount. The Company can redeem the Rights for one cent per Right under certain circumstances. If not redeemed, the Rights will expire on August 10, 2008.

NOTE 7	ACQUISITIONS AND INVESTMENTS

In 2006, the Company acquired 12 Wendy’s restaurants in various markets from franchisees for $13.3 million. In 2005, the Company acquired 15 Wendy’s restaurants in various markets from franchisees for $13.3 million. In 2004, the Company acquired 14 Wendy’s restaurants in various markets for a total purchase price of $5.6 million. Goodwill acquired in connection with the Company’s acquisition of Wendy’s restaurants totaled $3.5 million, $5.5 million and $3.8 million for 2006, 2005 and 2004, respectively.

NOTE 8	DISPOSITIONS AND IMPAIRMENTS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified assets with a net book value of $15.5 million and $65.7 million as assets held for disposition in the Consolidated Balance Sheets as of December 31, 2006 and January 1, 2006, respectively. The assets are Wendy’s sites, are no longer being depreciated and have been classified as held for disposition based on the Company’s intention to sell these assets within the next 12 months. During the year ended December 31, 2006, 31 sites previously classified as held for disposition as of January 1, 2006 with a net book value of $23.6 million were reclassified from assets held for disposition to property and equipment because these sites are no longer intended to be sold to the previously identified purchasers and the Company elected to discontinue marketing the sites for sale. The effect on the Consolidated Statements of Income related to the reclassification of these sites from assets held for disposition was limited to depreciation expense and was not material. Also during 2006, certain additional sites and equipment were designated as held for disposition. These assets have a net book value of $23.5 million, net of $7.6 million in impairment charges recorded to reflect the net realizable value of these assets. At December 31, 2006, the net book value of assets held for disposition includes $10.7 million of land, $4.5 million of buildings and leasehold improvements and $0.3 million of equipment and other assets.

During the year ended December 31, 2006, the Company sold 70 sites and other equipment classified as held for disposition during 2006, with a net book value of $49.8 million, for a net gain of $8.2 million, of which $5.5 million is classified as other expense (income), net and $2.7 million is classified as franchise revenue.

In the fourth quarter of 2005, the Company completed the sale of 130 Wendy’s real estate properties to a third party for $119.1 million, resulting in a pretax gain of $46.2 million, which is included in other expense (income), net on the Consolidated Statements of Income. The Company also sold 37 Wendy’s real estate properties in 2005 to existing franchisees for $42.0 million, resulting in a pretax gain of $16.4 million, which is included in franchise revenues on the Consolidated Statements of Income.

In 2006 and 2005, the Company incurred $16.7 million and $22.6 million, respectively, of store closing and asset impairment charges, which are included in other expense (income), net on the Consolidated Statements of Income. In 2005, the charge primarily related to the closure of 47 underperforming Wendy’s restaurants. Total store closing costs included asset write-offs and lease termination costs. There were no store closing costs incurred in 2004.

NOTE 9	RESTRUCTURING RESERVES

In the first quarter of 2006, the Company announced its plans to reduce general and administrative and other costs $100 million, including $80 million in the continuing Wendy’s business. In order to accomplish this, the Company offered a voluntary enhanced retirement plan to certain full-time employees who were 55 years of age and had at least 10 years of service. Benefits primarily included severance and healthcare coverage. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, in 2006, the Company recorded $16.5 million in charges related to the individuals that accepted the offer. This amount also includes $2.5 million of additional stock compensation expense for unvested restricted stock units resulting from the acceleration of vesting to the employees’ retirement dates, in accordance with the Company’s stock compensation plan. In the fourth quarter of 2006, the Company recognized a $3.9 million settlement charge as a result of distributions from the Company’s defined benefit pension plan, primarily related to those individuals who participated in the voluntary enhanced retirement plan (see also Note 13 to the Consolidated Financial Statements).

In the second quarter of 2006, the Company initiated a reduction in force, also intended to contribute to the cost reductions. In accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, in 2006 the Company recorded severance and related costs of $13.3 million related to this reduction in force, which includes $4.1 million of severance costs related to certain senior executives who left the Company in 2006. Substantially all of the $13.3 million of costs began being paid in the third quarter of 2006 and will continue through 2007. Approximately $1.0 million of these costs represented additional stock compensation expense related to the modification of stock-based equity awards. In the third quarter of 2006, the Company revised its estimate related to the expected payout for certain employees included in the reduction in force. This revision of estimates resulted in a reduction of expense of $1.9 million.

In addition to the employee related costs above, the Company incurred professional fees of $3.6 million in 2006 in connection with the cost reduction initiatives described above, all of which have been paid. Also, the Company incurred $1.9 million in relocation and employee benefit costs in the 2006 associated with the cost reduction initiatives, the significant majority of which have been paid. These amounts are included in professional fees and other in the table below.

All of the above restructuring costs are included in the other expense (income), net line of the Consolidated Condensed Statements of Income (see also Note 1 to the Consolidated Financial Statements).

The table below presents a reconciliation of the beginning and ending restructuring liabilities at January 1, 2006 and December 31, 2006, respectively:

(In thousands)	Enhanced Retirement	Reduction in Force	Professional Fees and Other	Total
Balance at January 1, 2006	$0	$0	$0	$0
Expensed during the year	14,179	11,386	5,601	31,166
Paid during the year	(13,925)	(3,035)	(5,460)	(22,420)
Adjustments	(236)	(1,853)	0	(2,089)
Balance at December 31, 2006	$18	$6,498	$141	$6,657

NOTE 10	DISCONTINUED OPERATIONS

THI

On September 29, 2006, the Company completed the distribution of its remaining 82.75% ownership in THI. The distribution took place in the form of a pro rata common stock dividend to Wendy’s shareholders whereby each shareholder received 1.3542759 shares of THI common stock for each share of Wendy’s common stock held (see also Note 6 to the Consolidated Financial Statements).

The table below presents the significant components of THI operating results included in income from discontinued operations for 2006, 2005 and 2004. THI represented the Hortons segment prior to the spin-off.

(In thousands)	2006	2005	2004
Revenues	$1,040,945	$1,185,264	$995,638
Income before income taxes	$232,692	$242,405	$237,199
Income tax expense	48,605	75,060	78,285
Minority interest expense	23,603	0	0
Income from discontinued operations, net of tax	$160,484	$167,345	$158,914

The assets and liabilities of THI reflected as discontinued operations in the consolidated balance sheet as of January 1, 2006 are shown below. No assets or liabilities of THI are included in the consolidated balance sheet as of December 31, 2006.

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

Impairment Charges

Under SFAS No. 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually (or in interim periods if events indicate possible impairment). In the fourth quarter of 2005, the Company tested goodwill for impairment and recorded an impairment charge of $25.4 million related to the THI U.S. business. The Company determined the amount of the charge based on an estimate of the fair market value of the reporting unit based on historical performance and discounted cash flow projections. Lower than anticipated sales levels and lower store development expectations were the primary considerations in the determination that the recorded goodwill value was impaired. The impairment charges fully eliminated the balance of goodwill related to THI.

In 2005, a pretax asset impairment charge of $18.5 million was recorded related to two THI markets in New England that were acquired in 2004 as part of the Bess Eaton acquisition. These markets were underperforming despite various strategies employed to improve performance. The fair value of this market was determined based on the estimated realizable value of the fixed assets using third party appraisals.

Derivatives

In the third quarter of 2005, THI entered into forward currency contracts that matured in March 2006 to sell Canadian dollars and buy $427.4 million U.S. dollars to hedge the repayment of cross-border intercompany notes being marked-to-market beginning in the third quarter of 2005. Previously, the translation of these intercompany notes was recorded in comprehensive income (expense), rather than in the Consolidated Statements of Income, in accordance with SFAS No. 52, “Foreign Currency Translation”. The fair value unrealized loss on these contracts as of January 1, 2006 was $3.2 million. On the maturity date of March 3, 2006, THI received $427.4 million from the counterparties and disbursed to the counterparties the U.S. dollar equivalent of $500.0 million Canadian, resulting in a net U.S. dollar cash flow of $13.1 million to the counterparties. Per SFAS No. 95, “Statement of Cash Flows”, the net U.S. dollar cash flow is reported in the net cash provided by operating activities of discontinued operations line of the 2006 Consolidated Statements of Cash Flows. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, during the first quarter of 2006, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes and a $0.8 million gain was recognized as the ineffective portion of the foreign currency contracts in discontinued operations in the Consolidated Statements of Income.

In the fourth quarter of 2005, THI entered into forward currency contracts to sell Canadian dollars and buy $490.5 million U.S. dollars in order to hedge certain net investment positions in Canadian subsidiaries. On the maturity dates in April 2006, THI received $490.5 million U.S. from the counterparties and disbursed to the counterparties the U.S. dollar equivalent of $578.0 million Canadian, resulting in a net U.S. dollar cash flow of $14.9 million to the counterparties. Per SFAS No. 95, the net U.S. dollar cash flow is reported in the net cash provided by operating activities from discontinued operations line of the 2006 Consolidated Statements of Cash Flows. The fair value unrealized loss on these contracts was $5.0 million, net of taxes of $3.0 million, as of January 1, 2006. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of other comprehensive income. These forward contracts remained highly effective hedges and qualified for hedge accounting treatment through their maturity. No amounts related to these net investment hedges were reclassified into earnings.

Debt

On February 28, 2006, THI entered into an unsecured five-year senior bank facility with a syndicate of Canadian and U.S. financial institutions that comprises a $300 million Canadian dollar term-loan facility; a $200 million Canadian dollar revolving credit facility (which includes $15 million in overdraft availability); and a $100 million U.S. dollar revolving credit facility (together referred to as the “senior bank facility”). The senior bank facility is an obligation of THI only, and not of the Company. The term loan facility bears interest at a variable rate per annum equal to Canadian prime rate or alternatively, THI may elect to borrow by way of Bankers’ Acceptances (or loans equivalent thereto) plus a margin. On February 28, 2006, THI also entered into an unsecured non-revolving $200 million Canadian dollar bridge loan facility. The bridge loan facility had interest at Bankers’ Acceptances plus a margin. Outstanding borrowings of $200 million Canadian at April 2, 2006 were repaid on May 3, 2006 and the bridge facility was terminated as a result of the voluntary prepayment. In connection with the term-loan facility, THI entered into a $100 million Canadian dollar interest rate swap on March 1, 2006 to help manage its exposure to interest rate volatility. The interest rate swap essentially fixed the interest rate on one third of the $300 million Canadian dollar term loan facility to 5.175% and matures on February 28, 2011.

Income Taxes

The decrease in 2006 tax expense as a percent of pretax income primarily reflects the resolution of certain THI tax audits in the second quarter 2006.

Baja Fresh

On November 28, 2006, the Company completed the sale of Baja Fresh for net cash proceeds of $25.0 million, net of costs associated with the sale, resulting in a loss of $2.1 million, which is included in discontinued operations, net of tax on the Consolidated Statements of Income. The recorded loss on sale may be subject to certain post-close adjustments according to the sale agreement. Accordingly, the results of operations of Baja Fresh are reflected as discontinued operations for all periods presented.

The table below presents the significant components of Baja Fresh operating results included in income from discontinued operations for 2006, 2005 and 2004.

(In thousands)	2006	2005	2004
Revenues	$147,736	$172,095	$176,213
Loss before income taxes	$(147,492)	$(20,692)	$(227,116)
Income tax benefit	(52,852)	(5,319)	(15,530)
Income (loss) from discontinued operations, net of tax	$(94,640)	$(15,373)	$(211,586)

The assets and liabilities of Baja Fresh reflected as discontinued operations in the consolidated balance sheet as of January 1, 2006 are shown below. No assets or liabilities of Baja Fresh are included in the consolidated balance sheet as of December 31, 2006.

(In thousands)	January 1, 2006
Cash	$92
Accounts receivable, net	2,840
Deferred income taxes	1,821
Inventories and other	2,509
Restricted assets	1,840
Total current assets	$9,102
Property and equipment, net	$59,311
Deferred income taxes	0
Goodwill	46,933
Intangible assets, net	29,797
Other non current assets	527
Total non current assets	$136,568
Accounts payable	$2,419
Accrued liabilities	4,762
Restricted liabilities	1,840
Other current liabilities	2,976
Total current liabilities	$11,997
Term debt	$44
Deferred income taxes	4,618
Other non current liabilities	5,147
Total non current liabilities	$9,809

Impairment Charges

In the third quarter 2006, the Company recorded pretax intangible and fixed asset impairment charges of $8.9 million ($5.5 million after-tax) using the held for sale model in accordance with SFAS No. 144. The impairment was required in the third quarter based on new market data received. The impairment charges are included in the income from discontinued operations line of the Consolidated Statements of Income

During the second quarter of 2006, as a result of continuing poor sales performance at Baja Fresh and the Company’s consideration of alternatives for the Baja Fresh business, the Company tested goodwill of Baja Fresh for impairment in accordance with SFAS No. 142 and tested other intangibles and fixed assets in accordance with SFAS No. 144 using the held and used model, and recorded a Baja Fresh goodwill pretax impairment charge of $46.9 million ($46.1 million after-tax), a Baja Fresh impairment charge of $25.8 million ($16.0 million after-tax) related to the Baja Fresh trade name and $49.8 million ($30.9 million after-tax) in Baja Fresh fixed asset impairment charges. The amount of the charges was determined using a probability-based approach using discounted cash flows and market data.

In the fourth quarter of 2004, the Company tested goodwill for impairment and recorded a pretax impairment charge of $190.0 million ($186.6 million after-tax) related to Baja Fresh. The Company, with the assistance of an independent third-party, determined the amount of the charge based on an estimate of the fair value of Baja Fresh, which was primarily based on comparative market data. The declining average same-store sales for Baja Fresh both in 2004 and 2003 were a significant consideration in the determination that the recorded value of Baja Fresh goodwill was impaired.

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

Taxes

Included in 2006 discontinued operations is a net tax benefit of approximately $11.5 million to recognize the outside book versus tax basis differential on the sale of the stock of Baja Fresh. The $11.5 million represents the tax benefit of capital losses which can be carried back. The capital loss on the sale which will be carried forward (approximately $218 million) has a full valuation allowance associated with it. In order to utilize the capital loss in the five-year carry forward period, the Company must generate capital gain income. The Company has reviewed various SFAS No. 109 tax planning strategies, including sale and leasebacks, which might be used to realize the benefit of these loss carryforwards. These strategies, at this time, do not meet the “prudent and feasible” criteria of SFAS No. 109 and accordingly the valuation allowance has been recorded.

Cafe Express

In the fourth quarter of 2006, the Company’s Board of Directors approved the future sale of Cafe Express which was historically included in the Developing Brands segment. Accordingly, the results of operations of Cafe Express are reflected as discontinued operations for all periods presented. In addition, the assets and liabilities of Cafe Express were held for sale at December 31, 2006 and are presented as current and non current assets and liabilities from discontinued operations at December 31, 2006 and January 1, 2006.

The table below presents the significant components of Cafe Express operating results included in income from discontinued operations for 2006, 2005 and 2004.

(In thousands)	2006	2005	2004
Revenues	$32,327	$31,996	$30,486
Loss before income taxes	(13,620)	(20,433)	(2,211)
Income tax benefit	(5,042)	(7,433)	(774)
Loss from discontinued operations, net of tax	$(8,578)	$(13,000)	$(1,437)

The assets and liabilities of Cafe Express are reflected as discontinued operations in the Consolidated Balance Sheets as of December 31, 2006 and January 1, 2006 and are comprised of the following:

(In thousands)	December 31, 2006	January 1, 2006
Cash	$2,273	$2,474
Accounts receivable, net	124	272
Inventories and other	315	269
Total current assets	$2,712	$3,015
Property and equipment, net	$350	$7,233
Intangible assets, net	180	3,487
Other non current assets	495	329
Total non current assets	$1,025	$11,049
Accounts payable	$1,476	$755
Accrued Liabilities	742	422
Total current liabilities	$2,218	$1,177
Other non current liabilities	1,519	1,450
Total non current liabilities	$1,519	$1,450

Impairment Charges

Based on available market data related to Cafe Express, in the fourth quarter of 2006 in accordance with SFAS No. 144, the Company tested fixed asset and intangible assets for impairment using the held for sale model, and recorded Cafe Express pretax impairment charges of $4.0 million ($2.4 million after-tax). The charges were determined using a probability-based approach using discounted cash flows and market data.

Based on available market data related to Cafe Express, in the third quarter of 2006 in accordance with SFAS No. 144, the Company tested fixed asset and intangible assets for impairment using the held and used model and recorded a pretax impairment charge of $1.8 million ($1.1 million after-tax) related to the Cafe Express trade name and other intangible assets and $3.4 million ($2.1 million after-tax) related to certain Cafe Express fixed assets. The Company used a probability-weighted approach based on available market data and sales performance of the Cafe Express business.

Under SFAS No. 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually (or in interim periods if events indicate possible impairment). In the fourth quarter of 2005, the Company tested goodwill for impairment and recorded an impairment charge of $10.7 million related to Cafe Express. The Company determined the amount of the charge based on an estimate of the fair market value of the reporting unit based on historical performance and discounted cash flow projections. Lower than anticipated sales levels and lower store development expectations were the primary considerations in the determination that the recorded goodwill value for Cafe Express was impaired. The impairment charge fully eliminated the balance of goodwill related to Cafe Express.

In 2005, a pretax asset impairment charge of $4.9 million was recorded related to an underperforming Cafe Express market. The fair value of the market was determined based on the estimated salvage value of the assets.

NOTE 11 CASH	FLOWS

In order to maintain comparability between periods, intercompany cash flows have been eliminated from the appropriate cash flow lines in the Company’s Consolidated Statements of Cash Flows. During 2006, intercompany cash flows were comprised of $985.6 million in net cash payments made by THI to Wendy’s and included $960.0 million for the repayment of an intercompany note. The $960.0 million payment has been eliminated as a cash outflow from discontinued operations financing activities and as a cash inflow from continuing operations financing activities, respectively. Intercompany cash flows also included payments made by THI to Wendy’s totaling $25.6 million in intercompany interest, intercompany trade payables and taxes. These payments have been eliminated as a cash outflow from discontinued operations’ operating activities and as a cash inflow from continuing operations’ operating activities, respectively.

Intercompany cash flows for 2006 also included net cash payments from Wendy’s to Baja Fresh for $4.2 million and $0.9 million from Wendy’s to Cafe Express for intercompany trade payables and taxes. These payments have been eliminated as a cash outflow from continuing operations’ operating activities and as a cash inflow from discontinued operations’ operating activities, respectively.

During 2005, intercompany cash flows included $51.3 million in net cash payments made by THI to Wendy’s. These included $17.9 million in cash paid by THI to Wendy’s as loans to Wendy’s, $64.7 million in cash paid by THI to Wendy’s for the repayment of borrowings from Wendy’s and $31.3 million in net cash paid by Wendy’s to THI comprised of intercompany interest, intercompany trade payables and taxes. As described above for the 2006 cash flows, each of these amounts was eliminated and is not reflected in the cash flow activity for continuing operations or discontinued operations in the investing, financing or operating sections of the Company’s Consolidated Statement of Cash Flow for 2005.

Similarly, during 2005, Baja Fresh made net payments of $2.0 million to Wendy’s and Wendy’s made net payments of $4.7 million to Cafe Express for intercompany trade payables and taxes that were eliminated and are not reflected in the cash flow activity for continuing operations or discontinued operations in cash flows from operating activities in the Consolidated Statement of Cash Flow for 2005.

During 2004, intercompany cash flows included $48.9 million in net cash payments made by THI to Wendy’s and included $99.5 million in cash paid by THI to Wendy’s as loans to Wendy’s, $40.5 million in cash paid by THI to Wendy’s for the repayment of borrowings from Wendy’s, $41.5 million in cash paid by Wendy’s to THI as loans to THI, and $49.6 million in net cash paid by Wendy’s to THI comprised of intercompany interest, intercompany trade payables and taxes. As described above for the 2006 cash flows, each of these amounts was eliminated and is not reflected in the cash flow activity for continuing operations or discontinued operations in the investing, financing or operating sections of the Company’s Consolidated Statement of Cash Flow for 2004.

Similarly, during 2004, Wendy’s made net payments of $26.0 million to Baja Fresh and $2.6 million to Cafe Express for intercompany trade payables and taxes that were eliminated and are not reflected in the cash flow activity for continuing operations or discontinued operations in the operating section. Also during 2004, Wendy’s made a payment of $13.8 million to Cafe Express for the payment of Cafe Express’ third party debt. This payment was eliminated and is not reflected in the cash flow activity for continuing operations or discontinued operations in cash flows from operating activities.

NOTE 12 COMMITMENTS	AND CONTINGENCIES

At December 31, 2006 and January 1, 2006, the Company’s reserves established for doubtful royalty receivables were $3.1 million and $3.1 million, respectively. Reserves related to possible losses on notes receivable, real estate, guarantees, claims and contingencies involving franchisees totaled $7.4 million and $7.4 million at December 31, 2006 and January 1, 2006, respectively. These reserves are included in accounts receivable, notes receivable and other accrued expenses.

The Company has guaranteed certain leases and debt payments, primarily related to franchisees, amounting to $171.3 million for the continuing Wendy’s business. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for certain leases for the continuing Wendy’s business amounting to an additional $21.3 million. These leases have been assigned to unrelated third parties, who have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $6.7 million in letters of credit with various parties for the continuing Wendy’s business, however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years.

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

The Company has entered into long-term purchase agreements with some of its suppliers. The range of prices and volume of purchases under the agreements may vary according to the Company’s demand for the products and fluctuations in market rates. These agreements help the Company secure pricing and product availability. The Company does not believe these agreements expose the Company to material risk.

In addition to the guarantees described above, the Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties, under specified circumstances, such as lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial and other services), software licensors, marketing and advertising firms, securities underwriters and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company. Effective January 1, 2003, the Company adopted FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. In accordance with FIN 45 and based on available information, the Company has accrued for certain guarantees and indemnities as of December 31, 2006 and January 1, 2006 which, in total, are not material.

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

NOTE 13 RETIREMENT	PLANS

The Company has two domestic defined benefit plans, the account balance defined benefit pension plan (the “ABP Plan”) and the Crew defined benefit plan (the “Crew Plan”), together referred to as the “Plans”, covering all eligible employees of Wendy’s International, Inc. and certain subsidiaries that have adopted the Plans.

The Crew Plan discontinued employee participation and accruing additional employee benefits in 2001. In February 2006, the Company announced that it would freeze the ABP Plan as of December 31, 2006. Beginning

January 1, 2007, no new participants will enter the ABP Plan, although participant account balances will continue to receive interest credits of approximately 6% in 2007 on existing account balances. Company benefits credited to ABP Plan participant accounts which were historically made based on a percentage of participant salary and years of service will no longer be made beginning January 1, 2007. Freezing of the ABP Plan was accounted for as a curtailment in the first quarter of 2006 under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and during the first quarter, the Company recorded a $0.1 million curtailment charge related to service cost unrecognized prior to freezing the ABP Plan. In the fourth quarter of 2006, the Company decided to terminate the Plans. The Company has requested or intends to request, termination determination letters on the Plans from the IRS and approval of the termination by the Pension Benefit Guaranty Corporation. Once approved, the Company intends to distribute individual account balances or purchase annuities to settle the account balances.

The change in the projected benefit obligation for the Plans for 2006 and 2005 consisted of the following:

(In thousands)	2006	2005
Balance at beginning of year	$108,179	$96,811
Service cost	6,034	5,570
Interest cost	5,767	5,639
Assumption change	0	7,014
Actuarial loss—related to freezing the ABP Plan	11,669	1,549
Curtailments—related to freezing the ABP Plan	(10,419)	0
Settlements	(11,376)	0
Benefits and expenses paid	(9,539)	(8,404)
	$100,315	$108,179

The change in fair value of plan assets for each year consisted of the following:

(In thousands)	2006	2005
Balance at beginning of year	$108,080	$100,436
Actual return on plan assets	8,707	5,541
Company contributions	2,239	10,507
Settlements	(11,376)	0
Benefits and expenses paid	(9,539)	(8,404)
	$98,111	$108,080

The reconciliation of the funded status to the net amount recognized in the Consolidated Balance Sheets at each year-end consisted of the following:

(In thousands)	2006	2005
Funded status	$(2,203)	$(98)
Unrecognized actuarial loss	36,244	43,406
Unrecognized prior service cost	0	(323)
Prepaid benefit cost	$34,041	$42,985

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, the Company recorded a pretax minimum pension liability of $36.2 million ($22.5 million after tax) through other comprehensive income at December 31, 2006.

In accordance with the transition disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an amendment of FASB Statements No. 87, 88, 106, and 132R”, the Company has determined that the incremental effect of applying SFAS No. 158 at December 31, 2006 was to reduce both the prepaid pension asset and the long-term pension liability by $34.0 million. The prepaid pension asset was included in other assets and the long-term pension liability is classified in other long-term liabilities on the Consolidated Balance Sheet.

The amount recognized in Accumulated Other Comprehensive Income consists of:

(In thousands)	2006
Unfunded liability, net of tax of $833	$(1,370)
Prepaid benefit cost, net of tax of $12,865	(21,176)
Accumulated other comprehensive income (expense), net of tax	$(22,546)

Other comprehensive income for each of the last three years included the following income (expense), net of tax:

(In thousands)	2006	2005	2004
Pension liability	$(21,450)	$(183)	$105

Net periodic pension cost (credit) for each of the last three years consisted of the following:

(In thousands)	2006	2005	2004
Service cost	$6,034	$5,570	$5,002
Interest cost	5,767	5,639	5,067
Expected return on plan assets	(8,004)	(7,755)	(7,156)
Amortization of prior service cost	(438)	(1,067)	(1,067)
Amortization of net loss	3,598	3,119	2,438
Settlements	4,111	0	0
Curtailments	115	0	0
Net periodic pension cost	$11,183	$5,506	$4,284

In 2007, assuming the Plans are not terminated (see below), the Company expects to recognize amortization of unrecognized actuarial gains/losses of approximately $2.7 million.

Assumptions

Weighted-average assumptions used to determine benefit obligations at each of the last three years:

	2006	2005	2004
Discount rate	5.30%	5.50%	6.00%
Rate of compensation increase	N/A(1)	age-graded scale	age-graded scale
(1)	This assumption is no longer applicable based upon the Company’s decision to freeze the Plans.

Weighted-average assumptions used to determine net periodic benefit cost at each of the last three years:

	2006	2005	2004
Discount rate	5.50%	6.00%	6.00%
Expected long-term return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	age-graded scale	age-graded scale	age-graded scale

The Plans’ measurement date was December 31st for each respective year.

The discount rates used above are determined using various market indicators and reflect the available cost in the marketplace of settling all pension obligations. The 5.3% discount rate was selected based upon annuity purchase rates. Based upon the decision to freeze and subsequently terminate the Plans, the Company determined that long-term bond rates previously used were no longer commensurate with the expected cash flows of the Plans. Annuity purchase rates are more indicative of the expected return through the duration of the Plans.

Historically, the return on plan assets was determined using the Company’s investment mix between debt and equity securities, which had remained relatively constant year over year, and anticipated capital market returns.

Plans’ assets

The Plans’ assets are comprised primarily of money market funds, which are considered a cash equivalent. The Plans’ weighted-average asset allocations at December 31, 2006 and January 1, 2006, by asset category are as follows:

Plans’ Assets	2006	2005
Equity securities	0%	57%
Debt securities	0%	39%
Cash and cash equivalents	100%	4%
	100%	100%

According to the Plans’ investment policy, the Plans may only invest in debt and equity securities and cash and cash equivalents. In the fourth quarter of 2006, the Company moved all of the Plans’ assets from debt and equity securities to money market funds in order to reduce investment risk and preserve the value of the assets in anticipation of the liquidation of the Plans.

Other retirement plans

The Company has a domestic profit sharing and savings plan. This plan covers certain qualified employees as defined in the applicable plan document. Effective January 1, 2001, the profit sharing and savings plan includes employer participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company matches between 1% and 4% of employee contributions depending on the employee’s contribution percentage. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. The Company’s matching 401(k) contributions totaled $9.2 million for 2006, $8.6 million for 2005 and $8.8 million for 2004.

The Company also provided for other profit sharing and supplemental retirement benefits under other defined contribution plans in the amounts of approximately $3 million, $5 million and $5 million for 2006, 2005 and 2004, respectively.

Cash flows

The Company makes contributions to the Plans in amounts sufficient, on an actuarial basis, to fund at a minimum, the Plans’ normal cost on a current basis, and to fund the actuarial liability for past service costs in accordance with Department of Treasury Regulations. The Company may make contributions of up to $10 million to its pension plans in 2007 unless approval to terminate the Plans is received, in which case the Company may be required to make additional contributions to the Plans of up to $25 million in order to make required distributions to settle plan participant account balances. When the Plans are terminated, the Company would expect to recognize pretax settlement charges of $34 million to $60 million.

Assuming the Plans are not terminated, estimated benefit payments for the next 10 years, which reflect expected future service, as appropriate, are shown below. These estimates are based on historical experience and are highly dependent on certain assumptions such as future pension asset performance and the timing of employees leaving the Company or retiring and are subject to change. If a favorable determination letter is received from the IRS, the Company expects to fully settle plan participant accounts within 120 days of receiving such letter.

(In thousands)	Estimated benefit payments
2007	$7,382
2008	8,323
2009	9,349
2010	8,456
2011	9,554
Years 2012 to 2016	54,352

NOTE 14 ADVERTISING	COSTS AND FUNDS

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Wendy’s U.S. and Wendy’s of Canada. In accordance with SFAS No. 45, “Accounting for Franchisee Fee Revenue”, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s Consolidated Statements of Income or Consolidated Statements of Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts as an, in substance, agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The current restricted assets and related restricted liabilities are identified on the Company’s Consolidated Balance Sheets. In addition, the Wendy’s U.S. advertising fund has debt which is classified in current liabilities on the December 31, 2006 Consolidated Balance Sheet (see also Note 3 to the Consolidated Financial Statements).

Contributions to the advertising funds are required to be made from both company operated and franchise restaurants and are based on a percent of restaurant retail sales. In addition to the contributions to the various advertising funds, Company and franchise restaurants make additional contributions for local and regional advertising programs.

The following table summarizes the contribution rates, as a percent of restaurant retail sales, to the advertising funds for franchise and company operated units as of the end of the fiscal years 2006, 2005 and 2004:

Contribution Rate
Wendy’s U.S.	3.00%
Wendy’s Canada(1)	2.75%
(1)	Excluding Quebec, where all advertising is done locally.

Company contributions to the two advertising funds totaled $85.8 million, $60.5 million and $62.4 million in 2006, 2005 and 2004, respectively. The 2006 contributions included a $25.0 million contribution to Wendy’s U.S. advertising fund made by the Company. The total amount spent by the two advertising funds in 2006, 2005 and 2004 amounted to $281.3 million, $278.0 million and $263.8 million, respectively.

Total advertising expense of the Company, net of reimbursements for incremental costs incurred by the Company on behalf of the advertising funds, and including amounts contributed to all of the advertising funds, local advertising costs and other marketing and advertising expenses, amounted to $134.1 million, $99.5 million and $101.3 million in 2006, 2005 and 2004, respectively.

NOTE 15 SEGMENT	REPORTING

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. In 2006, as a result of the spin-off of THI, sale of Baja Fresh and future sale of Cafe Express, the results of the previously disclosed Hortons and Developing Brands segments are included in discontinued operations (see Note 10 to the Consolidated Financial Statements) and are therefore no longer included as reportable segments of the Company. The Company has determined that the Wendy’s brand is the Company’s only remaining reportable segment.

Revenues and long-lived asset information by geographic area follows:

(In thousands)	U.S.	Canada	Other International	Total
2006
Revenues	$2,196,949	$226,502	$15,826	$2,439,277
Long-lived assets	1,170,609	54,329	1,390	1,226,328
2005
Revenues	$2,223,030	$218,091	$14,297	$2,455,418
Long-lived assets	1,199,957	147,080	1,437	1,348,474
2004
Revenues	$2,284,772	$203,572	$13,814	$2,502,158

Revenues consisted of the following:

(In thousands)	2006	2005	2004
Sales:
Sales from company operated restaurants	$2,058,454	$2,046,592	$2,096,734
Product sales to franchisees	96,153	91,773	97,297
	$2,154,607	$2,138,365	$2,194,031
Franchise revenues:
Rents and royalties	281,072	291,179	298,230
Franchise fees	1,208	4,449	4,285
Net gains on sales of properties to franchisees	2,390	21,425	5,612
	284,670	317,053	308,127
Total revenues	$2,439,277	$2,455,418	$2,502,158

NOTE 16 RECENTLY	ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R)”. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires the measurement of the funded status of a plan as of the date of the year-end consolidated balance sheet and disclosure in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. This statement is effective for fiscal years ending after December 15, 2006. As a result of SFAS No. 158, the Company reduced both the prepaid pension asset and the long-term pension liability by $34.0 million.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2006. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the SEC issued SAB No. 108 expressing the staff’s views regarding the process of quantifying financial statement misstatements. The staff believes that in making materiality evaluations of correcting a financial statement misstatement, management should quantify the carryover and reversing effects of prior year misstatements on the current year financial statements. The cumulative effect of the initial application, if any, should be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year and the offsetting adjustment to the opening balance of retained earnings. This SAB is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. Upon adoption, management estimates that there will not be a significant adjustment to retained earnings for a change in reserves for uncertain tax positions and is in the process of finalizing its analysis.

NOTE 17 SUBSEQUENT	EVENT

On February 20, 2007, the Company announced it had entered into an ASR transaction with a broker-dealer to purchase up to $300 million of its common shares. The common shares purchased will be placed into treasury to be used for general corporate purposes. The number of shares that the Company may repurchase pursuant to the ASR will not be known until conclusion of the transaction, which is expected to occur during the Company’s first quarter; however, the Company expects to repurchase up to approximately 9 million shares. The price per share to be paid by the Company will be determined by reference to the weighted average price per share actually paid by the broker-dealer to purchase shares during a hedge period expected to be approximately one month, subject to a cap and a floor. The ASR agreement includes the option to settle the contract in cash or shares of the Company’s common stock and, accordingly, the contract will be classified in equity.

NOTE 18 QUARTERLY	FINANCIAL DATA (UNAUDITED)

Quarter (In thousands, except per share data) (1)	First		Second		Third		Fourth
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues(2)	$578,678	$603,705	$634,113	$631,613	$630,108	$617,233	$596,378	$602,867
Gross profit(3)	48,117	83,975	94,759	93,829	89,268	92,416	83,213	92,281
Income (loss) from continuing operations (4)	(5,897)	13,539	9,302	22,075	23,692	20,434	9,949	29,047
Income (loss) from discontinued operations (5)	57,129	37,717	(38,417)	48,685	45,476	51,654	(6,922)	916
Net income (loss)	51,232	51,256	(29,115)	70,760	69,168	72,088	3,027	29,963

Basic earnings (loss) per common share:
Basic earnings (loss) per common share from continuing operations (4)	$(0.05)	$0.12	$0.08	$0.19	$0.20	$0.18	$0.09	$0.25
Basic earnings (loss) per common share from discontinued operations (5)	0.50	0.33	(0.33)	0.43	0.39	0.44	(0.06)	0.01
Basic earnings (loss) per common share	$0.45	$0.45	$(0.25)	$0.62	$0.59	$0.62	$0.03	$0.26

Diluted earnings (loss) per common share:
Diluted earnings (loss) per common share from continuing operations (4) (6)	$(0.05)	$0.12	$0.08	$0.19	$0.20	$0.17	$0.09	$0.24
Diluted earnings (loss) per common share from discontinued operations (5)	0.50	0.33	(0.33)	0.42	0.38	0.44	(0.06)	0.01
Diluted earnings (loss) per common share	$0.45	$0.45	$(0.25)	$0.61	$0.58	$0.61	$0.03	$0.25
(1)	Results of operations of THI, Baja Fresh and Cafe Express are reflected as discontinued operations for all periods presented (See Notes 1 and 10).
(2)	During 2006, the Company revised its presentation of the sale of kids’ meal toys to reflect the sales on a gross versus net basis under the provisions of Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The revised presentation had no impact on operating income or net income. Amounts related to the prior years were not material, but were revised for purposes of comparability. The revisions increased sales and cost of sales $14.2 million, $15.5 million, $14.7 million and $15.0 million, in the first, second, third and fourth quarters of 2006, respectively. The revisions increased sales and cost of sales $14.8 million, $16.5 million, $16.4 million and $13.9 million in the first, second, third and fourth quarters of 2005, respectively.
(3)	Total revenues less cost of sales, company operated restaurant operating costs, operating costs and depreciation of property and equipment.
(4)	The fourth quarter of 2006 includes pretax store closing costs of $16.7 million ($10.4 million after tax) and pretax restructuring charges of $7.9 million ($4.9 million after tax). The fourth quarter of 2005 includes pretax store closing costs of $22.5 million ($13.9 million after tax).
(5)	The fourth quarter of 2006 includes pretax fixed asset and intangible assets impairment charges of $4.0 million ($2.4 million after tax) related to Cafe Express. The fourth quarter of 2005 includes pretax goodwill impairment charges of $36.1 million ($22.4 million after tax) related to THI and Cafe Express and pretax store closing costs of $27.3 million ($16.9 million after tax) related to THI, Baja Fresh and Cafe Express.
(6)	Due to the loss from continuing operations in the first quarter of 2006, basic shares are used for earnings per share calculations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b) In Item 8 above, management provided a report on internal control over financial reporting, in which management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. In addition, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, provided an attestation report on management’s assessment of internal control over financial reporting. The full text of management’s report and PricewaterhouseCooper’s attestation report appear at pages 38 through 40 herein.

(c) No change was made in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Items 10, 11, 12, and 13.    Directors and Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters; and Certain Relationships and Related Transactions, and Director Independence

The information required by these Items, other than the information set forth below, is incorporated herein by reference from the Company’s 2007 Proxy Statement, which will be filed no later than 120 days after December 31, 2006. However, no information set forth in the 2007 Proxy Statement regarding the Audit Committee Report or the performance graph shall be deemed incorporated by reference into this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with Company	Officer Since
Kerrii B. Anderson	49	Chief Executive Officer and President	2000
David J. Near	37	Chief Operations Officer	2006
Jonathan F. Catherwood	45	Executive Vice President and Treasurer	2001
Jeffrey M. Cava	55	Executive Vice President	2003
Leon M. McCorkle, Jr.	66	Executive Vice President, General Counsel and Secretary	1998
Ian B. Rowden	47	Executive Vice President and Chief Marketing Officer	2004
Brendan P. Foley, Jr.	47	Senior Vice President, General Controller and Assistant Secretary	2004

No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer, except in the event of a change in control of the Company, as provided in the Company’s Key Executive Agreements. The executive officers of the Company are appointed by the Board of Directors.

Mrs. Anderson joined the Company in 2000 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mrs. Anderson had held the titles of Senior Vice President and Chief Financial Officer of M/I Schottenstein Homes, Inc. since 1987. She was also Secretary of M/I Schottenstein Homes, Inc. from 1987 to 1994 and Assistant Secretary from 1994 until she joined the Company. She was named interim Chief Executive Officer and President on April 17, 2006 and Chief Executive Officer and President on November 9, 2006.

Mr. Near joined the Company in 2006 as Chief Operations Officer. He has been a co-owner of Pisces Foods, L.P. since 1995. Pisces Foods is a franchisee of 29 Wendy’s restaurants in Austin, Texas. Upon joining the Company, Mr. Near relinquished the management functions of Pisces Foods to his brother, but remained a co-owner of the franchised company. He also served as president of Wendy’s Franchise Advisory Council for two years prior to assuming his current position.

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

Mr. Rowden joined the Company in 2004 as Executive Vice President and Chief Marketing Officer. Prior to joining the Company, Mr. Rowden held the titles of Executive Vice President and Chief Marketing Officer at Callaway Golf from 2000 until 2004. He also served as Vice President and Director of Worldwide Advertising at The Coca-Cola Company from 1995 until 2000.

Mr. Foley joined the Company in 2003 as a director of corporate accounting, and was promoted a year later to Vice President of Technical Compliance and Consolidations. He was named to his current position in 2006. Prior to joining the Company, Mr. Foley was with Borden Foods for 12 years, last serving as Vice President and Assistant General Controller.

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

The information required by this Item is incorporated herein by reference to the information under the headings “Audit Committee” and “Audit and Other Service Fees” in the Company’s 2007 Proxy Statement, which will be filed no later than 120 days after December 31, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) and (2)—The following Consolidated Financial Statements of Wendy’s International, Inc. and Subsidiaries, included in Item 8 herein.

Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income—Years ended December 31, 2006, January 1, 2006 and January 2, 2005.

Consolidated Balance Sheets—December 31, 2006 and January 1, 2006.

Consolidated Statements of Cash Flows—Years ended December 31, 2006, January 1, 2006 and January 2, 2005.

Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2006, January 1, 2006 and January 2, 2005.

Consolidated Statements of Comprehensive Income—Years ended December 31, 2006, January 1, 2006 and January 2, 2005.

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

First Amendment to Deferred Compensation Plan.

Second Amendment to Deferred Compensation Plan.

Third Amendment to Deferred Compensation Plan.

Fourth Amendment to Deferred Compensation Plan.

Senior Executive Annual Performance Plan.

Executive Annual Performance Plan, as amended.

Supplemental Executive Retirement Plan.

First Amendment to Supplemental Executive Retirement Plan.

Supplemental Executive Retirement Plan No. 2.

1990 Stock Option Plan, as amended.

WeShare Stock Option Plan, as amended.

2003 Stock Incentive Plan, as amended and restated.

Sample Restricted Stock Award Agreement.

Sample Formula Restricted Stock Award Agreement.

Sample Formula Restricted Stock Unit Award Agreement.

Sample Stock Unit Award Agreement (ratable vesting).

Sample Stock Unit Award Agreement (cliff vesting).

Sample 2006 Performance Share Award Agreement.

Sample Indemnification Agreement between the Company and each of Messrs. Keller, Kirwan, Lauer, Levin, Lewis, Millar, Oran, Pickett, Rothschild, Thompson and Mses. Anderson, Crane and Hill.

Sample Indemnification Agreement for officers and employees of the Company and its subsidiaries.

Sample Restated Key Executive Agreement between the Company and Messrs. Catherwood, Cava, Foley, McCorkle, Near, Rowden and Mrs. Anderson.

Agreement with David Near.

Form of Retention letter entered into with Messrs. Catherwood and Cava.

Interim CEO Retention Agreement with Kerrii B. Anderson (now superseded).

Employment Agreement with Kerrii B. Anderson.

(b)	Exhibits filed with this report are listed in the Index to Exhibits beginning on page 87.

(c)	The following Consolidated Financial Statement Schedule of Wendy’s International, Inc. and Subsidiaries is included in Item 15(c): II—Valuation and Qualifying Accounts.

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

WENDY’S INTERNATIONAL, INC.
By:	/S/ KERRII B. ANDERSON	3/1/07

Kerrii B. Anderson Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ KERRII B. ANDERSON	3/1/07	/S/ BRENDAN P. FOLEY JR.	3/1/07
Kerrii B. Anderson, Chief Executive Officer and President, Director		Brendan P. Foley, Jr., Senior Vice President, General Controller and Assistant Secretary

/S/ ANN B. CRANE*	3/1/07	/S/ JANET HILL*	3/1/07
Ann B. Crane, Director		Janet Hill, Director

/S/ THOMAS F. KELLER*	3/1/07	/S/ WILLIAM E. KIRWAN*	3/1/07
Thomas F. Keller, Director		William E. Kirwan, Director

/S/ DAVID P. LAUER*	3/1/07	/S/ JERRY W. LEVIN*	3/1/07
David P. Lauer, Director		Jerry W. Levin, Director

/S/ J. RANDOLPH LEWIS*	3/1/07	/S/ JAMES F. MILLAR*	3/1/07
J. Randolph Lewis, Director		James F. Millar, Director

/S/ STUART I. ORAN*	3/1/07	/S/ JAMES V. PICKETT*	3/1/07
Stuart I. Oran, Director		James V. Pickett, Chairman of the Board

/S/ PETER H. ROTHSCHILD*	3/1/07	/S/ JOHN R. THOMPSON*	3/1/07
Peter H. Rothschild, Director		John R. Thompson, Director

*By:	/S/ KERRII B. ANDERSON	3/1/07

Kerrii B. Anderson, Attorney-in-Fact

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)*

Classification	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) (a)	Balance at End of Year
Fiscal year ended December 31, 2006:
Reserve for royalty receivables	$3,143	$364	$(371)	$3,136
Deferred tax asset valuation allowance	0	81,000	0	81,000
Reserve for franchise receivables	5,797	1,897	(911)	6,783

	$8,940	$83,261	$(1,282)	$90,919

Fiscal year ended January 1, 2006:
Reserve for royalty receivables	$2,880	$370	$(107)	$3,143
Deferred tax asset valuation allowance	0	0	0	0
Reserve for franchise receivables	3,882	2,440	(525)	5,797

	$6,762	$2,810	$(632)	$8,940

Fiscal year ended January 2, 2005:
Reserve for royalty receivables	$2,814	$272	$(206)	$2,880
Deferred tax asset valuation allowance	0	0	0	0
Reserve for franchise receivables	2,132	2,177	(427)	3,882

	$4,946	$2,449	$(633)	$6,762

*	Amounts represent continuing operations only.
(a)	Primarily represents reserves written off or reversed due to the resolution of certain franchise situations.

Year-end balances are reflected in the Consolidated Balance Sheet as follows:

	December 31, 2006	January 1, 2006	January 2, 2005
Deducted from accounts receivable	$4,756	$4,978	$5,171
Deducted from notes receivable—current	1,673	836	331
Deducted from notes receivable—long-term	3,490	3,126	1,260
Component of deferred tax liability—long-term	81,000	0	0

	$90,919	$8,940	$6,762

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where found

3(a)	Articles of Incorporation, as amended to date	Incorporated herein by reference from Exhibit 3(a) of Form 10-K for the year ended January 3, 1999.

(b)	New Regulations, as amended	Incorporated herein by reference from Exhibit 3 of Form 10-Q for the quarter ended March 31, 2002.

*4(a)	Indenture between the Company and Bank One, National Association, pertaining to 6.25% Senior Notes due November 15, 2011 and 6.20% Senior Notes due June 15, 2014	Incorporated herein by reference from Exhibit 4(i) of Form 10-K for the year ended December 30, 2001.

(b)	Amended and Restated Rights Agreement between the Company and American Stock Transfer and Trust Company	Incorporated herein by reference from Exhibit 1 of Amendment No. 2 to Form 8-A/A Registration Statement, File No. 1-8116, filed on December 8, 1997.

(c)	Amendment No. 1 to the Amended and Restated Rights Agreement between the Company and American Stock Transfer and Trust Company	Incorporated herein by reference from Exhibit 2 of Amendment No. 3 to Form 8-A/A Registration Statement, File No. 1-8116, filed on January 26, 2001.

(d)	Wendy’s International, Inc. Deferred Compensation Plan	Incorporated herein by reference from Exhibit 4(d) of Form S-8, File No. 333-109952, filed on October 24, 2003.

(e)	First Amendment to Wendy’s International, Inc. Deferred Compensation Plan	Incorporated herein by reference from Exhibit 4(e) of Form 10-K for the year ended December 28, 2003.

(f)	Second Amendment to Wendy’s International, Inc. Deferred Compensation Plan	Incorporated herein by reference from Exhibit 4 of Form 10-Q for the quarter ended September 26, 2004.

(g)	Third Amendment to Wendy’s International, Inc. Deferred Compensation Plan	Incorporated herein by reference from Exhibit 4 of Form 8-K filed March 10, 2005.

(h)	Fourth Amendment to Wendy’s International, Inc. Deferred Compensation Plan	Incorporated herein by reference from Exhibit 4 of Form 8-K filed December 20, 2005.

(i)	Notice Requirement Relating to the 2007 Annual Meeting of Shareholders	Attached hereto.

10(a)	Sample Restated Key Executive Agreement between the Company and Messrs. Catherwood, Cava, Foley, McCorkle, Near, Rowden, and Mrs. Anderson	Incorporated herein by reference from Exhibit 10(a) of Form 10-K for the year ended January 3, 1999.

*	Neither the Company nor its subsidiaries are party to any other instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.

(b)	Assignment of Rights Agreement between the Company and Mr. Thomas	Incorporated herein by reference from Exhibit 10(c) of Form 10-K for the year ended December 31, 2000.

(c)	Senior Executive Annual Performance Plan	Incorporated herein by reference from Annex B to the Company’s Definitive 2002 Proxy Statement, dated March 5, 2002.

(d)	Executive Annual Performance Plan, as amended	Attached hereto.

(e)	Supplemental Executive Retirement Plan	Incorporated herein by reference from Exhibit 10(f) of Form 10-K for the year ended December 29, 2002.

(f)	First Amendment to Supplemental Executive Retirement Plan	Attached hereto.

(g)	Supplemental Executive Retirement Plan No. 2	Attached hereto.

(h)	1990 Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(c) of Form 10-Q for the quarter ended October 1, 2006.

(i)	WeShare Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(l) of Form 10-K for the year ended December 28, 2003.

(j)	Sample Indemnification Agreement between the Company and each of Messrs. Keller, Kirwan, Lauer, Levin, Lewis, Millar, Oran, Pickett, Rothschild, Thompson and Mses. Anderson, Crane and Hill	Incorporated herein by reference from Exhibit 10 of Form 10-Q for the quarter ended June 29, 2003.

(k)	2003 Stock Incentive Plan, as amended and restated	Incorporated herein by reference from Exhibit 10(f) of Form 10-Q for the quarter ended April 2, 2006.

(l)	Sample Restricted Stock Award Agreement	Incorporated herein by reference from Exhibit 10(p) of Form 10-K for the year ended January 2, 2005.

(m)	Sample Formula Restricted Stock Award Agreement	Incorporated herein by reference from Exhibit 10(b) of Form 10-Q for the quarter ended April 2, 2006.

(n)	Sample Formula Restricted Stock Unit Award Agreement	Incorporated herein by reference from Exhibit 10(c) of Form 10-Q for the quarter ended April 2, 2006.

(o)	Sample Stock Unit Award Agreement (ratable vesting)	Incorporated herein by reference from Exhibit 10(d) of Form 10-Q for the quarter ended April 2, 2006.

(p)	Sample 2006 Performance Share Award Agreement	Incorporated herein by reference from Exhibit 10(e) of Form 10-Q for the quarter ended April 2, 2006.

(q)	Sample Stock Unit Award Agreement (cliff vesting)	Attached hereto.

(r)	Sample Indemnification Agreement for officers and employees of the Company and its subsidiaries	Incorporated herein by reference from Exhibit 10 of Form 8-K filed July 12, 2005.

(s)	Agreement Among the Company, Trian Fund Management, L.P. and Certain Affiliates and Sandell Asset Management Corp. and Certain Affiliates dated March 2, 2006	Incorporated herein by reference from Exhibit 10(v) of Form 10-K for the year ended January 1, 2006.

(t)	Retirement Agreement of John T. Schuessler	Incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended April 2, 2006.

(u)	Interim CEO Retention Agreement with Kerrii B. Anderson (now superseded by Exhibit 10(z) )	Incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended October 1, 2006.

(v)	Agreement with David Near	Incorporated herein by reference from Exhibit 10(d) of Form 10-Q for the quarter ended October 1, 2006.

(w)	Settlement Agreement and Release with John M. Deane	Incorporated herein by reference from Exhibit 10 of Form 8-K filed June 6, 2006.

(x)	Form of Retention Letter entered into with Messrs. Catherwood and Cava	Incorporated herein by reference from Exhibit 10 of Form 8-K filed June 12, 2006.

(y)	Stock Purchase Agreement related to Baja Fresh Mexican Grill	Attached hereto.

(z)	Employment Agreement with Kerrii B. Anderson	Attached hereto.

21	Subsidiaries of the Registrant	Attached hereto.

23	Consent of PricewaterhouseCoopers LLP	Attached hereto.

24	Powers of Attorney	Attached hereto.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Attached hereto.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of General Controller	Attached hereto.

32(a)	Section 1350 Certification of Chief Executive Officer	Attached hereto.

32(b)	Section 1350 Certification of General Controller	Attached hereto.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995	Attached hereto.