Form 10-Q
period 2007-04-01
WENDYS INTERNATIONAL INC
filed 2007-05-10
CIK 105668

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007
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
Large Accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2007

Common shares, $.10 stated value	87,253,000 shares
Exhibit index on page 27.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

Pages
PART I: Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Condensed Statements of Income for the quarters ended April 1, 2007 and April 2, 2006	3

Consolidated Condensed Balance Sheets as of April 1, 2007 and December 31, 2006	4-5

Consolidated Condensed Statements of Cash Flows for the quarters ended April 1, 2007 and April 2, 2006	6

Notes to the Consolidated Condensed Financial Statements	7-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23

PART II: Other Information

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 4. Submission of Matters to a Vote of Security Holders	24-25

Item 6. Exhibits	25

Signature	26

Index to Exhibits	27

Exhibit 10	28-43
Exhibit 31(a)	44
Exhibit 31(b)	45
Exhibit 32(a)	46
Exhibit 32(b)	47
Exhibit 99	48-49
EX-10
EX-31(A)
EX-31(B)
EX-32(A)
EX-32(B)
EX-99

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	(In thousands, except per share data)
	Quarter Ended	Quarter Ended
	April 1, 2007	April 2, 2006
Revenues
Sales	$522,944	$513,435
Franchise revenues	67,220	65,243

	590,164	578,678

Costs and expenses
Cost of sales	324,061	329,724
Company restaurant operating costs	152,388	149,917
Operating costs	3,935	19,811
Depreciation of property and equipment	28,052	31,109
General and administrative expenses	50,822	55,297
Other (income) expense, net	2,349	(6,602)

Total costs and expenses	561,607	579,256

Operating income (loss)	28,557	(578)
Interest expense	(12,207)	(9,033)
Interest income	5,416	2,033

Income (loss) from continuing operations before income taxes	21,766	(7,578)
Income tax expense (benefit)	7,285	(1,681)

Income (loss) from continuing operations	14,481	(5,897)
Income from discontinued operations	206	57,129

Net income	$14,687	$51,232

Basic earnings (loss) per common share from continuing operations	$.15	$ .(05)

Diluted earnings (loss) per common share from continuing operations	$.15	$(.05)

Basic earnings per common share from discontinued operations	$.00	$.50

Diluted earnings per common share from discontinued operations	$.00	$.50

Basic earnings per common share	$.15	$.45

Diluted earnings per common share	$.15	$.45

Dividends declared and paid per common share	$.085	$.17

Basic shares	94,605	114,722

Diluted shares	95,706	116,397

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	(Dollars in thousands)
	April 1, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$196,149	$457,614
Accounts receivable, net	74,265	84,841
Deferred income taxes	25,167	29,651
Inventories and other	28,848	30,252
Advertising fund restricted assets	53,006	36,207
Assets held for disposition	12,034	15,455
Current assets of discontinued operations	3,879	2,712

	393,348	656,732

Property and equipment	2,039,836	2,024,715
Accumulated depreciation	(814,888)	(798,387)

	1,224,948	1,226,328

Goodwill	85,384	85,353
Deferred income taxes	4,552	4,316
Intangible assets, net	3,454	3,855
Other assets	86,178	82,738
Non current assets of discontinued operations	1,075	1,025

	$1,798,939	$2,060,347

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	(Dollars in thousands)
	April 1, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$82,743	$93,465
Accrued expenses:
Salaries and wages	31,378	47,329
Taxes	24,198	46,138
Insurance	58,232	57,353
Other	55,380	32,199
Advertising fund restricted liabilities	53,006	28,568
Current portion of long-term obligations	89,206	87,396
Current liabilities of discontinued operations	1,590	2,218

	395,733	394,666

Long-term obligations
Term debt	521,296	537,139
Capital leases	19,017	18,963

	540,313	556,102

Deferred income taxes	30,123	30,220
Other long-term liabilities	87,746	66,163
Non current liabilities of discontinued operations	1,445	1,519
Commitments and contingencies

Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share,
Authorized: 200,000,000 shares,
Issued: 129,730,000 and 129,548,000 shares, respectively	12,973	12,955
Capital in excess of stated value	1,095,963	1,089,825
Retained earnings	1,247,955	1,241,489
Accumulated other comprehensive income (loss):
Cumulative translation adjustments and other	10,146	9,100
Pension liability	(21,776)	(22,546)

	2,345,261	2,330,823

Treasury stock at cost:
42,844,000 and 33,844,000 shares, respectively	(1,601,682)	(1,319,146)

	743,579	1,011,677

	$1,798,939	$2,060,347

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	(In thousands)
	Quarter Ended	Quarter Ended
	April 1, 2007	April 2, 2006
Net cash provided by (used in) operating activities from continuing operations	$55,120	$(15,941)
Net cash provided by (used in) operating activities from discontinued operations	(204)	(9,670)

Net cash provided by (used in) operating activities	54,916	(25,611)

Cash flows from investing activities
Proceeds from property dispositions	5,228	37,716
Capital expenditures	(23,972)	(41,125)
Other investing activities	(738)	(1,608)

Net cash used in investing activities from continuing operations	(19,482)	(5,017)
Net cash used in investing activities from discontinued operations	(55)	(34,178)

Net cash used in investing activities	(19,537)	(39,195)

Cash flows from financing activities
Proceeds from issuance of debt, net of issuance costs	0	34,996
Excess stock-based compensation tax benefits	734	11,098
Proceeds from employee stock options exercised	2,572	48,741
Repurchase of common stock	(282,524)	(220,063)
Principal payments on debt obligations	(8,348)	(35,635)
Dividends paid on common shares	(8,136)	(19,744)

Net cash used in financing activities from continuing operations	(295,702)	(180,607)
Net cash provided by financing activities from discontinued operations	0	1,159,947

Net cash provided by (used in) financing activities	(295,702)	979,340

Effect of exchange rate changes on cash from continuing operations	82	(21)
Effect of exchange rate changes on cash from discontinued operations	0	(328)

Net increase (decrease) in cash and cash equivalents	(260,241)	914,185

Cash and cash equivalents at beginning of period	457,614	230,560
Add: Cash and cash equivalents of discontinued operations at beginning of period	2,273	162,681
Net (decrease) increase in cash and cash equivalents	(260,241)	914,185
Less: Cash and cash equivalents of discontinued operations at end of period	(3,497)	(839,887)

Cash and cash equivalents at end of period	$196,149	$467,539

Supplemental disclosures:
Interest paid from continuing operations	$508	$708
Interest paid from discontinued operations	0	5,869
Income taxes (refunded) paid	(10,579)	62,615
Capitalized lease obligations incurred from continuing operations	543	1,432
Capitalized lease obligations incurred from discontinued operations	0	982
The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 MANAGEMENT’S STATEMENT
In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary for a fair statement of the condensed financial position of Wendy’s International, Inc. and subsidiaries (the “Company”) as of April 1, 2007 and December 31, 2006, and the condensed results of operations and comprehensive income (see Note 7) for the quarters ended April 1, 2007 and April 2, 2006 and condensed cash flows for the quarters ended April 1, 2007 and April 2, 2006. All of these financial statements are unaudited. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2006 Form 10-K. The December 31, 2006 Consolidated Condensed Balance Sheet was derived from the audited Consolidated Financial Statements contained in the Company’s 2006 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
On September 29, 2006, the Company completed the spin-off of its remaining 82.75% ownership in Tim Hortons Inc. (“THI”), the parent company of the business previously reported as the Hortons segment. Accordingly, the results of operations of THI are reflected as discontinued operations for all periods presented. In addition, on November 28, 2006, the Company completed the sale of Baja Fresh and, accordingly, its results of operations are reflected as discontinued operations for all periods presented. On October 9, 2006, the Company’s Board of Directors approved the future sale of Cafe Express and, accordingly, the results of operations and assets and liabilities of Cafe Express are reflected as discontinued operations for all periods presented (see Note 6). Baja Fresh and Cafe Express were previously reported as the Developing Brands segment.
NOTE 2 NET INCOME PER SHARE
Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options and restricted stock and restricted stock units (together “restricted shares”), when outstanding and dilutive. There were no options excluded from the computation of diluted earnings per common share for the quarters ended April 1, 2007 and April 2, 2006 as they were all dilutive. Due to the loss from continuing operations for the quarter ended April 2, 2006, basic shares are used for both basic and diluted earnings per share calculations.
The computations of basic and diluted earnings per common share are shown below:

(In thousands, except per share data)	Quarter Ended
	April 1, 2007	April 2, 2006
Income (loss) from continuing operations for computation of basic and diluted earnings per common share	$14,481	$(5,897)
Income from discontinued operations for computation of basic and diluted earnings per common share	$206	$57,129

Net income for computation of basic and diluted earnings per common share	$14,687	$51,232

Weighted average shares for computation of basic earnings per common share	94,605	114,722
Effect of dilutive stock options and restricted shares	1,101	1,675

Weighted average shares for computation of diluted earnings per common share	95,706	116,397

Basic earnings (loss) per common share from continuing operations	$.15	$(.05)
Basic earnings per common share from discontinued operations	$.00	$.50

Total basic earnings per common share	$.15	$.45

Diluted earnings (loss) per common share from continuing operations	$.15	$(.05)
Diluted earnings per common share from discontinued operations	$.00	$.50

Total diluted earnings per common share	$.15	$.45

NOTE 3 STOCK-BASED COMPENSATION
The Company recorded the following stock compensation expense:

	Quarter Ended
(In thousands)	April 1, 2007	April 2, 2006
Continuing operations:
Before-tax	$2,720	$604
After-tax	1,692	376

Discontinued operations:
Before-tax	40	1,041
After-tax	25	648

Total:
Before-tax	$2,760	$1,645
After-tax	1,717	1,024
The increase in stock compensation expense recognized in continuing operations in the quarter ending April 1, 2007 compared to the quarter ending April 2, 2006 is primarily attributed to a pretax adjustment of $1.7 million ($1.1 million after tax) to correct cumulative compensation expense recorded in the first quarter of 2006 as well as additional awards granted after the first quarter of 2006. The decrease in stock compensation expense recognized in discontinued operations in the quarter ending April 1, 2007 compared to the quarter ending April 2, 2006 is primarily due to the absence of expense related to THI and Baja Fresh in 2007.
On April 26, 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”), which provides for equity compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance shares, performance units and share awards (collectively, “Awards”) to eligible employees and directors of the Company or its subsidiaries. The 2007 Plan authorizes up to six million common shares for grants of Awards. The common shares offered under the 2007 Plan may be authorized but unissued shares, treasury shares or any combination thereof. The Company intends to use the 2007 Plan to issue annual stock option grants and long-term performance unit awards beginning in 2007. The Company expects that approximately 50% of the value of Awards made in 2007 and subsequent years will be comprised of stock options, with the remaining 50% of the value comprised of performance awards.
NOTE 4 OTHER (INCOME) EXPENSE, NET
The following represents the components of other (income) expense, net on the Consolidated Condensed Statements of Income for each of the periods presented:

	Quarter Ended
(In thousands)	April 1, 2007	April 2, 2006
Restructuring costs	$1,031	$0
Store closure costs	3,821	775
Equity investment income	(2,308)	(152)
Rent revenue	0	(4,283)
Net gain from property dispositions	(473)	(4,077)
Other, net	278	1,135

Other (income) expense, net	$2,349	$(6,602)

Rent revenues for the quarter ended April 2, 2006 represent rent paid by THI to a 50/50 restaurant real estate joint venture between Wendy’s and THI. After the spin-off of THI and in accordance with accounting principles generally accepted in the United States, this joint venture is no longer consolidated in the Company’s financial statements and Wendy’s 50% share of the joint venture income is included in other (income) expense, net as equity investment income for the quarter ended April 1, 2007. See Notes 10 and 11 for discussion of store closure costs and restructuring costs, respectively.
NOTE 5 INCOME TAXES
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.
The Company adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect adjustment to retained earnings required related to the adoption of FIN 48. However, certain amounts have been reclassified in the Consolidated Condensed Balance Sheets in order to comply with the requirements of the statement. The amount of unrecognized tax benefits at January 1, 2007 was approximately $23.1 million, all of which would impact the Company’s effective tax rate, if recognized.
The Internal Revenue Service (“IRS”) is conducting an examination of the Company’s U.S. federal income tax returns for the year 2005 and the 2006 and 2007 years as part of the IRS’s Compliance Assurance Process program. The Company is before the IRS Appeals Division for the years 1998 through 2004 as it relates to a refund claim for the work-opportunity tax credit. The Company is before the U.S. Competent Authority for the years 1999 through 2001 as it relates to transfer pricing on royalties and fees between U.S. and Canada. Amounts related to IRS examinations of federal income tax returns for 2004 and prior years have been settled and paid.
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company has various state income tax returns in the process of examination, administrative appeals or litigation.
The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of January 1, 2007, the Company had approximately $7.1 million of accrued interest and penalties.
There was no material change in the amount of unrecognized tax benefits in the quarter ended April 1, 2007. The Company expects that approximately $1.4 million of its liability for unrecognized tax benefits will be settled in the next 12 months. It is possible that the amount of unrecognized tax benefits could change in the next 12 months; however the Company does not expect the change to have a significant impact on its results of operations or financial position.
The effective income tax rate from continuing operations for the quarter ended April 1, 2007 was 33.5%, compared to 22.2% for the comparative period ended April 2, 2006. Income tax expense for both periods was impacted by several discrete items that reduced the effective rate.
NOTE 6 DISCONTINUED OPERATIONS
THI
On September 29, 2006, the Company completed the distribution of its remaining 82.75% ownership in THI. The distribution took place in the form of a pro rata common stock dividend to Wendy’s shareholders whereby each shareholder received 1.3542759 shares of THI common stock for each share of Wendy’s common stock held.
The table below presents the significant components of THI operating results included in income from discontinued operations for the quarter ended April 2, 2006. THI represented the Hortons segment prior to the spin-off.

Quarter Ended
(In thousands)	April 2, 2006
Revenues	$319,023

Income before income taxes	72,239
Income tax expense	10,725
Minority interest expense	494

Income from discontinued operations, net of tax	$61,020

Income tax expense for THI in the first quarter of 2006 was lowered primarily by $7.0 million due to the release of deferred Canadian withholding taxes and state income taxes on unremitted foreign earnings and $3.8 million due to permanent differences for fair value losses on certain foreign currency contracts that were deductible for tax purposes but not for book purposes.

Developing Brands
On November 28, 2006, the Company completed the sale of Baja Fresh and also in the fourth quarter of 2006, the Company’s Board of Directors approved the future sale of Cafe Express. Both of these businesses historically comprised the Developing Brands segment. Accordingly, the results of operations of Baja Fresh and Cafe Express are reflected as discontinued operations for all periods presented. In addition, the assets and liabilities of Cafe Express were held for sale at April 1, 2007 and December 31, 2006 and are presented as current and non-current assets and liabilities from discontinued operations. The sale of Baja Fresh is subject to certain working capital adjustments which have not yet been finalized. The impact of any such adjustments is not expected to have a material impact on the Company.
The table below presents the significant components of Baja Fresh and Cafe Express operating results included in income from discontinued operations for the quarter ended April 1, 2007 and April 2, 2006.

	Quarter Ended
(In thousands)	April 1, 2007	April 2, 2006

Revenues	$8,350	$48,024

Income (loss) before income taxes	331	(6,280)
Income tax expense (benefit)	125	(2,389)

Income (loss) from discontinued operations, net of tax	$206	$(3,891)

The assets and liabilities of Cafe Express are reflected as discontinued operations in the Consolidated Condensed Balance Sheets as of April 1, 2007 and December 31, 2006 and are comprised of the following:

(In thousands)	April 1, 2007	December 31, 2006

Cash	$3,497	$2,273
Accounts receivable, net	117	124
Inventories and other	265	315

Total current assets	$3,879	$2,712

Property and equipment, net	$408	$350
Intangible assets, net	180	180
Other non-current assets	487	495

Total non-current assets	$1,075	$1,025

Accounts payable	$910	$1,476
Accrued liabilities	680	742

Total current liabilities	$1,590	$2,218

Other non-current liabilities	$1,445	$1,519

Total non-current liabilities	$1,445	$1,519

On February 28, 2007, in accordance with the terms of the partnership agreement, Wendy’s acquired, at no cost, the remaining 30% of equity of Cafe Express. The Company now owns 100% of Cafe Express.

NOTE 7 CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
The components of other comprehensive income and total comprehensive income are shown below:

	Quarter Ended
(In thousands)	April 1, 2007	April 2, 2006
Net income	$14,687	$51,232

Other comprehensive income:
Translation adjustments, net of tax	1,046	(20)
Cash flow hedges:
Net change in fair value of derivatives, net of tax	0	(6,112)
Amounts realized in earnings during the period, net of tax	0	6,801

Total cash flow hedges	0	689

Pension liability (net of tax of $467 for the quarter ended April 1, 2007)	770	0

Total other comprehensive income	1,816	669

Total comprehensive income	$16,503	$51,901

There was a slight strengthening in the Canadian dollar from the beginning of the first quarter of 2007 to the end of the first quarter of 2007 and a slight weakening in the Canadian dollar from the beginning of the first quarter of 2006 to the end of the first quarter of 2006. Offsetting the first quarter 2006 weakening in the Canadian dollar was a $2.3 million gain, net of taxes of $1.3 million, related to the Company’s hedge of certain net investment positions. This gain was included in the first quarter 2006 translation adjustments component of other comprehensive income. At the end of the first quarter 2007, the Canadian exchange rate was $1.15 versus $1.17 at December 31, 2006. At the end of the first quarter 2006, the Canadian exchange rate was $1.17 versus $1.16 at January 1, 2006.
NOTE 8 CASH FLOWS
In order to maintain comparability between periods, intercompany cash flows have been eliminated from the appropriate cash flow lines in the Company’s Consolidated Condensed Statements of Cash Flows. During first quarter 2007, intercompany cash flows included net cash payments of $1.5 million from Wendy’s to Cafe Express for intercompany trade payables and taxes. These payments have been eliminated as a cash outflow from continuing operations’ operating activities and as a cash inflow from discontinued operations’ operating activities, respectively.
During first quarter 2006, intercompany cash flows were comprised of $427.4 million in net cash payments made by THI to Wendy’s for payment of an intercompany note from Wendy’s. The $427.4 million payment has been eliminated as a cash outflow from discontinued operations’ financing activities and as a cash inflow from continuing operations’ financing activities, respectively. Intercompany cash flows also included payments made by THI to Wendy’s totaling $13.4 million in intercompany interest and intercompany trade payables. These payments have been eliminated as a cash outflow from discontinued operations’ operating activities and as a cash inflow from continuing operations’ operating activities, respectively.
Intercompany cash flows for first quarter 2006 also included net cash payments from Wendy’s to Baja Fresh for $2.2 million for intercompany trade payables. These payments have been eliminated as a cash outflow from continuing operations’ operating activities and as a cash inflow from discontinued operations’ operating activities, respectively.
NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents amortizable intangible assets as of April 1, 2007 and December 31, 2006:

	April 1, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Patents and trademarks	$452	$(452)	$0	$452	$(424)	$28
Purchase options	7,500	(6,973)	527	7,500	(6,680)	820
Other	4,958	(2,031)	2,927	4,956	(1,949)	3,007

	$12,910	$(9,456)	$3,454	$12,908	$(9,053)	$3,855

Included in other above is $2.8 million and $2.9 million as of April 1, 2007 and December 31, 2006, respectively, net of accumulated amortization of $2.0 million and $1.9 million, respectively, primarily related to the use of the name and likeness of Dave Thomas, the late founder of Wendy’s.
Total intangibles amortization expense was $0.4 million and $0.3 million for the quarters ended April 1, 2007 and April 2, 2006 respectively. The estimated annual intangibles amortization expense for the years 2008 through 2012 is less than $0.5 million.
Goodwill was $85,384 and $85,353 at April 1, 2007 and December 31, 2006, respectively. The change in goodwill represents translation adjustments on Canadian dollar denominated goodwill.
NOTE 10 FIXED ASSET DISPOSITIONS AND IMPAIRMENTS
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified assets with a net book value of $12.0 million and $15.5 million as assets held for disposition in the Consolidated Condensed Balance Sheets as of April 1, 2007 and December 31, 2006, respectively. The assets are no longer being depreciated and have been classified as held for disposition based on the Company’s intention to sell these assets within the next 12 months. At April 1, 2007, the net book value of assets held for disposition includes $8.5 million of land and $3.5 million of buildings and leasehold improvements.
During the quarter ended April 1, 2007, the Company sold nine sites classified as held for disposition at December 31, 2006, with a net book value of $3.8 million, for a net gain of $1.4 million, of which $1.1 million is classified as other (income) expense, net and $0.3 million is classified in franchise revenues on the Consolidated Condensed Statements of Income. During the first quarter of 2007, one additional site with a net book value of $0.5 million was designated as held for disposition.
During the first quarter of 2007 and 2006, the Company incurred $3.8 million and $0.8 million, respectively, of store closing and asset impairment charges, which are included in other (income) expense, net on the Consolidated Condensed Statements of Income. Store closing costs primarily consist of lease termination costs and equipment write-offs.
NOTE 11 RESTRUCTURING RESERVES
In 2006, the Company accrued restructuring costs related to its voluntary enhanced retirement plan and reduction in force and accrued professional fees and other costs as part of a cost reduction plan. Most of these costs were paid in 2006.
The table below presents a reconciliation of the beginning and ending restructuring liabilities (included in accrued expenses – other) at December 31, 2006 and April 1, 2007, respectively:

	Enhanced	Reduction	Professional
(In thousands)	Retirement	in Force	Fees	Total
Balance at December 31, 2006	$18	$6,498	$141	$6,657
Expensed during the period	0	463	585	1,048
Paid during the period	0	(3,819)	(711)	(4,530)
Adjustments	(18)	998	0	980

Balance at April 1, 2007	$0	$4,140	$15	$4,155

In addition to the restructuring liabilities accrued in 2006, in the first quarter of 2007, the Company accrued an additional $0.5 million of severance costs and $0.6 million of professional fees primarily related to relocation costs and outplacement services. The adjustments in the table above primarily reflect the reclassification of certain severance liabilities from long-term to current liabilities. As of April 1, 2007, all amounts related to this cost reduction plan are classified as current liabilities.
The 2007 restructuring costs are presented in the other (income) expense, net line on the Consolidated Condensed Statements of Income (see also Note 4).
NOTE 12 CHANGES IN SHAREHOLDERS’ EQUITY
In March 2007, 9.0 million common shares were repurchased under an accelerated share repurchase (“ASR”) transaction for an initial value of $282.5 million. The initial price paid as part of the ASR transaction was $31.33 per share plus certain other costs. The repurchased shares are also subject to a future contingent-purchase price adjustment based upon the weighted average price during the period from the repurchase date until settlement, which is expected to occur in the second or third quarter of 2007. The price adjustment is subject to a cap and a floor. The ASR agreement included the option to settle the contract in cash or shares of the Company’s common stock and, accordingly, the contract was treated as an equity transaction. The initial purchase price of $282.5 million was reflected in the treasury stock component of shareholders’ equity in the first quarter of 2007. Any additional amounts paid due to the future contingent-purchase price adjustment will not impact the income statement but will be reflected in the treasury stock component of shareholders’ equity.
NOTE 13 GUARANTEES AND INDEMNIFICATIONS
The Company has guaranteed certain lease and debt payments primarily related to franchisees, amounting to $166.6 million for the continuing Wendy’s business. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for certain leases amounting to $20.8 million. These leases have been assigned to unrelated third parties, who have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $6.5 million in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years.
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
NOTE 14 RETIREMENT PLANS
The Company has two domestic defined benefit plans, the account balance defined benefit pension plan (the “ABP Plan”) and the Crew defined benefit plan (the “Crew Plan”), together referred to as the “Plans”, covering all eligible employees of the Company.
The Crew Plan discontinued employee participation and accruing additional employee benefits in 2001. In February 2006, the Company announced that it would freeze the ABP Plan as of December 31, 2006. Beginning January 1, 2007, no new participants will enter the ABP Plan, although participant account balances will continue to receive interest credits of approximately 6% in 2007 on existing account balances. Company benefits credited to ABP Plan participant accounts which were historically made based on a percentage of participant salary and years of service will no longer be made beginning January 1, 2007. Freezing of the ABP Plan was accounted for as a curtailment in the first quarter of 2006 under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and during the first quarter 2006, the Company recorded a $0.1 million curtailment charge related to service cost unrecognized prior to freezing the ABP Plan. In the fourth quarter of 2006, the Company decided to terminate the Plans. The Company has requested termination determination letters on the Plans from the IRS and approval of the termination by the Pension Benefit Guaranty Corporation. Once approved, the Company intends to distribute individual account balances or purchase annuities to settle the account balances. The Company makes contributions to the Plans in amounts sufficient, on an actuarial basis, to fund at a minimum, the Plans’ normal cost on a current basis, and to fund the actuarial liability for past service costs in accordance with Department of Treasury regulations. The Company may make contributions of up to $10 million to its pension plans in 2007 unless approval to terminate the Plans is received, in which case the Company may be required to make contributions to the Plans of up to $25 million (including the $10 million previously described) in order to make the required distributions to settle plan participant account balances. When the Plans are terminated, the Company would expect to recognize pretax settlement charges of approximately $33 million to $50 million.
Net periodic pension cost (credit) for the Plans for the quarters ended April 1, 2007 and April 2, 2006 consisted of the following:

	Quarter Ended
(In thousands)	April 1, 2007	April 2, 2006
Service cost	$0	$1,550
Interest cost	1,301	1,355
Expected return on plan assets	(1,244)	(2,039)
Amortization of prior service cost	0	(100)
Amortization of net loss	713	940

Net periodic pension cost	$770	$1,706

NOTE 15 REVENUES
Revenues consisted of the following:

	Quarter Ended
(In thousands)	April 1, 2007	April 2, 2006

Sales:
Sales from company operated restaurants	$500,339	$490,940
Product sales to franchisees	22,605	22,495

	522,944	513,435

Franchise revenues:
Rents and royalties	66,534	64,730
Franchise fees	369	180
Net gains on sales of properties to franchisees	317	333

	67,220	65,243

Total revenues	$590,164	$578,678

NOTE 16 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115”. This statement allows entities to measure certain assets and liabilities at fair value, with changes in the fair value recognized in earnings. The statement’s objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
Wendy’s International, Inc. and subsidiaries (the “Company ”) completed the spin-off of Tim Hortons Inc. (“THI ”) on September 29, 2006 and the sale of Baja Fresh on November 28, 2006. During the fourth quarter 2006, the Company also approved the prospective disposition of Cafe Express. Accordingly, the after-tax operating results of THI, Baja Fresh and Cafe Express now appear in the income from discontinued operations line on the income statement.
The Company reported net income of $14.7 million for first quarter 2007 compared to $51.2 million for first quarter 2006. Income from continuing operations was $14.5 million for first quarter 2007 compared to a loss of $5.9 million in first quarter 2006. Reported operating income from continuing operations improved $29.2 million in 2007, from a loss of $0.6 million to income of $28.6 million. The improved operating income results from continuing operations were driven by higher company operated restaurant margins, higher royalty revenues and lower general and administrative expenses. Total company operated restaurant margins increased from 6.0% in the first quarter of 2006 to 8.6% in the first quarter 2007 due to positive average same-store sales, including the impact of the Company’s new market-based pricing approach, and lower costs. Royalties also increased in 2007 due to positive average same-store sales at franchised restaurants. A reduction of $4.5 million in general and administrative expenses in the first quarter 2007 versus 2006 reflected the impact of 2006 cost saving initiatives. Other significant items impacting the operating income comparison between first quarter 2006 and the first quarter 2007 included $15.0 million in 2006 incremental contributions to the Wendy’s National Advertising Program (“ WNAP ”) that did not recur in 2007, partially offset by $3.6 million in higher asset gains in 2006, $3.0 million in higher store closing charges in 2007, higher performance-based bonus accruals of $3.2 million and higher stock compensation expense of $2.1 million.
Average same-store sales results for domestic Wendy’s as a percentage change for the first quarter 2007 versus prior year are listed in the table below and show average same-store sales improved in the first quarter 2007. One of the key indicators in the restaurant industry that management monitors to assess the health of the Company is average same-store sales. Franchisee operations are not included in the Company’s financial statements; however, franchisee sales result in royalties and rental income, which are included in the Company’s franchise revenues.

	Quarter Ended
	April 1, 2007	April 2, 2006
Wendy’s U.S. Company	3.8%	(4.8)%
Wendy’s U.S. Franchise	3.7%	(5.2)%
A summary of systemwide restaurants is included on page 22.
Company Operated Restaurant Margins
The Company’s restaurant margins are computed as sales from company operated restaurants less cost of sales from company operated restaurants and company restaurant operating costs, divided by sales from company operated restaurants. Depreciation is not included in the calculation of company operated restaurant margins. Company operated restaurant margins improved to 8.6% in first quarter 2007 compared to 6.0% in first quarter 2006, primarily reflecting improvements in cost of sales.
Sales
The Company’s sales are comprised of sales from company operated restaurants, sales of kids’ meal toys to franchisees and sales of sandwich buns from the Company’s bun baking facilities to franchisees. Franchisee sales are not included in reported sales. Of total sales, sales from U.S. company operated restaurants comprised approximately 88% in each period presented, while the remainder primarily represented sales from Canadian company operated restaurants.
The $9.5 million increase in sales in 2007 versus 2006 primarily included the impact of positive average same-store sales at company operated restaurants, including the impact of the Company’s new market-based pricing approach, partially offset by 31, or 2.4%, fewer average U.S. company operated restaurants open versus the prior year. Total company operated restaurants open at April 1, 2007 were 1,455 versus 1,468 at April 2, 2006.
The following table summarizes various restaurant statistics for U.S. company operated restaurants for the quarters ended April 1, 2007 and April 2, 2006, respectively:

	Quarter Ended
	April 1, 2007	April 2, 2006
Average same-store sales increase (decrease)	3.8%	(4.8)%
Company operated restaurants open	1,308	1,313
Franchise Revenues
The Company’s franchise revenues include royalty income from franchisees, rental income from properties leased to franchisees, gains from the sales of properties to franchisees and franchise fees. Franchise fees cover charges for various costs and expenses related to establishing a franchisee’s business.
The $2.0 million increase in franchise revenues in 2007 versus 2006 primarily included the impact of positive average same-store sales at U.S. franchised restaurants, partially offset by 29, or 0.6%, fewer average U.S. franchisee stores open versus the prior year. Total franchise restaurants open at April 1, 2007 were 5,203 versus 5,277 at April 2, 2006.
The following table summarizes various restaurant statistics for U.S. franchised restaurants for the quarters ended April 1, 2007 and April 2, 2006, respectively:

	Quarter Ended
	April 1, 2007	April 2, 2006
Average same-store sales increase (decrease)	3.7%	(5.2)%
Franchise restaurants open	4,641	4,704
Cost of Sales
Cost of sales includes food, paper and labor costs for company operated restaurants, and the cost of goods sold to franchisees related to kids’ meal toys and from the Company’s bun baking facilities. Of the total cost of sales, U.S. company operated restaurant cost of sales comprised approximately 88% in each period presented, while the remainder primarily represented Canadian company operated restaurants. Overall, cost of sales as a percent of sales improved 220 basis points in the first quarter 2007, from 64.2% in 2006 to 62.0% in 2007.
U.S. company operated restaurant cost of sales were 60.1% of U.S. company operated restaurant gross sales in 2007, compared with 62.7% in 2006. U.S. food and paper costs were 32.2% of U.S. company operated restaurant gross sales in 2007, compared with 34.0% in 2006. The improvement in 2007 versus 2006 primarily reflects the leverage impact from positive average same-store sales, lower commodity costs, including an approximate 11% decline in beef, a favorable change in product mix toward higher-margin products, and improved food cost management resulting in lower food waste.
U.S. labor costs were 27.9% of U.S. company operated restaurant gross sales in 2007, compared with 28.7% in 2006. The improvement in 2007 versus 2006 primarily reflects the leverage impact from positive average same-store sales and labor cost-saving initiatives, partially offset by an average wage increase of 1.9%.
Company Restaurant Operating Costs
Company restaurant operating costs include costs necessary to manage and operate company restaurants, except cost of sales and depreciation. Of the total company restaurant operating costs, U.S. company stores comprised approximately 90% in each period presented, while the remainder primarily represented Canadian company stores. As a percent of sales, company restaurant operating costs improved to 29.1% in first quarter 2007 from 29.2% in first quarter 2006. The improvement from 2006 primarily reflects the leverage impact from positive average same-store sales, as well as the impact from the 2006 cost savings initiatives. Prior to the spin-off of THI, the Company consolidated its 50/50 Canadian restaurant real estate joint venture with THI. In accordance with accounting principles generally accepted in the United States, at the time of the THI spin-off the Company began accounting for this investment under the equity method of accounting. This resulted in higher rent expense of $1.3 million, or a 0.2% increase as a percent of sales, in 2007 company restaurant operating costs that previously eliminated when the joint venture was consolidated.
Operating Costs
Operating costs include rent expense and other costs related to properties subleased to franchisees, other franchisee related costs and costs related to operating and maintaining the Company’s bun baking facilities.
The $15.9 million decrease in operating costs in 2007 versus 2006 primarily reflects a $15.0 million special contribution to WNAP in 2006 that did not recur in 2007, as well as $1.8 million in rent expense recorded in 2006 related to the Company’s

50/50 Canadian restaurant real estate joint venture with THI. Subsequent to the spin-off of THI, this 50/50 joint venture is no longer consolidated and is instead accounted for under the equity method of accounting. As a result, rent expense incurred by the joint venture of $1.8 million is no longer included in operating costs.
Depreciation of Property and Equipment
The $3.1 million reduction in consolidated depreciation of property and equipment in 2007 versus 2006 includes the absence of depreciation related to the 50/50 Canadian joint venture with THI which was consolidated prior to the spin-off of THI.
General and Administrative Expenses
General and administrative expenses decreased $4.5 million, or 8.1%, to $50.8 million versus 2006. As a percent of revenues, general and administrative expenses were lower in 2007 at 8.6% versus 9.6% in 2006. The dollar and percent decrease in 2007 primarily reflects lower salaries and benefits of $6.3 million, lower consulting and professional fees of $2.9 million, and lower insurance premiums of $1.1 million. These decreases were partially offset by incremental expense in 2007 for performance-based incentive compensation of $3.2 million and incremental stock compensation expense of $2.1 million.
Other (Income) Expense, Net
Other (income) expense, net includes amounts that are not directly related to the Company’s primary business. These include expenses related to store closures, restructuring costs, sales of properties to non-franchisees, joint venture income and reserves for legal issues.
The following is a summary of other (income) expense, net for the periods indicated:

	Quarter Ended
	April 1, 2007	April 2, 2006
Restructuring costs	$1,031	$0
Store closure costs	3,821	775
Equity investment income	(2,308)	(152)
Rent revenue	0	(4,283)
Net gain from property dispositions	(473)	(4,077)
Other, net	278	1,135

Other (income) expense, net	$2,349	$(6,602)

Restructuring costs
In 2006, the Company accrued restructuring costs related to its voluntary enhanced retirement plan, reduction in force and professional fees as part of a cost reduction plan. In addition to the restructuring liabilities accrued in 2006, in the first quarter of 2007 the Company accrued an additional $1.0 million of expense related to severance and professional fees.
Store closure costs
The Company recorded store closure charges of $3.8 million and $0.8 million, in first quarter 2007 and 2006, respectively, including asset impairments and lease termination costs.
Equity investment income
Equity investment income in 2007 includes equity income recorded from the Company’s 50/50 Canadian restaurant real estate joint venture with THI. Prior to the spin-off of THI on September 29, 2006, this joint venture was consolidated.
Rent revenue
Rent revenue in 2006 represents rent paid by THI to the 50/50 Canadian restaurant real estate joint venture between the Company and THI. After the spin-off of THI in September 2006, this joint venture is no longer consolidated in the Company’s financial statements and only the Company’s 50% share of the joint venture income is included in other (income) expense, net, under the equity method of accounting.

Net gain from property dispositions
The $4.1 million net gain from property dispositions in the first quarter 2006 primarily reflects the Company’s sale in first quarter 2006 of properties previously leased to franchisees.
Interest Expense
The $3.2 million increase in interest expense in 2007 versus 2006 primarily reflects interest on debt that was established in the fourth quarter 2006 through the sale of a portion of the Company’s 2007 royalty stream. For further information on this transaction, see the Liquidity and Capital Resources section below.
Interest Income
The $3.4 million increase in interest income in 2007 versus 2006 primarily reflects higher average 2007 cash balances and a higher rate of interest earnings on those balances.
Income Taxes
The effective income tax rate from continuing operations for the quarter ended April 1, 2007 was 33.5%, compared to 22.2% for the comparative period ended April 2, 2006. Income tax expense for both periods was impacted by several discrete items that reduced the effective rate.
Income from Discontinued Operations
The Company completed its spin-off of THI on September 29, 2006 and completed its sale of Baja Fresh on November 28, 2006. During the fourth quarter 2006, the Company also approved the prospective sale of Cafe Express. Accordingly, the after-tax operating results of THI, Baja Fresh and Cafe Express now appear in the income from discontinued operations line on the income statement. Income from discontinued operations, net of tax, was $0.2 million and $57.1 million for first quarter 2007 and 2006, respectively. The results from discontinued operations for first quarter 2007 only include Cafe Express, while first quarter 2006 includes THI, Baja Fresh and Cafe Express. THI net income included in the first quarter 2006 income from discontinued operations was $61.0 million. See also Note 6 to the Consolidated Condensed Financial Statements.
COMPREHENSIVE INCOME
Comprehensive income was higher than net income by $1.8 million for the first quarter of 2007 and by $0.7 million for the first quarter 2006. The increase in comprehensive income in 2007 was comprised of $1.0 million in favorable Canadian foreign translation adjustments and $0.8 million related to the Company’s pension liability. The increase in 2006 was comprised of $0.7 million in activity related to the Company’s cash flow hedges. Offsetting the first quarter 2006 weakening in the Canadian dollar was a $2.3 million gain, net of taxes of $1.3 million, related to the Company’s hedge of certain net investment positions. This gain was included in the first quarter 2006 translation adjustments component of other comprehensive income. At the end of the first quarter 2007, the Canadian exchange rate was $1.15 versus $1.17 at December 31, 2006. At the end of the first quarter 2006, the Canadian exchange rate was $1.17 versus $1.16 at January 1, 2006.
FINANCIAL POSITION
Overview
The Company generates considerable cash flow each year from operating income excluding depreciation and amortization. The sale of properties has also provided significant cash to continuing operations over the last three years. The main recurring requirement for cash is capital expenditures. The Company generally generates cash from continuing operating activities in excess of capital expenditure spending.
Share repurchases are part of the ongoing financial strategy utilized by the Company, and normally these repurchases come from cash on hand and the cash provided by option exercises. In the first quarter of 2007, the Company also used a portion of the funds received from THI after its initial public offering (“IPO”) to repurchase 9.0 million shares for $282.5 million. In the short term, the Company expects cash provided by option exercises to decrease as the Company has not granted stock options over the last two years and only approximately 1.6 million options are outstanding as of April 1, 2007. The Company plans to grant stock options in the second quarter of 2007 under the 2007 Stock Incentive Plan (the “2007 Plan”) that was approved at its shareholders’ meeting on April 26, 2007.
During the first quarter, the Company’s Board of Directors approved a $0.085 quarterly dividend paid to shareholders on February 27, 2007. In February 2007, the Company announced its intention to increase its annual cash dividend from $0.34 per share to $0.50 per share beginning with the quarterly dividend to be paid in May 2007. In April 2007, the Company’s Board of Directors approved a $0.125 quarterly dividend to be paid to shareholders on May 21, 2007. The Company currently has a $500 million shelf registration and $200 million line of credit, both of which are unused as of April 1, 2007.
The Company maintains a strong balance sheet. Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt BB+ and Ba2, respectively.
Comparative Cash Flows
Cash flows from operations provided by continuing operations were $55.1 million compared to cash used of $15.9 million for the prior year. The 2007 increase was primarily due to higher income from continuing operations in 2007 versus 2006, a $10.6 million tax refund in the first quarter of 2007 versus tax payments in the first quarter of 2006, and increases in working capital related to the timing of receipts and disbursements.
Net cash used in investing activities from continuing operations totaled $19.5 million in the first quarter of 2007 compared to $5.0 million in 2006. The $14.5 million increase in net cash used in 2007 reflects a decrease in proceeds from property dispositions of $32.5 million due to the disposition of nine company operated Wendy’s restaurants and the sale of other properties to third parties and franchisees in the first quarter of 2007 compared to the sale of 37 company operated Wendy’s restaurants and other properties to third parties and franchisees in the first quarter of 2006. Partially offsetting the decrease in property disposition proceeds was a $17.2 million decrease in capital expenditures in 2007 due to lower Wendy’s store development.
Financing activities from continuing operations used cash of $295.7 million in the first quarter of 2007 compared to $180.6 million in 2006. The $115.1 million increase in 2007 outflows includes a $62.5 million increase relating to the repurchase of 9.0 million shares of the Company’s common stock in 2007 compared to 3.8 million shares in 2006, a decrease of $46.2 million related to a lower number of 2007 employee stock option exercises compared to 2006, $10.4 million less in 2007 stock-based compensation tax benefits due to the lower number of 2007 employee stock option exercises and $7.7 million in additional 2007 net debt payments. These 2007 net higher outflows were partially offset by lower 2007 dividend payments of $11.6 million. The Company adjusted its annual dividend rate subsequent to the spin-off of THI to reflect the reduced earnings of the Company excluding THI.
Discontinued operations cash flows for operating, investing and financing activities included THI, Baja Fresh and Cafe Express for 2006, while for 2007, discontinued operations cash flows include only Cafe Express. Cash provided by financing activities from discontinued operations of $1.2 billion in the first quarter of 2006 included proceeds of $722.3 million related to the THI IPO and THI proceeds from the issuance of debt, net of issuance costs, of $438.6 million.
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
In the first quarter of 2007, the Company completed an accelerated share repurchase (“ASR”) of 9.0 million shares for $282.5 million at an initial price of $31.33 plus certain other costs. The repurchased shares in the ASR are subject to a future contingent-purchase price adjustment expected to be settled in the second or third quarter of 2007. Since 1998 through April 1, 2007, the Company has repurchased 77.6 million common and other shares exchangeable into common shares for $2.4 billion.
In the fourth quarter of 2006, the Company entered into an agreement to sell approximately 40% of the Company’s U.S. royalty stream for a 14-month period to a third party in return for a cash payment in 2006 of $94.0 million. Royalties subject to the agreement relate to royalties payable to a subsidiary of the Company for both company operated and franchised stores. The cash received in 2006 is classified as debt and as of April 1, 2007, the recorded debt is $87.9 million. This recorded debt amount is expected to be repaid through May 2008 as royalties are received. The agreement related to this transaction will conclude in May 2008.
In February 2007, the Company announced that based on its strong cash position and strategic direction, it intended to increase its annual common stock dividend by 47%, from the $0.34 rate established in the fourth quarter of 2006 to $0.50, beginning with the May 2007 payment. The $0.50 annual dividend was established with an intended dividend yield of 1.4% to 1.6%. Prior to the spin-off of THI in the third quarter of 2006, the Company’s annual dividend rate was $0.68.
In 2006 and 2005, the Company issued only restricted stock shares, restricted stock units and performance shares (together “restricted shares”) under its existing equity plans. The issuance of restricted shares combined with significant option exercises over the last two years have reduced “overhang” (all approved but unexercised options and shares divided by shares outstanding plus all approved but unexercised options and shares). The Company obtained shareholder approval for the 2007 Plan at its shareholders’ meeting on April 26, 2007. The 2007 Plan provides for equity compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance shares, performance units and share awards (collectively, “Awards”) to eligible employees and directors of the Company or its subsidiaries. The Company intends to use the 2007 Plan to issue annual stock option grants and long-term performance unit awards beginning in 2007. The 2007 Plan authorizes up to six million common shares for grants of Awards. The common shares offered under the 2007 Plan may be authorized but unissued shares, treasury shares or any combination thereof. The Company expects that approximately 50% of the value of equity awards made in 2007 and subsequent years will be comprised of stock options, with the remaining 50% of the value comprised of performance awards.
In 2003, the Company filed a shelf registration statement on Form S-3 with the SEC to issue up to $500 million of securities. As of April 1, 2007, the Company was in compliance with its covenants under its $200 million revolving credit facility and the limits of its Senior Notes and debentures. As of April 1, 2007, no amounts under the $200 million credit facility were drawn and all of the $500 million of securities available under the above-mentioned Form S-3 filing remained unused.
Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt as BB+ and Ba2, respectively. The ratings were reduced in 2006 and are considered below investment grade. Following the Company’s announcement on April 25, 2007 that its Board of Directors had formed a special committee to investigate all strategic options for the Company (see “Formation of Special Committee” below), Standard & Poor’s issued a statement that it had placed the Company’s debt ratings on credit watch with negative implications and Moody’s issued a statement that it had placed the Company’s debt ratings on review for possible downgrade. As a result of the lower debt ratings, the Company could incur an increase in borrowing costs if it were to enter into new borrowing arrangements and can no longer access the capital markets through its commercial paper program. If the ratings should continue to decline, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include, among other things, sales and cost trends, the Company’s cash position, cash flow, capital expenditures and stability of earnings. The Company does not have significant term-debt maturities until 2011. The Company believes it will be able to pay or refinance its debt obligations as they become due based on its strong financial condition and sources of cash described above.
The Company expects that approximately $1.4 million of its unrecognized tax benefits will be settled within one year and that approximately $22.1 million of its unrecognized tax benefits will be settled in periods later than one year from April 1, 2007.
In the first quarter of 2007, two put options were exercised by landlords. As a result, in the second quarter of 2007 the Company will purchase 18 buildings for $12.4 million.
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
Authorization of up to 35.4 million shares for repurchase
In October 2006, the Company’s Board of Directors approved a share repurchase program of up to 35.4 million shares to be implemented over the next 18 to 24 months. The Company utilized the majority of this authorization by conducting a modified “Dutch Auction” tender offer under which in the fourth quarter of 2006 it purchased 22.4 million common shares at a purchase price of $35.75. The Company purchased the shares tendered in the offer using existing cash on its balance sheet. In the first quarter of 2007, the Company purchased 9.0 million common shares in an ASR transaction at an initial price of $31.33 per share plus certain other costs. As a result, as of April 1, 2007, 4.0 million shares remained under the Board of Directors’ share repurchase authorization.
2007 Guidance
In April 2007, the Company reaffirmed its 2007 guidance of $330 to $340 million in continuing income before interest, taxes, depreciation and amortization (“EBITDA”) based on operating income of $215 million to $225 million and depreciation and amortization of $115 million. EBITDA is used by management as a performance measure for benchmarking against its peers and competitors. The Company believes EBITDA is a useful measure because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in the restaurant industry. The Company’s 2007 projected earnings per share from continuing operations of $1.26 to $1.32 reflects the impact of the 9.0 million shares repurchased in the first quarter of 2007.
Ongoing Initiatives
The Company continues to implement its strategic initiatives. These initiatives include leveraging the Company’s core assets, growing average same-store sales, improving store-level productivity to enhance margins, improving operations, developing profitable new restaurants and implementing new technology initiatives. Management intends to allocate resources to improve returns on assets and invested capital, and monitors its progress by tracking various metrics, including return on average assets, return on average equity and return on invested capital, as well as comparing to historical performance, the Company’s peers and other leading companies.
The Company also continues to focus on its dividend policy, continued share repurchases, an equity-based compensation program for employees and directors and stock ownership guidelines for Company officers. The stock ownership guidelines were revised by the Compensation Committee in April, 2007 and call for officers to hold Company stock, in-the-money vested stock options and other vested equity awards in the following amounts:

Position	Multiple of Annual Base Salary
Chief Executive Officer	5X
Chief Operations Officer and Executive Vice Presidents	3X
Other Officers	1X
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
New restaurant development will continue to be an important opportunity for the Company. Wendy’s is under penetrated in key markets. The Company intends to grow responsibly, focusing on the markets with the best potential for sales and return on investment. A total of 122 new restaurants were opened in 2006. Current plans call for a total of 80 to 110 new company and franchise restaurant units to open in 2007. The primary focus will be on core operations of Wendy’s in North America, with the majority of units being standard sites.
Another element of the Company’s strategic plan is the evaluation of potential acquisitions of franchised restaurants, the sale of company stores to franchisees and vertical integration opportunities that could add to the Company’s long-term earnings growth.
Formation of Special Committee
In April 2007, the Company announced that its Board of Directors, acting unanimously, had formed a special committee of independent directors to investigate all strategic options for Wendy’s. These options, among other things, may include revisions to the Company’s strategic plan, changes to its capital structure, or a possible sale, merger or other business combination. There is no specific timeframe to complete the review and there is no assurance that the process will result in any changes to the Company’s current plans. Certain alternatives could affect the Company’s 2007 guidance.
Off-Balance Sheet Arrangements
The Company has no “off-balance sheet” arrangements as of April 1, 2007 and December 31, 2006 as that term is described by the SEC.

MARKET RISK
The Company’s exposure to various market risks remains substantially the same as reported as of December 31, 2006. The Company’s disclosures about market risk are incorporated herein by reference from pages 36 through 38 of the Company’s 2006 Annual Report on Form 10-K filed with the SEC on March 1, 2007.
WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
SYSTEMWIDE RESTAURANTS

			Increase/		Increase/
			(Decrease)		(Decrease)
	As of	As of	From Prior	As of	From Prior
	April 1, 2007	April 2, 2006	Quarter	December 31, 2006	Year
Wendy’s
U.S
Company	1,308	1,313	(5)	1,317	(9)
Franchise	4,641	4,704	(63)	4,638	3

	5,949	6,017	(68)	5,955	(6)

Canada
Company	145	150	(5)	146	(1)
Franchise	231	230	1	231	0

	376	380	(4)	377	(1)

Other International
Company	2	5	(3)	2	0
Franchise	331	343	(12)	339	(8)

	333	348	(15)	341	(8)

Total Wendy’s
Company	1,455	1,468	(13)	1,465	(10)
Franchise	5,203	5,277	(74)	5,208	(5)

	6,658	6,745	(87)	6,673	(15)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115”. This statement allows entities to measure certain assets and liabilities at fair value, with changes in the fair value recognized in earnings. The statement’s objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without applying complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is incorporated by reference from the section titled “Market Risk” on page 22 of this Form 10-Q.
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
In February 2007, the Company reached a settlement with the noteholders pursuant to which the notice of default has been withdrawn and the case has been dismissed. The settlement was not material to the financial condition or earnings of the Company.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors disclosed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the Company’s repurchases of its common stock for each of the three periods included in the first quarter ended April 1, 2007:
Issuer Purchases of Equity Securities

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Shares Purchased	Shares that May Yet
			as Part of Publicly	be Purchased Under
	(a) Total Number	(b) Average Price	Announced Plans or	the Plans
Period	of Shares Purchased	Paid Per Share	Programs	or Programs (1)

Period 1 (January 1, 2007 — February 4, 2007)	0	$0	0	12,986,722
Period 2 (February 5, 2007 — March 4, 2007)	0	$0	0	12,986,722
Period 3 (March 5, 2007 — April 1, 2007)	9,000,000	$31.33	9,000,000	3,986,722

Total	9,000,000	$31.33	9,000,000	3,986,722

(1)	On October 9, 2006 the Company’s Board of Directors authorized the repurchase of up to 35.4 million common shares of the Company to be implemented over 18-24 months from the date of authorization. This authorization replaced all prior authorizations, including the $907.3 million authorization remaining at October 1, 2006. The nine million shares repurchased in the quarter were repurchased pursuant to an ASR transaction as further described in Part I of this Form 10-Q.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Annual Meeting of the Company’s shareholders was held April 26, 2007.
(b) The following table sets forth the name of each director elected at the meeting and the number of votes for or withheld from each director:

Director	For	Withheld
Janet Hill	79,063,466	7,777,599
John R. Thompson	80,951,694	5,889,371
J. Randolph Lewis	80,155,335	6,685,730
Stuart I. Oran	84,913,590	1,927,475

The following directors did not stand for reelection at the meeting (the year in which each director’s term expires is indicated in parenthesis): Kerrii B. Anderson (2008), William E. Kirwan (2008), Ann B. Crane (2008), Jerry W. Levin (2008), James V. Pickett (2009), Thomas F. Keller (2009), David P. Lauer (2009), James F. Millar (2009) and Peter H. Rothschild (2009).
(c) The following table sets forth the brief description of the other matters voted on at the Annual Meeting and the number of votes cast for, against or abstaining from, as well as broker nonvotes on, the matter:

				Broker
	For	Against	Abstain	Nonvotes
Ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2007	84,834,838	1,406,807	599,413	—

Approval of the Company’s new Senior Executive Annual Performance Plan	78,874,788	7,172,874	793,386	—

Approval of the Company’s 2007 Stock Incentive Plan	66,294,928	5,188,460	756,679	14,600,998

Adoption of a shareholder proposal regarding a policy to identify and label all food products containing genetically-engineered ingredients or products of animal cloning	8,406,755	57,436,398	6,396,906	14,601,006

Adoption of a shareholder proposal to have the Company issue a report regarding its policies and practices related to long-term social and environmental sustainability	21,865,837	44,176,013	6,198,214	14,601,001

Adoption of a shareholder proposal regarding a report on the feasibility of controlled-atmosphere killing of chickens by suppliers	9,212,604	55,438,129	7,589,338	14,600,994
ITEM 6. EXHIBITS
(a) Index to Exhibits on Page 27.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S INTERNATIONAL, INC. (Registrant)
Date: May 10, 2007	/s/ Kerrii B. Anderson
Kerrii B. Anderson
Chief Executive Officer and President

Date: May 10, 2007	/s/ Joseph J. Fitzsimmons
Joseph J. Fitzsimmons
Executive Vice President and Chief Financial Officer

Date: May 10, 2007	/s/ Brendan P. Foley, Jr.
Brendan P. Foley, Jr.
Senior Vice President, General Controller and Assistant Secretary

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number		Description	Page No.
10		Sample Change in Control Agreement	28-43

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	44

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	45

32	(a)	Section 1350 Certification of Chief Executive Officer	46

32	(b)	Section 1350 Certification of Chief Financial Officer	47

99		Safe Harbor Under the Private Securities Litigation Reform Act of 1995	48-49
The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instrument do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.