Form 10-Q
period 2007-07-01
WENDYS INTERNATIONAL INC
filed 2007-08-09
CIK 105668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2007
Common shares, $.10 stated value	87,365,000 shares
Exhibit index on page 28.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	(In thousands, except per share data)
	Quarter Ended July 1, 2007	Quarter Ended July 2, 2006
Revenues
Sales	$558,312	$557,771
Franchise revenues	74,600	76,342

	632,912	634,113

Costs and expenses
Cost of sales	337,177	345,803
Company restaurant operating costs	152,405	147,613
Operating costs	4,852	14,363
Depreciation of property and equipment	28,749	31,575
General and administrative expenses	51,391	52,438
Restructuring and Special Committee related charges	10,605	27,348
Other (income) expense, net	(8,011)	2,352

Total costs and expenses	577,168	621,492

Operating income	55,744	12,621
Interest expense	(10,898)	(8,848)
Interest income	2,551	10,989

Income from continuing operations before income taxes	47,397	14,762
Income tax expense	18,115	5,460

Income from continuing operations	29,282	9,302
Loss from discontinued operations	(49)	(38,417)

Net income (loss)	$29,233	$(29,115)

Basic earnings per common share from continuing operations	$.34	$.08

Diluted earnings per common share from continuing operations	$.33	$.08

Basic earnings (loss) per common share from discontinued operations	$.00	$(.33)

Diluted earnings (loss) per common share from discontinued operations	$.00	$(.33)

Basic earnings (loss) per common share	$.34	$(.25)

Diluted earnings (loss) per common share	$.33	$(.25)

Dividends declared and paid per common share	$.125	$.17

Basic shares	87,216	116,861

Diluted shares	88,316	117,768

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	(In thousands, except per share data)
	Year-to-Date Ended July 1, 2007	Year-to-Date Ended July 2, 2006
Revenues
Sales	$1,081,256	$1,071,206
Franchise revenues	141,820	141,585

	1,223,076	1,212,791

Costs and expenses
Cost of sales	661,238	675,527
Company restaurant operating costs	304,793	297,530
Operating costs	8,787	34,174
Depreciation of property and equipment	56,801	62,684
General and administrative expenses	102,213	107,735
Restructuring and Special Committee related charges	11,636	28,998
Other (income) expense, net	(6,693)	(5,900)

Total costs and expenses	1,138,775	1,200,748

Operating income	84,301	12,043
Interest expense	(23,105)	(17,881)
Interest income	7,967	13,022

Income from continuing operations before income taxes	69,163	7,184
Income tax expense	25,400	3,779

Income from continuing operations	43,763	3,405
Income from discontinued operations	157	18,712

Net income	$43,920	$22,117

Basic earnings per common share from continuing operations	$.48	$.03

Diluted earnings per common share from continuing operations	$.48	$.03

Basic earnings per common share from discontinued operations	$.00	$.16

Diluted earnings per common share from discontinued operations	$.00	$.16

Basic earnings per common share	$.48	$.19

Diluted earnings per common share	$.48	$.19

Dividends declared and paid per common share	$.21	$.34

Basic shares	90,910	115,791

Diluted shares	92,011	117,082

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	(Dollars in thousands)
	July 1, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$216,092	$457,614
Accounts receivable, net	83,496	84,841
Deferred income taxes	18,728	29,651
Inventories and other	30,508	30,252
Advertising fund restricted assets	63,207	36,207
Assets held for disposition	12,233	15,455
Current assets of discontinued operations	3,291	2,712

	427,555	656,732

Property and equipment	2,047,646	2,024,715
Accumulated depreciation	(837,540)	(798,387)

	1,210,106	1,226,328

Goodwill	85,629	85,353
Deferred income taxes	5,370	4,316
Intangible assets, net	3,288	3,855
Other assets	84,107	82,738
Non current assets of discontinued operations	1,185	1,025

	$1,817,240	$2,060,347

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	(Dollars in thousands)
	July 1, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$83,604	$93,465
Accrued expenses:
Salaries and wages	31,487	47,329
Taxes	30,966	46,138
Insurance	61,142	57,353
Other	43,936	32,199
Advertising fund restricted liabilities	63,207	28,568
Current portion of long-term obligations	67,096	87,396
Current liabilities of discontinued operations	2,139	2,218

	383,577	394,666

Long-term obligations
Term debt	521,262	537,139
Capital leases	19,046	18,963

	540,308	556,102

Deferred income taxes	37,920	30,220
Other long-term liabilities	87,606	66,163
Non current liabilities of discontinued operations	1,415	1,519
Commitments and contingencies
Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share, Authorized: 200,000,000 shares, Issued: 130,180,000 and 129,548,000 shares, respectively	13,018	12,955
Capital in excess of stated value	1,103,828	1,089,825
Retained earnings	1,266,124	1,241,489
Accumulated other comprehensive income (loss):
Cumulative translation adjustments and other	18,773	9,100
Pension liability	(18,151)	(22,546)

	2,383,592	2,330,823
Treasury stock at cost:
42,844,000 and 33,844,000 shares, respectively	(1,617,178)	(1,319,146)

	766,414	1,011,677

	$1,817,240	$2,060,347

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	(In thousands)
	Year-to-Date Ended July 1, 2007	Year-to-Date Ended July 2, 2006
Net cash provided by operating activities from continuing operations	$123,488	$22,631
Net cash provided by operating activities from discontinued operations	39	53,788

Net cash provided by operating activities	123,527	76,419

Cash flows from investing activities
Proceeds from property dispositions	10,137	46,477
Proceeds from insurance settlements	6,266	0
Capital expenditures	(44,969)	(70,253)
Other investing activities	(417)	(2,410)

Net cash used in investing activities from continuing operations	(28,983)	(26,186)
Net cash used in investing activities from discontinued operations	(174)	(65,044)

Net cash used in investing activities	(29,157)	(91,230)

Cash flows from financing activities
Proceeds from issuance of debt, net of issuance costs	0	34,996
Excess stock-based compensation tax benefits	4,786	25,458
Proceeds from employee stock options exercised	5,897	111,643
Repurchase of common stock	(298,032)	(220,548)
Principal payments on debt obligations	(30,736)	(36,275)
Dividends paid on common shares	(19,042)	(39,634)

Net cash used in financing activities from continuing operations	(337,127)	(124,360)
Net cash provided by financing activities from discontinued operations	0	972,605

Net cash provided by (used in) financing activities	(337,127)	848,245

Effect of exchange rate changes on cash from continuing operations	1,519	429
Effect of exchange rate changes on cash from discontinued operations	0	3,227
Net increase (decrease) in cash and cash equivalents	(241,238)	837,090

Cash and cash equivalents at beginning of period	457,614	230,560
Add: Cash and cash equivalents of discontinued operations at beginning of period	2,273	162,681
Net increase (decrease) in cash and cash equivalents	(241,238)	837,090
Less: Cash and cash equivalents of discontinued operations at end of period	(2,557)	(126,358)

Cash and cash equivalents at end of period	$216,092	$1,103,973

Supplemental disclosures:
Interest paid from continuing operations	$19,602	$17,881
Interest paid from discontinued operations	0	11,649
Income taxes (refunded) paid	(8,690)	106,440
Capitalized lease obligations incurred from continuing operations	543	1,432
Capitalized lease obligations incurred from discontinued operations	0	3,000

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 MANAGEMENT’S STATEMENT

In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary for a fair statement of the condensed financial position of Wendy’s International, Inc. and subsidiaries (the “Company”) as of July 1, 2007 and December 31, 2006, and the condensed results of operations and comprehensive income (see Note 7) for the quarters and year-to-date periods ended July 1, 2007 and July 2, 2006 and condensed cash flows for the year-to-date periods ended July 1, 2007 and July 2, 2006. All of these financial statements are unaudited. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2006 Form 10-K. The December 31, 2006 Consolidated Condensed Balance Sheet was derived from the audited Consolidated Financial Statements contained in the Company’s 2006 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

On September 29, 2006, the Company completed the spin-off of its remaining 82.75% ownership in Tim Hortons Inc. (“THI”), the parent company of the business previously reported as the Hortons segment. Accordingly, the results of operations of THI are reflected as discontinued operations for all periods presented. In addition, on November 28, 2006, the Company completed the sale of Baja Fresh and, accordingly, its results of operations are reflected as discontinued operations for all periods presented. On October 9, 2006, the Company’s Board of Directors approved the future sale of Cafe Express which was sold on July 29, 2007 and, accordingly, the results of operations and assets and liabilities of Cafe Express are reflected as discontinued operations for all periods presented (see Note 6). Baja Fresh and Cafe Express were previously reported as the Developing Brands segment.

NOTE 2 NET INCOME PER SHARE

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options and restricted stock and restricted stock units (together “restricted shares”), when outstanding and dilutive. There were no options excluded from the computation of diluted earnings per common share for the quarters and year-to-date periods of 2007 and 2006 as they were all dilutive.

The computations of basic and diluted earnings per common share are shown below:

(In thousands, except per share data)	Quarter Ended		Year-to-Date Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Income from continuing operations for computation of basic and diluted earnings per common share	$29,282	$9,302	$43,763	$3,405
Income (loss) from discontinued operations for computation of basic and diluted earnings per common share	(49)	(38,417)	157	18,712

Net income (loss) for computation of basic and diluted earnings per common share	$29,233	$(29,115)	$43,920	$22,117

Weighted average shares for computation of basic earnings per common share	87,216	116,861	90,910	115,791
Effect of dilutive stock options & restricted shares	1,100	907	1,101	1,291

Weighted average shares for computation of diluted earnings per common share	88,316	117,768	92,011	117,082

Basic earnings per common share from continuing operations	$0.34	$0.08	$0.48	$0.03
Basic earnings (loss) per common share from discontinued operations	$0.00	$(0.33)	$0.00	$0.16

Total basic earnings (loss) per common share	$0.34	$(0.25)	$0.48	$0.19

Diluted earnings per common share from continuing operations	$0.33	$0.08	$0.48	$0.03
Diluted earnings (loss) per common share from discontinued operations	$0.00	$(0.33)	$0.00	$0.16

Total diluted earnings (loss) per common share	$0.33	$(0.25)	$0.48	$0.19

NOTE 3 STOCK-BASED COMPENSATION

The Company recorded the following stock compensation expense:

	Quarter Ended		Year-to-Date Ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Continuing operations:
Before-tax	$3,895	$3,370	$6,615	$3,974
After-tax	2,574	2,087	4,340	2,463
Discontinued operations:
Before-tax	151	2,263	191	3,304
After-tax	96	1,400	121	2,048
Total:
Before-tax	4,046	5,633	6,806	7,278
After-tax	$2,670	$3,487	$4,461	$4,511

The increase in stock compensation expense recognized in continuing operations in the second quarter 2007 compared to the second quarter 2006 is primarily a result of the 2007 grants representing the fourth layer of equity award grants being expensed. The Company began expensing equity awards in 2004 and prior to 2007, equity award grants vested over four years. In addition to the quarterly increase, the year-to-date increase in 2007 reflects a pretax adjustment recorded in the first quarter of 2006 of $1.7 million ($1.1 million net of tax) to correct cumulative compensation expense. The decrease in stock compensation expense recognized in discontinued operations in the quarter and year-to-date periods ending July 1, 2007 compared to the quarter and year-to-date periods ending July 2, 2006 is primarily due to the absence of expense related to THI and Baja Fresh in 2007.

On April 26, 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”), which provides for equity compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance shares, performance units and share awards (collectively, “Awards”) to eligible employees and directors of the Company or its subsidiaries. The 2007 Plan authorizes up to six million common shares for grants of Awards. The common shares offered under the 2007 Plan may be authorized but unissued shares, treasury shares or any combination thereof. The Company intends to use the 2007 Plan to issue annual stock option grants and long-term performance unit awards beginning in 2007. The Company expects that approximately 50% of the value of Awards made in 2007 and subsequent years will be comprised of stock options, with the remaining 50% of the value comprised of performance awards. In calculating the fair value of options granted in 2007, the assumptions used in the Black-Scholes model were expected lives of 4.3 years, expected volatility of 25%, dividend yield of 1.33% and risk free interest rate of 4.55%. The stock options and the performance shares granted in 2007 vest over three years compared to the four year vesting period for awards granted in 2004 through 2006.

NOTE 4 OTHER (INCOME) EXPENSE, NET

The following represents the components of other (income) expense, net on the Consolidated Condensed Statements of Income for each of the periods presented:

	Quarter Ended		Year-to-Date Ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Store closure costs	$494	$2,628	$4,315	$3,403
Equity investment income	(2,747)	(217)	(5,055)	(369)
Rent revenue	0	(4,852)	0	(9,135)
Net gain from the sale of property	(916)	(806)	(1,389)	(4,883)
Gain from insurance proceeds	(4,526)	0	(4,526)	0
Other, net	(316)	5,599	(38)	5,084

Other (income) expense, net	$(8,011)	$2,352	$(6,693)	$(5,900)

Rent revenues for the quarter and year-to-date periods ending July 2, 2006 represent rent paid by THI to a 50/50 restaurant real estate joint venture between Wendy’s and THI. After the spin-off of THI and in accordance with accounting principles generally accepted in the United States, this joint venture and, as a result, rent revenues paid by THI are no longer consolidated in the Company’s financial statements and Wendy’s 50% share of the joint venture income is included in other (income) expense, net as equity investment income for the quarter and year-to-date periods ending July 1, 2007. See Note 10 for discussion of store closure costs. The gain from insurance proceeds represents reimbursements related to property damaged during Hurricane Katrina. The change in other, net for the quarter and year-to-date periods ended July 2, 2006 primarily includes lower legal reserves and lower asset write-offs.

NOTE 5 INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, (“FIN 48”). The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no material effect on the financial statements or a cumulative effect to retained earnings related to the adoption of FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the interpretation. The amount of unrecognized tax benefits at January 1, 2007 was approximately $23.1 million, all of which would impact the Company’s effective tax rate, if recognized.

The Internal Revenue Service (“IRS”) is conducting an examination of the Company’s U.S. federal income tax returns for the year 2005 and the 2006 and 2007 years as part of the IRS’s Compliance Assurance Process program. The Company is before the U.S. Competent Authority for the years 1999 through 2001 as it relates to transfer pricing on royalties and fees between U.S. and Canada. The Company expects to resolve its 2005 IRS examination in the third quarter of 2007, the Competent Authority matter by the end of 2007, and the 2006 IRS examination by the end of the first quarter, 2008. Amounts related to IRS examinations of federal income tax returns for 2004 and prior years have been settled and paid.

The Company was before the IRS Appeals Division for the years 1998 through 2004 as it relates to a refund claim for the work-opportunity tax credit. The Company was notified during the second quarter of 2007 that its refund claim had been denied by the IRS Appeals Division. The Company is currently evaluating how to proceed with this issue.

State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The Company has various state income tax returns in the process of examination, administrative appeals or litigation.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of January 1, 2007, the Company had approximately $7.1 million of accrued interest and penalties.

There was no material change in the amount of unrecognized tax benefits in the quarter ended July 1, 2007. The Company expects that approximately $3.5 million of its liability for unrecognized tax benefits will be settled in the next 12 months. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however the change is not expected to have a significant impact on the results of operations or the financial position of the Company.

The effective income tax rate from continuing operations for the quarter and year-to-date periods ended July 1, 2007 was 38.2% and 36.7%, respectively, compared to 37.0% and 52.6% for the respective comparative periods ended July 2, 2006. Income tax expense in 2007 and the second quarter 2006 was impacted by several individually immaterial discrete items that affected the effective rate. The year-to-date 2006 tax expense was also impacted by several discrete items which had a proportionately larger percentage impact due to the significantly lower income from continuing operations before income taxes.

NOTE 6 DISCONTINUED OPERATIONS

THI

On September 29, 2006, the Company completed the distribution of its remaining 82.75% ownership in THI. The distribution took place in the form of a pro rata common stock dividend to Wendy’s shareholders whereby each shareholder received 1.3542759 shares of THI common stock for each share of Wendy’s common stock held.

The table below presents the significant components of THI operating results included in income from discontinued operations for the quarter and year-to-date periods ending July 2, 2006. THI represented the Hortons segment prior to the spin-off.

(In thousands)	Quarter Ended July 2, 2006	Year-to-Date Ended July 2, 2006
Revenues	$360,370	$679,393

Income before income taxes	85,379	157,618
Income tax expense	16,131	26,855
Minority interest expense	12,792	13,287

Income from discontinued operations, net of tax	$56,456	$117,476

Income tax expense for THI in the second quarter of 2006 was lowered primarily by the resolution of certain THI tax audits, which resulted in a benefit of $11.1 million. In addition, the year-to-date period ended July 2, 2006 was also lowered by a $7.0 million release of deferred Canadian withholding taxes and state income taxes on unremitted foreign earnings and $3.8 million due to permanent differences for fair value losses on certain foreign currency contracts that were deductible for tax purposes but not for book purposes.

Developing Brands

On November 28, 2006, the Company completed the sale of Baja Fresh. On October 9, 2006 the Company’s Board of Directors approved the future sale of Cafe Express which was sold on July 29, 2007. The income statement impact of the sale of Cafe Express is not expected to be material. Both of these businesses historically comprised the Developing Brands segment. Accordingly, the results of operations of Baja Fresh and Cafe Express are reflected as discontinued operations for all periods presented. In addition, the assets and liabilities of Cafe Express were held for sale at July 1, 2007 and December 31, 2006 and are presented as current and non-current assets and liabilities from discontinued operations. The sales of Baja Fresh and Cafe Express are subject to certain working capital adjustments which have not yet been finalized. The impact of any such adjustments is not expected to have a material impact on the Company.

The table below presents the significant components of Baja Fresh and Cafe Express operating results included in income from discontinued operations for the quarter and year-to-date periods ending July 1, 2007 and July 2, 2006.

	Quarter Ended		Year-to- Date Ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenues	$8,835	$51,161	$17,185	$99,185

Income (loss) before income taxes	(78)	(125,649)	253	(131,929)
Income tax expense (benefit)	(29)	(30,776)	96	(33,165)

Income (loss) from discontinued operations, net of tax	$(49)	$(94,873)	$157	$(98,764)

The assets and liabilities of Cafe Express are reflected as discontinued operations in the Consolidated Condensed Balance Sheets as of July 1, 2007 and December 31, 2006 and are comprised of the following:

	July 1, 2007	December 31, 2006
(In thousands)
Cash	$2,557	$2,273
Accounts receivable, net	380	124
Inventories and other	354	315

Total current assets	$3,291	$2,712

Property and equipment, net	$528	$350
Intangible assets, net	180	180
Other non-current assets	477	495

Total non-current assets	$1,185	$1,025

Accounts payable	$1,110	$1,476
Accrued liabilities	1,029	742

Total current liabilities	$2,139	$2,218

Other non-current liabilities	$1,415	$1,519

Total non-current liabilities	$1,415	$1,519

On February 28, 2007, in accordance with the terms of the partnership agreement, Wendy’s acquired, at no cost, the remaining 30% of equity of Cafe Express. The Company owned 100% of Cafe Express until it was sold on July 29, 2007.

NOTE 7 CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income and total comprehensive income are shown below:

	Quarter Ended		Year-to-Date Ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income (loss)	$29,233	$(29,115)	$43,920	$22,117

Other comprehensive income:
Translation adjustments, net of tax	8,627	13,500	9,673	13,479
Cash flow hedges:
Net change in fair value of derivatives, net of tax	0	(131)	0	(6,272)
Amounts realized in earnings during the period, net of tax	0	542	0	7,373

Total cash flow hedges	0	411	0	1,101

Pension liability (net of tax of $2,670 for the quarter ended July 1, 2007 and $2,670 for the year-to-date period ended July 1, 2007)	3,625	0	4,395	0

Total other comprehensive income	12,252	13,911	14,068	14,580

Total comprehensive income (expense)	$41,485	$(15,204)	$57,988	$36,697

Other comprehensive income (expense) is primarily comprised of changes in the Company’s pension liability and translation adjustments related to fluctuations in the Canadian dollar. In the first two quarters of 2006, other comprehensive income also included activity related to the Company’s cash flow hedges. There was a strengthening in the Canadian dollar during the second quarter and year-to-date periods of 2007 and 2006. Partially offsetting the 2006 second quarter and year-to-date periods strengthening of the Canadian dollar was a $6.7 million and $4.4 million loss, net of taxes of $3.8 million and $2.5 million, respectively, related to the settlement of the Company’s hedge of certain net investment positions. These after-tax losses are included in the 2006 second quarter and year-to-date translation adjustments component of other comprehensive income (expense). At the end of the second quarter 2007, the Canadian exchange rate was $1.07 versus $1.15 at April 1, 2007 and $1.17 at December 31, 2006. At the end of the second quarter 2006, the Canadian exchange rate was $1.12 versus $1.17 at April 2, 2006 and $1.16 at January 1, 2006.

NOTE 8 CASH FLOWS

In order to maintain comparability between periods, intercompany cash flows have been eliminated from the appropriate cash flow lines in the Company’s Consolidated Condensed Statements of Cash Flows. During the six-month period ended July 1, 2007, intercompany cash flows included net cash payments of $0.4 million from Wendy’s to Cafe Express for intercompany trade payables and taxes. These payments have been eliminated as a cash outflow from continuing operations’ operating activities and as a cash inflow from discontinued operations’ operating activities, respectively.

During the six-month period ended July 2, 2006, intercompany cash flows were comprised of $960.0 million in net cash payments made by THI to Wendy’s for payment of an intercompany note from Wendy’s. The $960.0 million payment has been eliminated as a cash outflow from discontinued operations’ financing activities and as a cash inflow from continuing operations’ financing activities, respectively. Intercompany cash flows also included payments made by THI to Wendy’s totaling $43.3 million in intercompany interest and intercompany trade payables. These payments have been eliminated as a cash outflow from discontinued operations’ operating activities and as a cash inflow from continuing operations’ operating activities, respectively.

Intercompany cash flows for the six-month period ended July 2, 2006 also included net cash payments from Wendy’s to Baja Fresh for $2.7 million for intercompany trade payables. These payments have been eliminated as a cash outflow from continuing operations’ operating activities and as a cash inflow from discontinued operations’ operating activities, respectively. Additionally, during the six-month period ended July 2, 2006, Cafe Express made net cash payments of $0.3 million to Wendy’s for intercompany trade payables. These payments have been eliminated as a cash inflow from continuing operations’ operating activities and as a cash outflow from discontinued operations’ operating activities, respectively.

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

The table below presents amortizable intangible assets as of July 1, 2007 and December 31, 2006:

	July 1, 2007			December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and trademarks	$452	$(452)	$0	$452	$(424)	$28
Purchase options	7,500	(7,067)	433	7,500	(6,680)	820
Other	4,970	(2,115)	2,855	4,956	(1,949)	3,007

	$12,922	$(9,634)	$3,288	$12,908	$(9,053)	$3,855

Included in other above is $2.7 million and $2.9 million as of July 1, 2007 and December 31, 2006, respectively, net of accumulated amortization of $2.1 million and $1.9 million, respectively, primarily related to the use of the name and likeness of Dave Thomas, the late founder of Wendy’s.

Total intangibles amortization expense was $0.2 million and $0.6 million for the quarter and year-to-date periods ending July 1, 2007 respectively, and $0.3 million and $0.6 million for the quarter and year-to-date periods ending July 2, 2006, respectively. The estimated annual intangibles amortization expense for the years 2008 through 2012 is less than $0.5 million.

Goodwill was $85,629 and $85,353 at July 1, 2007 and December 31, 2006, respectively. The change in goodwill represents translation adjustments on Canadian dollar denominated goodwill.

NOTE 10 FIXED ASSET DISPOSITIONS AND IMPAIRMENTS

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified assets with a net book value of $12.2 million and $15.5 million as assets held for disposition in the Consolidated Condensed Balance Sheets as of July 1, 2007 and December 31, 2006, respectively. The assets are Wendy’s sites, are no longer being depreciated and have been classified as held for disposition based on the Company’s intention to sell these assets within the next 12 months. At July 1, 2007, the net book value of assets held for disposition includes $8.8 million of land and $3.4 million of buildings and leasehold improvements.

During the quarter ended July 1, 2007, the Company sold three sites previously classified as held for disposition, with a net book value of $0.7 million, for a net gain of $0.2 million, which is classified as other (income) expense, net on the Consolidated Condensed Statements of Income. During the second quarter of 2007, two additional sites with a net book value of $1.1 million were designated as held for disposition. The Company recognized impairment charges of $0.2 million in the second quarter related to Wendy’s sites expected to be sold, which were recorded in other (income) expense, net on the Consolidated Condensed Statements of Income.

Additionally, during the quarter ended July 1, 2007, the Company sold 12 sites not classified as held for disposition with a net book value of $2.4 million. The Company recognized a gain of $1.4 million from these sales, of which $0.1 million is classified as other expense (income), net and $1.3 million is classified in franchise revenues on the Consolidated Condensed Statements of Income.

During the six months ended July 1, 2007, the Company sold 12 sites classified as held for disposition at December 31, 2006, with a net book value of $4.5 million, for a net gain of $1.6 million, of which $1.3 million is classified as other expense (income), net and $0.3 million is classified in franchise revenues on the Consolidated Condensed Statements of Income. Year-to-date 2007, three additional sites with a net book value of $1.6 million were designated as held for disposition. The Company recognized impairment charges of $0.3 million in the first six months related to Wendy’s sites expected to be sold which were recorded in other (income) expense, net on the Consolidated Condensed Statements of Income.

During the second quarter and year-to-date of 2007, the Company incurred $0.5 million and $4.3 million, respectively, of store closing and asset impairment charges, compared to $2.6 million and $3.4 million in 2006 which are included in other expense (income), net on the Consolidated Condensed Statements of Income.

NOTE 11 RESTRUCTURING RESERVES

In 2006, the Company accrued restructuring costs related to its voluntary enhanced retirement plan and reduction in force and accrued professional fees and other costs as part of a cost reduction plan. Most of these costs were paid in 2006.

The table below presents a reconciliation of the beginning and ending restructuring liabilities (included in accrued expenses – other) at January 1, 2007 and July 1, 2007, respectively:

(In thousands)	Enhanced Retirement	Reduction in Force	Professional Fees	Total
Balance at January 1, 2007	$18	$6,498	$141	$6,657
Expensed during the period	—	1,076	570	1,646
Paid during the period	—	(5,563)	(697)	(6,260)
Adjustments	(18)	1,177	—	1,159

Balance at July 1, 2007	$—	$3,188	$14	$3,202

In addition to the restructuring liabilities accrued in 2006, in the second quarter and year-to-date periods ending July 1, 2007, the Company recognized pretax pension settlement charges of $5.4 million (see also Note 14). In the second quarter of 2007 and year-to-date periods ended July 1, 2007, the Company also accrued severance costs of $0.4 million and $1.0 million, respectively, and professional fees of $0.2 million and $0.6 million, respectively, primarily related to relocation costs and outplacement services. The adjustments in the table above primarily reflect the reclassification of certain severance liabilities from long-term to current liabilities. As of July 1, 2007, all amounts related to this cost reduction plan are classified as current liabilities.

The 2007 and 2006 restructuring costs are presented in the restructuring and Special Committee related charges line on the Consolidated Condensed Statements of Income (see also Note 4).

The restructuring and Special Committee related charges line on the Consolidated Condensed Statements of Income also includes $4.7 million in financial and legal advisory fees in 2007 related to the activities of the Special Committee formed by the Company’s Board of Directors (see Management’s Outlook section of Management’s Discussion and Analysis for a further description). No Special Committee costs were recorded in 2006.

NOTE 12 CHANGES IN SHAREHOLDERS’ EQUITY

In March 2007, 9.0 million common shares were repurchased under an accelerated share repurchase (“ASR”) transaction for an initial value of $282.5 million. The initial price paid as part of the ASR transaction was $31.33 per share plus certain other costs. The repurchased shares were also subject to a purchase price adjustment based upon the weighted average price during the period from the repurchase date until settlement, which occurred in May 2007. The price adjustment was $15.5 million and was paid by the Company. The ASR agreement included the option to settle the contract in cash or shares of the Company’s common stock and, accordingly, the contract was treated as an equity transaction. The total purchase price of $298.0 million was reflected in the treasury stock component of shareholders’ equity.

NOTE 13 GUARANTEES AND INDEMNIFICATIONS

The Company has guaranteed certain lease and debt payments primarily related to franchisees, amounting to $170.8 million for the continuing Wendy’s business. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for certain leases amounting to $20.6 million. These leases have been assigned to unrelated third parties, who have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $6.6 million in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years.

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

The Company had previously disclosed it expected to recognize settlement charges of $50 to $60 million when the Plans are terminated. Of this, $5.5 million in non-cash pension settlement charges were recognized in the second quarter of 2007, which reflected approximately $15 million of cash distributions made in the first half of the year. These distributions reduced both Plan assets and the accumulated benefit obligation. Of the non-cash $5.5 million in pension settlement charges, $4.0 million consists of a non-cash adjustment identified in the second quarter of 2007 that relates to the first quarter 2007. This adjustment was not material. Based upon updated information, the Company now expects to recognize future pretax settlement charges of approximately $30 to $40 million when the Plans are terminated.

Net periodic pension cost (credit) for the Plans for the quarters and year-to-date periods ended July 1, 2007 and July 2, 2006 consisted of the following:

	Quarter Ended		Year-to-Date Ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Service cost	$0	$1,550	$0	$3,100
Interest cost	1,367	1,355	2,667	2,711
Expected return on plan assets	(1,244)	(2,039)	(2,488)	(4,078)
Amortization of prior service cost	0	(100)	0	(200)
Amortization of net loss	713	940	1,427	1,880

Net periodic pension cost	$836	$1,706	$1,606	$3,413

NOTE 15 REVENUES

Revenues consisted of the following:
	Quarter Ended		Year-to-Date Ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Retail sales:
Sales from company operated restaurants	$532,497	$532,503	$1,032,836	$1,023,443
Product sales to franchises	25,815	25,268	48,420	47,763

	558,312	557,771	1,081,256	1,071,206
Franchise revenues:
Rents and royalties	72,629	74,296	139,163	139,026
Franchise fees	666	44	1,035	224
Net gains on sales of properties to franchisees	1,305	2,002	1,622	2,335

	74,600	76,342	141,820	141,585

Total revenues	$632,912	$634,113	$1,223,076	$1,212,791

NOTE 16 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115”. This statement allows entities to measure certain assets and liabilities at fair value, with changes in the fair value recognized in earnings. The statement’s objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without applying complex hedge accounting provisions. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Wendy’s International, Inc. and subsidiaries (the “Company”) completed the spin-off of Tim Hortons Inc. (“THI”) on September 29, 2006 and the sale of Baja Fresh on November 28, 2006. During the fourth quarter 2006, the Company also approved the prospective disposition of Cafe Express, which was sold on July 29, 2007. Accordingly, the after-tax operating results of THI, Baja Fresh and Cafe Express now appear in the income from discontinued operations line on the income statement.

The Company reported net income of $29.2 million for second quarter 2007 compared to a loss of $29.1 million for second quarter 2006. This included after tax impairment charges of $93.0 million for Baja Fresh included in discontinued operations in the second quarter 2006. Year-to-date, the Company’s net income was $43.9 million compared to $22.1 million in the first six months of 2006.

Income from continuing operations was $29.3 million for second quarter 2007 compared to $9.3 million in second quarter 2006. Year-to-date, the Company’s net income from continuing operations was $43.8 million compared to $3.4 million in the first six months of 2006. Reported operating income from continuing operations improved $43.1 million in the second quarter 2007, from $12.6 million to $55.7 million and improved $72.3 million year-to-date from $12.0 million in 2006 to $84.3 million. Operating income in the second quarter of 2007 included $5.5 million of pension settlement charges, $4.7 million of costs related to the Special Committee formed by the Company’s Board of Directors, $4.5 million of insurance proceed gains and $0.4 million in restructuring charges. In addition, operating income was $2.2 million and $4.0 million lower in the 2007 second quarter and year-to-date, respectively, from the Company’s 50/50 joint venture with Tim Hortons which is no longer consolidated since the spin-off of Tim Hortons. Operating income in the second quarter 2006 included $27.3 million and $29.0 million, respectively, of restructuring charges. Also impacting 2006 results, incremental advertising contributions to the Wendy’s National Advertising Program (“WNAP”) were $10.0 million and $25.0 million for the 2006 second quarter and year-to-date, respectively, that did not recur in 2007. Excluding these amounts, core operating income profits increased $14.1 million, or 28.2%, for the quarter and $29.4 million, or 44.5%, year-to-date in 2007.

The improved core operating income results from continuing operations for the second quarter were driven by higher company operated restaurant margins, primarily the result of an effective menu management strategy implemented this year, including the impact of the Company’s new market-based pricing approach, $2.8 million in lower depreciation, which includes the impact of reduced new store development, $2.1 million in lower store closure costs and $2.0 million in more favorable legal reserve accruals. Second quarter 2007 company operated restaurant margins increased from 11.2% in the second quarter 2006 to 11.8% in the second quarter 2007. Year-to-date, improved core operating income was primarily due to a 160 basis point improvement in company operated restaurant margins due primarily to higher average same-store sales, including the impact of the Company’s new market-based pricing approach, $5.9 million in lower depreciation as a result of reduced new store development and favorable legal reserve accruals.

Average same-store sales results for U.S. Company and franchised restaurants as a percentage change for the second quarter and year-to-date 2007 versus prior year are listed in the table below and show improvement in the second quarter and year-to-date 2007. One of the key indicators in the restaurant industry that management monitors to assess the health of the Company is average same-store sales. Franchisee operations are not included in the Company’s financial statements; however, franchisee sales result in royalties and rental income, which are included in the Company’s franchise revenues.

	Quarter Ended		Year-to-date Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Wendy’s U.S. Company	0.7%	0.7%	2.3%	(2.0)%
Wendy’s U.S. Franchise	0.4%	1.1%	2.0%	(2.1)%

A summary of systemwide restaurants is included on page 24.

Company Operated Restaurant Margins

The Company’s restaurant margins are computed as sales from company operated restaurants less cost of sales from company operated restaurants and company restaurant operating costs, divided by sales from company operated restaurants. Depreciation is not included in the calculation of company operated restaurant margins. Company operated restaurant margins improved to 11.8% in the quarter and 10.3% year-to-date, compared to 11.2% in the quarter and 8.7% year-to-date in 2006, due primarily to higher menu pricing tied to the Company’s market-based pricing strategy.

Sales

The Company’s sales are comprised of sales from company operated restaurants, sales of kids’ meal toys to franchisees and sales of sandwich buns from the Company’s bun baking facilities to franchisees. Franchisee sales are not included in reported sales. Of total sales, sales from U.S. company operated restaurants comprised approximately 85% in each period presented, while the remainder primarily represented sales from Canadian company operated restaurants.

The $0.5 million increase in sales in 2007 versus 2006 for the quarter and $10.1 million for year-to-date are primarily due to the impact of positive average same-store sales at company operated U.S. restaurants, including the impact of the Company’s market-based pricing approach, partially offset by a 31 fewer company operated restaurants, a 2.1% decline. Total company operated restaurants open at July 1, 2007 were 1,444 versus 1,475 at July 2, 2006.

The following table presents information for U.S. company operated restaurants for the quarter and year-to-date periods ended July 1, 2007 and July 2, 2006, respectively:

	Quarter Ended		Year-to-Date Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Average same-store sales increase (decrease)	0.7%	0.7%	2.3%	(2.0)%
Company operated restaurants open	1,297	1,322	1,297	1,322

Franchise Revenues

The Company’s franchise revenues include royalty income from franchisees, rental income from properties leased to franchisees, gains from the sales of properties to franchisees and franchise fees. Franchise fees cover charges for various costs and expenses related to establishing a franchisee’s business.

The $1.7 million decrease in franchise revenues in 2007 versus 2006 for the quarter primarily reflects lower rents related to the Company’s 50/50 joint venture with THI, which is no longer consolidated since the spin-off of THI. As a result, rental income received by the joint venture is no longer reflected on the Company’s Consolidated Condensed Statements of Income and the Company’s 50% share of the joint venture’s income is recorded under the equity method of accounting in other (income) expense, net.

The $0.2 million increase in year-to-date franchise revenues in 2007 versus 2006 primarily reflects higher royalties due to higher U.S. franchisee average same-store sales more than offsetting a decline in the number of franchise restaurants. Higher year-to-date royalties more than offset the year-to-date impact related to the Company’s 50/50 joint venture with THI described above. Total franchise restaurants open at July 1, 2007 were 5,217 versus 5,268 at July 2, 2006.

The following table presents information for U.S. franchised restaurants for the quarters and year-to-date ended July 1, 2007 and July 2, 2006, respectively:

	Quarter Ended		Year-to-Date Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Average same-store sales increase (decrease)	0.4%	1.1%	2.0%	(2.1)%
Franchise restaurants open	4,661	4,693	4,661	4,693

Cost of Sales

Cost of sales includes food, paper and labor costs for company operated restaurants, and the cost of goods sold to franchisees related to kids’ meal toys and from the Company’s bun baking facilities. Of the total cost of sales, U.S. company operated restaurant cost of sales comprised approximately 83% in each period presented, while the remainder primarily represented Canadian company operated restaurants. Overall, cost of sales as a percent of sales improved 160 basis points in the second quarter and 190 basis points year-to-date 2007, from 62.0% in 2006 to 60.4% in 2007 in the quarter and from 63.1% to 61.2% year-to-date 2006 and 2007, respectively.

U.S. company operated restaurant 2007 cost of sales as a percent of U.S. company operated restaurant gross sales were 58.7% for the quarter and 59.4% year-to-date, compared with 60.5% for the second quarter and 61.6% year-to-date in 2006. U.S. food and paper costs in 2007 were 32.2% for the quarter and year-to-date of U.S. company operated restaurant gross sales, compared with 33.7% and 33.9% in 2006. The improvement in 2007 versus 2006 primarily reflects menu price increases, partially offset by higher commodity costs.

U.S. labor costs were 26.5% and 27.2% in second quarter and year-to-date of U.S. company operated restaurant gross sales in 2007, compared with 26.8% and 27.7% in 2006. The improvement in 2007 versus 2006 primarily reflects positive average same-store sales, including the impact of the Company’s new market-based pricing approach, and labor cost-saving initiatives, offset by an average wage increase of approximately 3%.

Company Restaurant Operating Costs

Company restaurant operating costs include costs necessary to manage and operate company restaurants, except cost of sales and depreciation. Of the total company restaurant operating costs, U.S. company stores comprised approximately 91% in each period presented, while the remainder primarily represented Canadian company stores. As a percent of sales, company restaurant operating costs increased to 27.3% and 28.2% in second quarter and year-to-date 2007 from 26.5% and 27.8% in 2006. The increase from 2006 primarily reflects the higher insurance charges as well as higher maintenance and supplies costs offset by the impact from the 2006 cost savings initiatives. In addition, prior to the spin-off of THI, the Company consolidated its 50/50 Canadian restaurant real estate joint venture with THI. In accordance with accounting principles generally accepted in the United States, at the time of the THI spin-off the Company began accounting for this investment under the equity method of accounting. This resulted in higher rent expense of $1.6 million and $2.9 million in second quarter and year-to-date 2007 in company restaurant operating costs that previously eliminated when the joint venture was consolidated.

Operating Costs

Operating costs include rent expense and other costs related to properties subleased to franchisees, other franchisee related costs and costs related to operating and maintaining the Company’s bun baking facilities.

The $9.5 million decrease in operating costs in the quarter and $25.4 million decrease year-to-date 2007 versus 2006 primarily reflects a $10.0 million special advertising expense in the second quarter of 2006 and a $25.0 million year-to-date special advertising expense in 2006 that did not recur in 2007. These amounts were in the form of contributions to WNAP.

Depreciation of Property and Equipment

The $2.8 million and $5.9 million reduction in consolidated depreciation of property and equipment in the second quarter and year-to-date 2007 versus 2006 includes the absence of depreciation related to the 50/50 Canadian joint venture with THI, which was consolidated prior to the spin-off of THI, and lower restaurant depreciation due to fewer open restaurants and reduced new restaurant development.

General and Administrative Expenses

General and administrative expenses decreased $1.0 million, or 2.0%, to $51.4 million in the second quarter 2007 versus 2006 and $5.5 million, or 5.1%, versus 2006 year-to-date. As a percent of revenues, general and administrative expenses for 2007 were lower compared to prior year at 8.1% versus 8.3% for the second quarter and 8.4% versus 8.9% for the year-to-date. The dollar and percent decrease in the second quarter 2007 primarily reflects lower salaries and benefits of $3.6 million as the result of the elimination of positions in 2006 offset by higher professional fees of $2.1 million. The dollar and percent decrease year-to-date 2007 primarily reflects lower salaries and benefits of $6.9 million and lower field overhead expenses of $5.5 million. These decreases were partially offset by higher marketing expenses for new products and breakfast of $4.4 million and incremental stock compensation expense of $2.6 million.

Restructuring and Special Committee Related Charges

For the 2006 second quarter and year-to-date, the Company accrued restructuring costs of $27.3 million and $29.0 million, respectively, related to its voluntary enhanced retirement plan, reduction in force and professional fees as part of a cost reduction plan. In addition to the restructuring liabilities accrued in 2006, in the second quarter and year-to-date 2007 the Company recorded $5.9 million and $6.9 million, respectively, in restructuring charges. The 2007 restructuring charge amounts were primarily comprised of $5.5 million in non-cash pension settlement charges recorded in the second quarter. These non-cash pension settlement charges represent a portion of the up to $50 to $60 million possible pension settlement charges previously disclosed. Of the non-cash $5.5 million in pension settlement charges, $4.0 million consists of a non-cash adjustment identified in the second quarter of 2007 that relates to the first quarter 2007. This adjustment was not material. Based upon updated information, the Company now expects to recognize future pretax settlement charges of approximately $30 to $40 million when the pension plans are terminated.

The 2007 second quarter and year-to-date amounts reflected in this line also include $4.7 million in financial and legal advisory fees related to the activities of the Special Committee formed by the Company’s Board of Directors (see Management’s Outlook section for a further description). No Special Committee costs were recorded in 2006.

Other (Income) Expense, Net

Other (income) expense, net includes amounts that are not directly related to the Company’s primary business. These include expenses related to store closures, restructuring costs, sales of properties to non-franchisees, joint venture income and reserves for legal issues.

The following is a summary of other (income) expense, net for the periods indicated:

	Quarter Ended		Year-to-Date Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Store closure costs	$494	$2,628	$4,315	$3,403
Equity investment income	(2,747)	(217)	(5,055)	(369)
Rent revenue	0	(4,852)	0	(9,135)
Net gain from the sale of property	(916)	(806)	(1,389)	(4,883)
Gain from insurance proceeds	(4,526)	0	(4,526)	0
Other, net	(316)	5,599	(38)	5,084

Other (income) expense, net	$(8,011)	$2,352	$(6,693)	$(5,900)

Store closure costs

Store closure costs included above for the quarter and year-to-date 2007 and 2006 include asset impairments and lease termination costs.

Equity investment income

Equity investment income in the second quarter and year-to-date 2007 primarily includes equity income recorded from the Company’s 50/50 Canadian restaurant real estate joint venture with THI. Prior to the spin-off of THI on September 29, 2006, this joint venture was consolidated.

Rent revenue

Rent revenue in the second quarter and year-to-date 2006 represents rent paid by THI to the 50/50 Canadian restaurant real estate joint venture between the Company and THI. After the spin-off of THI in September 2006, this joint venture is no longer consolidated in the Company’s financial statements and, as a result, the rent revenues are no longer recognized. Only the Company’s 50% share of the joint venture income is included in other (income) expense, net, under the equity method of accounting after the spin-off of THI.

Net gain from property dispositions

The higher 2006 year-to-date net gains from the sale of property reflects the Company’s sale in the first quarter 2006 of properties previously leased to franchisees.

Other

The primary differences for the other, net decrease in expense of $5.9 million in the second quarter 2007 compared to the second quarter 2006 are $2.0 million less in legal claim reserves and lower asset write-offs.

Interest Expense

The increase of $2.1 million and $5.2 million in interest expense in the second quarter and year-to-date 2007 versus 2006 primarily reflects interest on debt that was established in the fourth quarter 2006 through the sale of a portion of the Company’s 2007 royalty stream. For further information on this transaction, see the Liquidity and Capital Resources section below.

Interest Income

The decrease of $8.4 million and $5.1 million in interest income in the second quarter and year-to-date 2007 versus 2006 primarily reflects a reduction in cash balances as a result of the completion of a modified “Dutch Auction” tender offer in the fourth quarter of 2006, using approximately $800 million of cash, and the completion of an accelerated share repurchase using approximately $280 million of cash in the first quarter 2007.

Income Taxes

The effective income tax rate from continuing operations was 38.2%, and 36.7% for the quarter and year-to-date periods ended July 1, 2007, compared to 37.0% and 52.6% for the respective comparative periods ended July 2, 2006. Income tax expense in 2007 and the second quarter 2006 was impacted by several individually immaterial discrete items that affected the effective rate. The year-to-date 2006 tax expense was also impacted by several discrete items which had a proportionately larger percentage impact due to the significantly lower income from continuing operations before income taxes.

Income from Discontinued Operations

The Company completed its spin-off of THI on September 29, 2006 and completed its sale of Baja Fresh and Cafe Express on November 28, 2006 and July 29, 2007, respectively. Accordingly, the after-tax operating results of THI, Baja Fresh and Cafe Express now appear in the “Discontinued Operations” line on the income statement. Loss from discontinued operations, net of tax, was less than $0.05 million and $38.4 million for second quarters of 2007 and 2006, respectively. Income from discontinued operations, net of tax, was $0.2 million and $18.7 million for year-to-date 2007 and 2006, respectively. The results from discontinued operations for second quarter and year-to-date 2007 only include Cafe Express, while second quarter and year-to-date 2006 includes THI, Baja Fresh and Cafe Express. See also Note 6 to the Consolidated Condensed Financial Statements. The second quarter 2006 loss from discontinued operations was due to after-tax impairment charges of $93.0 million related to Baja Fresh.

COMPREHENSIVE INCOME

Comprehensive income was higher than net income by $12.3 million and $14.1 million for the second quarter and year-to-date of 2007, respectively, and by $13.9 million and $14.6 million for the second quarter and year-to-date of 2006, respectively. The increases in comprehensive income in the second quarter and year-to-date 2007 were comprised of $8.6 million and $9.7 million, respectively, in favorable Canadian foreign translation adjustments, and $3.6 million and $4.4 million, respectively, related to the Company’s pension liability. The second quarter and year-to-date 2006 increases in comprehensive income were comprised of $0.4 million and $1.1 million, respectively, in activity related to the Company’s cash flow hedges. Offsetting the second quarter 2006 strengthening in the Canadian dollar, and included as part of the net favorable accumulated translation adjustments, was a $6.7 million loss, net of taxes of $3.8 million, and a $4.4 million loss, net of taxes of $2.5 million, for year-to-date, related to the Company’s hedge of certain net investment positions. At the end of the second quarter 2007, the Canadian exchange rate was $1.07 versus $1.17 at January 1, 2007. At the end of the second quarter 2006, the Canadian exchange rate was $1.12 versus $1.16 at January 2, 2006.

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

Share repurchases are part of the ongoing financial strategy utilized by the Company, and normally these repurchases come from cash on hand and the cash provided by option exercises. In the first quarter of 2007, the Company also used a portion of the funds received from THI after its initial public offering (“IPO”) to repurchase 9.0 million shares for a total purchase price of $298.0 million, including a $15.5 million price adjustment in the second quarter of 2007 (see Note 12 to the Consolidated Condensed Financial Statements). In the short term, the Company expects cash provided by stock option exercises to decrease as the Company did not grant stock options over the prior two years. The Company granted 0.9 million stock options in the second quarter of 2007 under the 2007 Stock Incentive Plan (the “2007 Plan”) that was approved at its shareholders’ meeting on April 26, 2007. Approximately 2.2 million options were outstanding as of July 1, 2007.

During the second quarter, the Company’s Board of Directors approved a $0.125 quarterly dividend paid to shareholders on May 21, 2007. In February 2007, the Company announced its intention to increase its annual cash dividend from $0.34 per share to $0.50 per share beginning with the quarterly dividend paid in May 2007. In July 2007, the Company’s Board of Directors approved a $0.125 quarterly dividend to be paid to shareholders on August 20, 2007. The Company currently has a $500 million shelf registration and $200 million line of credit, both of which were unused as of July 1, 2007.

The Company maintains a strong balance sheet. Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt BB- and Ba3, respectively. Standard & Poor’s has stated that the Company’s debt ratings remain on credit watch with negative implications. Moody’s has stated that it has placed the Company’s debt ratings on review for possible downgrade (see discussion under “Liquidity and Capital Resources” below).

Comparative Cash Flows

Cash flows from operations provided by continuing operations were $123.5 million compared to $22.6 million for the prior year. The 2007 increase was primarily due to higher income from continuing operations in 2007 versus 2006, $8.7 million net tax refunds year-to-date 2007 versus tax payments in and increases in working capital related to the timing of receipts and disbursements.

Net cash used in investing activities from continuing operations totaled $29.0 million year-to-date 2007 compared to $26.2 million in 2006. The $2.8 million increase in net cash used in 2007 reflects a decrease in proceeds from property dispositions of $36.3 million due to the sale of 12 company operated Wendy’s restaurants and other properties year-to-date 2007 compared to the sale of 59 company operated Wendy’s restaurants year-to-date 2006. Partially offsetting the decrease in property disposition proceeds was a $25.3 million decrease in capital expenditures in 2007 due to lower Wendy’s store development and the receipt of $6.3 million of insurance proceeds related to property losses incurred as a result of hurricanes Katrina and Wilma.

Financing activities from continuing operations used cash of $337.1 million year-to-date 2007 compared to $124.4 million in 2006. The $212.7 million increase in 2007 outflows includes a $77.5 million increase relating to the repurchase of 9.0 million shares of the Company’s common stock in 2007 compared to 3.8 million shares in 2006, a decrease of $105.7 million due to a lower number of 2007 employee stock option exercises compared to 2006, $20.7 million less in 2007 stock-based compensation tax benefits due to the lower number of 2007 employee stock option exercises and $29.5 million in additional 2007 net debt payments. These 2007 net higher outflows were partially offset by lower 2007 dividend payments of $20.6 million. The Company adjusted its annual dividend rate subsequent to the spin-off of THI to reflect the reduced earnings of the Company excluding THI.

Discontinued operations cash flows for operating, investing and financing activities included THI, Baja Fresh and Cafe Express for 2006, while for 2007, discontinued operations cash flows include only Cafe Express. Cash provided by financing activities from discontinued operations of $972.6 million in year-to-date 2006 included proceeds of $716.9 million related to the THI IPO and THI proceeds from the issuance of debt of $439.8 million, net of issuance costs. Partially offsetting these inflows was THI’s repayment of its $200 million Canadian bridge facility in May 2006.

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

In the first quarter of 2007, the Company completed an accelerated share repurchase (“ASR”) of 9.0 million shares for $282.5 million at an initial price of $31.33 plus certain other costs. The repurchased shares were also subject to a purchase price adjustment based upon the weighted average price during the period from the repurchase date until settlement, which occurred in May 2007. The price adjustment increased the per share cost at settlement date to $33.05, resulting in an additional cost of $15.5 million. Since 1998 through July 1, 2007, the Company has repurchased 77.6 million common and other shares exchangeable into common shares for $2.4 billion.

In the fourth quarter of 2006, the Company entered into an agreement to sell approximately 40% of the Company’s U.S. royalty stream for a 14-month period to a third party in return for a cash payment in 2006 of $94.0 million. Royalties subject to the agreement relate to royalties payable to a subsidiary of the Company for both company operated and franchised stores. The cash received in 2006 was classified as debt and as of July 1, 2007, the recorded debt was $66.0 million. This recorded debt amount is expected to be repaid through May 2008 as royalties are received. The agreement related to this transaction will conclude in May 2008.

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

In 2006 and 2005, the Company issued only restricted stock shares, restricted stock units and performance shares (together “restricted shares”) under its existing equity plans. The issuance of restricted shares combined with significant option exercises over the last two years have reduced “overhang” (all approved but unexercised options and restricted shares divided by shares outstanding plus all approved but unexercised options and restricted shares). The Company obtained shareholder approval for the 2007 Plan at its shareholders’ meeting on April 26, 2007. The 2007 Plan provides for equity compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance shares, performance units and share awards (collectively, “Awards”) to eligible employees and directors of the Company or its subsidiaries. The Company began using the 2007 Plan to issue annual stock option grants and long-term performance unit awards in 2007. The 2007 Plan authorizes up to six million common shares for grants of Awards. The common shares offered under the 2007 Plan may be authorized but unissued shares, treasury shares or any combination thereof. The Company expects that approximately 50% of the value of equity awards made in 2007 and subsequent years will be comprised of stock options, with the remaining 50% of the value comprised of performance awards.

In 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“ SEC”) to issue up to $500 million of securities. As of July 1, 2007, the Company was in compliance with its covenants under its $200 million revolving credit facility and the limits of its Senior Notes and debentures. As of July 1, 2007, no amounts under the $200 million credit facility were drawn and all of the $500 million of securities available under the above-mentioned Form S-3 filing remained unused.

Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt as BB- and Ba3, respectively. The ratings were downgraded in the second quarter of 2007 and are considered below investment grade. Following the Company’s announcement on June 18, 2007 that the Special Committee of its Board of Directors (see “Formation of Special Committee” below) had decided to explore a possible sale of the company and is evaluating a possible securitization financing that could be used by a potential acquirer or in a recapitalization of the Company, Standard & Poor’s reduced its rating and issued a statement that the Company’s debt ratings remained on credit watch with negative implications. Moody’s reduced its rating and issued a statement that it had placed the Company’s debt ratings on review for possible downgrade. As a result of the lower debt ratings, the Company could incur an increase in borrowing costs if it were to enter into new borrowing arrangements and can no longer access the capital markets through its commercial paper program. If the ratings should continue to decline, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include, among other things, sales and cost trends, the Company’s cash position, cash flow, capital expenditures and stability of earnings. The Company does not have significant term-debt maturities until 2011. The Company believes it will be able to pay or refinance its debt obligations as they become due based on its financial condition and sources of cash described above.

The Company expects that approximately $3.5 million of its unrecognized tax benefits will be settled within one year and that approximately $20.0 million of its unrecognized tax benefits will be settled in periods later than one year from July 1, 2007.

In the first quarter of 2007, two put options were exercised by landlords. As a result, early in the third quarter of 2007 the Company completed the purchase of 18 buildings for $12.4 million.

MANAGEMENT’S OUTLOOK

New Comprehensive Plan to Focus on the Wendy’s Brand

In October 2006, the Company announced a new plan to drive restaurant-level economic performance focused on product innovation, targeted marketing and operations excellence. Components include:

•	Revitalize Wendy’s Core Brand—The Company will re-focus on its brand essence, “Quality Made Fresh,” centered on Wendy’s core strength, its hamburger business.

•	Streamline and improve operations—Includes a new restaurant services group to improve system-wide restaurant operations standards, while driving improved store profits and operating margins.

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

•	The Company also intends to sell up to 50 of its company operated restaurants to franchisees in 2007 and up to 300 to 400 beginning in 2008, while improving store level profitability first.

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

•	The Company is also prioritizing its strong corporate culture based on the values established by Wendy’s founder Dave Thomas.

Authorization of up to 35.4 million shares for repurchase

In October 2006, the Company’s Board of Directors approved a share repurchase program of up to 35.4 million shares to be implemented over the next 18 to 24 months. The Company utilized the majority of this authorization by conducting a modified “Dutch Auction” tender offer under which in the fourth quarter of 2006 it purchased 22.4 million common shares at a purchase price per share of $35.75. The Company purchased the shares tendered in the offer using existing cash on its balance sheet. In the first quarter of 2007, the Company purchased 9.0 million common shares in an ASR transaction at a final price of $33.05 per share plus certain other costs. As a result, as of July 1, 2007, 4.0 million shares remained under the Board of Directors’ share repurchase authorization.

2007 Guidance

In June 2007, the Company announced its revised 2007 outlook of $295 to $315 million in continuing income before interest, taxes, depreciation and amortization (“EBITDA”) based on operating income of $186 million to $206 million and depreciation and amortization of $109 million. The outlook excludes expenses related to the Board’s Special Committee activities (see below), pension settlement costs and any potential restructuring charges. The primary reasons for the revised outlook are lower-than-planned sales and higher-than-expected commodity costs. EBITDA is used by management as a performance measure for benchmarking against its peers and competitors. The Company believes EBITDA is a useful measure because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in the restaurant industry. The Company’s 2007 projected earnings per share from continuing operations of $1.09 to $1.23 reflects the impact of the 9.0 million shares repurchased in the first quarter of 2007.

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

The Company also continues to focus on its dividend policy, continued share repurchases, an equity-based compensation program for employees and directors and stock ownership guidelines for Company officers. The stock ownership guidelines were revised by the Compensation Committee in April 2007, and call for officers to hold Company stock, in-the-money vested stock options and other vested equity awards in the following amounts:

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

Formation of Special Committee

In April 2007, the Company announced that its Board of Directors, acting unanimously, had formed a Special Committee of independent directors to investigate strategic options for Wendy’s. These options, among other things, included revisions to the Company’s strategic plan, changes to its capital structure, or a possible sale, merger or other business combination. In June 2007, the

Company announced that the Special Committee had decided to explore a more thorough examination of a possible sale of the Company and that the Special Committee was also evaluating a possible securitization financing. There is no specific timeframe to complete the review and there is no assurance that the process will result in any changes to the Company’s current plans. Certain alternatives could affect the Company’s 2007 guidance.

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet” arrangements as of July 1, 2007 and December 31, 2006 as that term is described by the SEC.

MARKET RISK

The Company’s exposure to various market risks remains substantially the same as reported as of December 31, 2006. The Company’s disclosures about market risk are incorporated herein by reference from pages 36 through 38 of the Company’s 2006 Annual Report on Form 10-K filed with the SEC on March 1, 2007.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

SYSTEMWIDE RESTAURANTS

	As of July 1, 2007	As of April 1, 2007	Increase/ (Decrease) From Prior Quarter	As of July 2, 2006	Increase/ (Decrease) From Prior Year
Wendy’s
U.S
Company	1,297	1,308	(11)	1,322	(25)
Franchise	4,661	4,641	20	4,693	(32)

	5,958	5,949	9	6,015	(57)

Canada
Company	145	145	0	148	(3)
Franchise	231	231	0	233	(2)

	376	376	0	381	(5)

Other
International
Company	2	2	0	5	(3)
Franchise	325	331	(6)	342	(17)

	327	333	(6)	347	(20)

Total Wendy’s
Company	1,444	1,455	(11)	1,475	(31)
Franchise	5,217	5,203	14	5,268	(51)

	6,661	6,658	3	6,743	(82)

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

This information is incorporated by reference from the section titled “Market Risk” on page 24 of this Form 10-Q.

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

There have been no material changes in the risk factors disclosed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In addition to the other information set forth in this report, including information under the heading “Formation of Special Committee” in Part I, Item 2 above, the reader should carefully consider the factors discussed in the Company’s Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of common stock in the second quarter of 2007. In March 2007, 9.0 million common shares were repurchased under an accelerated share repurchase (“ASR”) transaction for an initial value of $282.5 million subject to a future contingent-purchase price adjustment based upon the weighted average price during the period from the repurchase date until settlement, which occurred in May 2007. The price adjustment increased the per share cost at settlement date to $33.05, resulting in an additional cost of $15.5 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required to be reported for the Company’s Annual Meeting of Shareholders held April 26, 2007 was previously reported by the Company in Part II Item 4 of its quarterly report on Form 10-Q, for the quarter ended April 1, 2007 and is incorporated by reference herein.

ITEM 6.	EXHIBITS

(a)	Index to Exhibits on Page 28.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S INTERNATIONAL, INC. (Registrant)

Date: August 9, 2007	/s/ Kerrii B. Anderson
Kerrii B. Anderson
Chief Executive Officer and President

Date: August 9, 2007	/s/ Joseph J. Fitzsimmons
Joseph J. Fitzsimmons
Executive Vice President and Chief Financial Officer

Date: August 9, 2007	/s/ Brendan P. Foley, Jr.
Brendan P. Foley, Jr.
Senior Vice President, General Controller and Assistant Secretary

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description	Page No.
10(a)	Sample Performance Unit Award Agreement	29-34

10(b)	Sample Stock Unit Award Agreement (ratable vesting)	35-40

10(c)	Sample Stock Unit Award Agreement (cliff vesting)	41-46

31 (a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	47

31 (b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	48

32 (a)	Section 1350 Certification of Chief Executive Officer	49

32 (b)	Section 1350 Certification of Chief Financial Officer	50

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	51-52

The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instrument do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.