Form 10-Q
period 2007-09-30
WENDYS INTERNATIONAL INC
filed 2007-11-09
CIK 105668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2007
Common shares, $.10 stated value Exhibit index on page 29.	87,394,000 shares

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	(In thousands, except per share data)
	Quarter Ended September 30, 2007	Quarter Ended October 1, 2006
Revenues
Sales	$554,808	$556,681
Franchise revenues	76,339	73,427

	631,147	630,108

Costs and expenses
Cost of sales	334,929	345,751
Company restaurant operating costs	148,577	155,251
Operating costs	6,323	8,323
Depreciation of property and equipment	27,989	31,515
General and administrative expenses	49,253	62,427
Restructuring and Special Committee related charges	15,862	2,002
Other (income) expense, net	(2,864)	(1,616)

Total costs and expenses	580,069	603,653

Operating income	51,078	26,455
Interest expense	(10,355)	(8,872)
Interest income	2,891	14,632

Income from continuing operations before income taxes	43,614	32,215
Income tax expense	14,818	8,523

Income from continuing operations	28,796	23,692
Income from discontinued operations	1,114	45,476

Net income	$29,910	$69,168

Basic earnings per common share from continuing operations	$.33	$.20

Diluted earnings per common share from continuing operations	$.33	$.20

Basic earnings per common share from discontinued operations	$.01	$.39

Diluted earnings per common share from discontinued operations	$.01	$.38

Basic earnings per common share	$.34	$.59

Diluted earnings per common share	$.34	$.58

Dividends declared and paid per common share	$0.125	$.17

Basic shares	87,362	117,715

Diluted shares	88,407	118,290

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	(In thousands, except per share data)
	Year-to-Date Ended September 30, 2007	Year-to-Date Ended October 1, 2006
Revenues
Sales	$1,636,064	$1,627,887
Franchise revenues	218,159	215,012

	1,854,223	1,842,899

Costs and expenses
Cost of sales	996,167	1,021,278
Company restaurant operating costs	453,370	452,781
Operating costs	15,110	42,497
Depreciation of property and equipment	84,790	94,199
General and administrative expenses	151,466	170,162
Restructuring and Special Committee related charges	27,498	31,000
Other (income) expense, net	(9,557)	(7,516)

Total costs and expenses	1,718,844	1,804,401

Operating income	135,379	38,498
Interest expense	(33,460)	(26,753)
Interest income	10,858	27,654

Income from continuing operations before income taxes	112,777	39,399
Income tax expense	40,218	12,302

Income from continuing operations	72,559	27,097
Income from discontinued operations	1,271	64,188

Net income	$73,830	$91,285

Basic earnings per common share from continuing operations	$.81	$.23

Diluted earnings per common share from continuing operations	$.80	$.23

Basic earnings per common share from discontinued operations	$.01	$.55

Diluted earnings per common share from discontinued operations	$.01	$.55

Basic earnings per common share	$.82	$.78

Diluted earnings per common share	$.81	$.78

Dividends declared and paid per common share	$.335	$.51

Basic shares	89,728	116,432

Diluted shares	90,809	117,485

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	(Dollars in thousands)
	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$240,175	$457,614
Accounts receivable, net	88,376	84,841
Deferred income taxes	13,229	29,651
Inventories and other	26,904	30,252
Advertising fund restricted assets	45,446	36,207
Assets held for disposition	11,635	15,455
Current assets of discontinued operations	0	2,712

	425,765	656,732

Property and equipment	2,088,064	2,024,715
Accumulated depreciation	(860,245)	(798,387)

	1,227,819	1,226,328

Goodwill	85,863	85,353
Deferred income taxes	5,786	4,316
Intangible assets, net	3,172	3,855
Other assets	85,959	82,738
Non current assets of discontinued operations	0	1,025

	$1,834,364	$2,060,347

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	(Dollars in thousands)
	September 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$89,502	$93,465
Accrued expenses:
Salaries and wages	34,288	47,329
Taxes	41,063	46,138
Insurance	60,509	57,353
Other	54,027	32,199
Advertising fund restricted liabilities	45,446	28,568
Current portion of long-term obligations	43,216	87,396
Current liabilities of discontinued operations	0	2,218

	368,051	394,666

Long-term obligations
Term debt	521,302	537,139
Capital leases	18,799	18,963

	540,101	556,102

Deferred income taxes	50,514	30,220
Other long-term liabilities	77,439	66,163
Non current liabilities of discontinued operations	0	1,519
Commitments and contingencies
Shareholders’ equity
Preferred stock, Authorized: 250,000 shares	0	0
Common stock, $.10 stated value per share, Authorized: 200,000,000 shares, Issued: 130,220,000 and 129,548,000 shares, respectively	13,022	12,955
Capital in excess of stated value	1,106,826	1,089,825
Retained earnings	1,285,114	1,241,489
Accumulated other comprehensive income (loss):
Cumulative translation adjustments and other	27,572	9,100
Pension liability	(17,097)	(22,546)

	2,415,437	2,330,823
Treasury stock at cost:
42,844,000 and 33,844,000 shares, respectively	(1,617,178)	(1,319,146)

	798,259	1,011,677

	$1,834,364	$2,060,347

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	(In thousands)
	Year-to-Date Ended September 30, 2007	Year-to-Date Ended October 1, 2006
Net cash provided by operating activities from continuing operations	$212,317	$124,355
Net cash provided by (used in) operating activities from discontinued operations	(1,710)	131,285

Net cash provided by operating activities	210,607	255,640

Cash flows from investing activities
Proceeds from property dispositions	20,254	57,576
Proceeds from insurance settlements	8,389	0
Capital expenditures	(88,749)	(90,718)
Acquisitions of franchisees	(2,506)	(5,585)
Other investing activities	(297)	(1,777)

Net cash used in investing activities from continuing operations	(62,909)	(40,504)
Net cash used in investing activities from discontinued operations	(174)	(111,337)

Net cash used in investing activities	(63,083)	(151,841)

Cash flows from financing activities
Proceeds from issuance of debt, net of issuance costs	0	34,996
Excess stock-based compensation tax benefits	5,062	27,720
Proceeds from employee stock options exercised	6,418	119,014
Repurchase of common stock	(298,032)	(220,548)
Principal payments on debt obligations	(54,701)	(36,832)
Dividends paid on common shares	(29,962)	(59,637)

Net cash used in financing activities from continuing operations	(371,215)	(135,287)
Net cash provided by financing activities from discontinued operations	0	796,808

Net cash provided by (used in) financing activities	(371,215)	661,521

Effect of exchange rate changes on cash from continuing operations	3,979	501
Effect of exchange rate changes on cash from discontinued operations	0	4,412
Net increase (decrease) in cash and cash equivalents	(219,712)	770,223

Cash and cash equivalents at beginning of period	457,614	230,560
Add: Cash and cash equivalents of discontinued operations at beginning of period	2,273	162,681
Net increase (decrease) in cash and cash equivalents	(219,712)	770,223
Less: Cash and cash equivalents of discontinued operations at end of period	0	(529)

Cash and cash equivalents at end of period	$240,175	$1,162,935

Supplemental disclosures:
Interest paid from continuing operations	$21,713	$18,311
Interest paid from discontinued operations	0	16,893
Income taxes (refunded) paid	(4,157)	110,902
Capitalized lease obligations incurred from continuing operations	543	1,432
Capitalized lease obligations incurred from discontinued operations	0	3,854
Dividend of THI net assets in conjunction with THI spin-off, including cash of $166.0 million	0	640,137

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 MANAGEMENT’S STATEMENT

In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary for a fair statement of the consolidated condensed financial position of Wendy’s International, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and December 31, 2006, and the consolidated condensed results of operations and comprehensive income (see Note 7) for the quarters and year-to-date periods ended September 30, 2007 and October 1, 2006 and consolidated condensed cash flows for the year-to-date periods ended September 30, 2007 and October 1, 2006. All of these financial statements are unaudited. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2006 Form 10-K. The December 31, 2006 Consolidated Condensed Balance Sheet was derived from the audited Consolidated Financial Statements contained in the Company’s 2006 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

On September 29, 2006, the Company completed the spin-off of its remaining 82.75% ownership in Tim Hortons Inc. (“THI”), the parent company of the business previously reported as the Hortons segment. Accordingly, the results of operations of THI are reflected as discontinued operations for all periods presented. In addition, on November 28, 2006 and July 29, 2007, the Company completed the sale of Baja Fresh and Cafe Express, respectively, and accordingly, the results of operations for these two businesses are also reflected as discontinued operations for all periods presented (see Note 6). Baja Fresh and Cafe Express were previously reported as the Developing Brands segment.

NOTE 2 NET INCOME PER SHARE

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options and restricted stock and restricted stock units (together “restricted shares”), when outstanding and dilutive. For the third quarter and year-to-date periods ended September 30, 2007, 0.9 million and 0.3 million options, respectively, were excluded from the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares in the period, and therefore, they are antidilutive. There were no options excluded from the computation of diluted earnings per common share for the third quarter and year-to-date periods of 2006 as they were all dilutive.

The computations of basic and diluted earnings per common share are shown below:

(In thousands, except per share data)	Quarter Ended		Year-to-Date Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Income from continuing operations for computation of basic and diluted earnings per common share	$28,796	$23,692	$72,559	$27,097
Income from discontinued operations for computation of basic and diluted earnings per common share	1,114	45,476	1,271	64,188

Net income for computation of basic and diluted earnings per common share	$29,910	$69,168	$73,830	$91,285

Weighted average shares for computation of basic earnings per common share	87,362	117,715	89,728	116,432
Effect of dilutive stock options & restricted shares	1,045	575	1,081	1,053

Weighted average shares for computation of diluted earnings per common share	88,407	118,290	90,809	117,485

Basic earnings per common share from continuing operations	$0.33	$0.20	$0.81	$0.23
Basic earnings per common share from discontinued operations	$0.01	$0.39	$0.01	$0.55

Total basic earnings per common share	$0.34	$0.59	$0.82	$0.78

Diluted earnings per common share from continuing operations	$0.33	$0.20	$0.80	$0.23
Diluted earnings per common share from discontinued operations	$0.01	$0.38	$0.01	$0.55

Total diluted earnings per common share	$0.34	$0.58	$0.81	$0.78

NOTE 3 STOCK-BASED COMPENSATION

The Company recorded the following stock compensation expense:

(In thousands)	Quarter Ended		Year-to-Date Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Continuing operations:
Before-tax	$2,097	$2,270	$8,712	$6,244
After-tax	$1,402	$1,407	$5,742	$3,870
Discontinued operations:
Before-tax	$63	$6,490	$254	$9,794
After-tax	$40	$4,023	$161	$6,071
Total:
Before-tax	$2,160	$8,760	$8,966	$16,038
After-tax	$1,442	$5,430	$5,903	$9,941

The decrease in stock compensation expense recognized in continuing operations in the third quarter 2007 compared to the third quarter 2006 includes a pretax adjustment recorded in the third quarter of 2007 of $1.4 million ($0.9 million net of tax) to correct cumulative compensation expense. The adjustment was not material to the current or prior periods. Compared to third quarter 2006, the adjustment was partially offset by 2007 grants representing the fourth layer of equity award grants being expensed. The Company began expensing equity awards in 2004 and prior to the 2007 award, equity award grants vested over four years. The decrease in stock compensation expense recognized in discontinued operations in the quarter and year-to-date periods ended September 30, 2007 compared to the quarter and year-to-date periods ended October 1, 2006 is primarily due to the absence of expense related to THI and Baja Fresh which were disposed of in 2006.

On April 26, 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”), which provides for equity compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance shares, performance units and share awards (collectively, “Awards”) to eligible employees and directors of the Company or its subsidiaries. The 2007 Plan authorizes up to 6 million common shares for grants of Awards. The common shares offered under the 2007 Plan may be authorized but unissued shares, treasury shares or any combination thereof. The Company intends to use the 2007 Plan to issue annual stock option grants and long-term performance unit awards beginning in 2007. The Company expects that approximately 50% of the value of Awards made in 2007 and subsequent years will be comprised of stock options, with the remaining 50% of the value comprised of performance awards. In calculating the fair value of the 0.9 million options granted in the second quarter of 2007, the assumptions used in the Black-Scholes model were expected lives of 4.3 years, expected volatility of 25%, dividend yield of 1.33% and risk free interest rate of 4.55%. The stock options and the performance shares granted in 2007 vest over three years compared to the four year vesting period for awards granted in 2004 through 2006.

NOTE 4 OTHER (INCOME) EXPENSE, NET

The following represents the components of other (income) expense, net on the Consolidated Condensed Statements of Income for each of the periods presented:

(In thousands)	Quarter Ended		Year-to-Date Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Store closure costs	$1,409	$5,481	$5,724	$8,884
Equity investment income	(3,089)	(176)	(8,144)	(545)
Rent revenue	0	(4,885)	0	(14,020)
Net gain from the sale of property	(2,856)	(829)	(4,245)	(5,712)
Gain from insurance proceeds	(2,260)	0	(6,786)	0
Other, net	3,932	(1,207)	3,894	3,877

Other (income) expense, net	$(2,864)	$(1,616)	$(9,557)	$(7,516)

Rent revenues for the quarter and year-to-date periods ended October 1, 2006 represent rent paid by THI to a 50/50 Canadian restaurant real estate joint venture between Wendy’s and THI. After the spin-off of THI and in accordance with accounting principles generally accepted in the United States, this joint venture and, as a result, rent revenues paid by THI, are no longer consolidated in the Company’s financial statements and Wendy’s 50% share of the joint venture income is included in other (income) expense, net as equity investment income for the quarter and year-to-date periods ended September 30, 2007. See Note 10 for discussion of store closure costs. The gain from insurance proceeds represents reimbursements related to property damaged during Hurricane Katrina. The increase in expense in other, net for the quarter ended September 30, 2007 versus

October 1, 2006 primarily includes payment of a loan guarantee related to a franchisee terminated by the Company in 2007 and the absence of favorable legal reserve settlements of $2.9 million which occurred in the third quarter of 2006, partially offset by lower 2007 severance costs.

NOTE 5 INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

The Internal Revenue Service (“IRS”) is conducting an examination of the Company’s U.S. federal income tax returns for the years 2006 and 2007 as part of the IRS’s Compliance Assurance Process program. The Company is before the U.S. Competent Authority for the years 1999 through 2001 as it relates to transfer pricing on royalties and fees between U.S. and Canada. The Company settled its 2005 IRS examination in the third quarter of 2007, and expects to settle the Competent Authority matter by the end of 2007 and the 2006 IRS examination by the end of the first quarter, 2008. Amounts related to IRS examinations of federal income tax returns for 2005 and prior years have been settled and paid.

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

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of January 1, 2007, the Company had accrued approximately $7.1 million of interest and penalties.

The amount of unrecognized tax benefits at September 30, 2007 was approximately $21.7 million. The Company expects that approximately $14.1 million of its liability for unrecognized tax benefits will be settled in the next 12 months. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however the change is not expected to have a material impact on the results of operations or the financial position of the Company.

The effective income tax rate from continuing operations for the quarter and year-to-date periods ended September 30, 2007 was 34.0%, and 35.7%, respectively, compared to 26.5% and 31.2% for the respective comparative periods ended October 1, 2006. Income tax expense in the third quarter 2007 and the third quarter 2006 was impacted by favorable IRS exam settlements and several individually immaterial discrete items that impacted the effective rate. The year-to-date 2006 tax expense was also impacted by several discrete items which had a proportionately larger percentage impact due to the significantly lower income from continuing operations before income taxes.

NOTE 6 DISCONTINUED OPERATIONS

THI

On September 29, 2006, the Company completed the distribution of its remaining 82.75% ownership in THI. The distribution took place in the form of a pro rata common stock dividend to Wendy’s shareholders whereby each shareholder received 1.3542759 shares of THI common stock for each share of Wendy’s common stock held.

The table below presents the significant components of THI operating results included in income from discontinued operations for the quarter and year-to-date periods ended October 1, 2006. THI represented the Hortons segment prior to the spin-off.

(In thousands)	Quarter Ended October 1, 2006	Year-to-Date Ended October 1, 2006
Revenues	$361,552	$1,040,945

Income before income taxes	75,075	232,693
Income tax expense	22,405	49,260
Minority interest expense	10,317	23,604

Income from discontinued operations, net of tax	$42,353	$159,829

Income tax expense for THI for the year-to-date period ended October 1, 2006 reflects the resolution of certain THI tax audits which resulted in a benefit of $11.1 million, a $7.0 million release of deferred Canadian withholding taxes and state income taxes on unremitted foreign earnings, and $3.8 million due to permanent differences for fair value losses on certain foreign currency contracts that were deductible for tax purposes but not for book purposes.

Developing Brands

On November 28, 2006, the Company completed the sale of Baja Fresh, and on July 29, 2007, the Company completed the sale of Cafe Express. The income statement impact of the sale of Cafe Express was not material. Both of these businesses historically comprised the Developing Brands segment. Accordingly, the results of operations of Baja Fresh and Cafe Express are reflected as discontinued operations for all periods presented. The assets and liabilities of Cafe Express were held for sale at December 31, 2006 and were presented as current and non-current assets and liabilities from discontinued operations. On February 28, 2007, in accordance with the terms of the partnership agreement, Wendy’s acquired, at no cost, the remaining 30% of equity of Cafe Express. The Company owned 100% of Cafe Express until it was sold on July 29, 2007. According to the terms of the sale agreements, the dispositions of Baja Fresh and Cafe Express were subject to certain working capital and other adjustments, which have not been finalized. The impact of any such adjustments is not expected to have a material impact on the results of operations of the Company.

The table below presents the significant components of Baja Fresh and Cafe Express operating results included in income from discontinued operations for the quarter and year-to-date periods ended September 30, 2007 and October 1, 2006.

(In thousands)	Quarter Ended September 30, 2007	Quarter Ended October 1, 2006	Year-to-Date Ended September 30, 2007	Year-to-Date Ended October 1, 2006
Revenues	$2,502	$49,762	$19,687	$148,947

Loss before income taxes	(632)	(18,247)	(379)	(150,176)
Income tax benefit	(1,746)	(21,370)	(1,650)	(54,535)

Income (loss) from discontinued operations, net of tax	$1,114	$3,123	$1,271	$(95,641)

The assets and liabilities of Cafe Express are reflected as discontinued operations in the Consolidated Condensed Balance Sheets as of December 31, 2006 and are comprised of the following:

(In thousands)	Year-to-Date Ended December 31, 2006
Cash	$2,273
Accounts receivable, net	124
Inventories and other	315

Total current assets	$2,712

Property and equipment, net	$350
Intangible assets, net	180
Other non-current assets	495

Total non-current assets	$1,025

Accounts payable	$1,476
Accrued liabilities	742

Total current liabilities	$2,218

Other non-current liabilities	$1,519

Total non-current liabilities	$1,519

NOTE 7 CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income and total comprehensive income are shown below:

(In thousands)	Quarter Ended		Year-to-Date Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income	$29,910	$69,168	$73,830	$91,285

Other comprehensive income:
Translation adjustments, net of tax	8,799	(3,996)	18,472	9,483
Cash flow hedges:
Net change in fair value of derivatives, net of tax	0	(1,433)	0	(7,705)
Amounts realized in earnings during the period, net of tax	0	385	0	7,758

Total cash flow hedges	0	(1,048)	0	53

Pension liability (net of tax of $697 for the quarter ended September 30, 2007 and $3,367 for the year-to-date period ended September 30, 2007)	1,054	0	5,449	0

Total other comprehensive income	9,853	(5,044)	23,921	9,536

Total comprehensive income	$39,763	$64,124	$97,751	$100,821

Other comprehensive income is primarily comprised of translation adjustments related to fluctuations in the Canadian dollar and changes in the Company’s pension liability. In the first three quarters of 2006, other comprehensive income also included activity related to the Company’s cash flow hedges. There was a strengthening in the Canadian dollar during the third quarter and year-to-date periods of 2007 and during the year-to-date period ended October 1, 2006. Partially offsetting the 2006 year-to-date strengthening of the Canadian dollar was a $4.4 million loss, net of taxes of $2.5 million, related to the settlement of the Company’s hedge of certain net investment positions. This after-tax loss is included in the 2006 year-to-date translation adjustments component of other comprehensive income. At the end of the third quarter 2007, the Canadian exchange rate was $0.99 versus $1.07 at July 1, 2007 and $1.17 at December 31, 2006. At the end of the third quarter 2006, the Canadian exchange rate was $1.12 versus $1.12 at July 2, 2006 and $1.16 at January 1, 2006.

NOTE 8 CASH FLOWS

In order to maintain comparability between periods, intercompany cash flows have been eliminated from the appropriate cash flow lines in the Company’s Consolidated Condensed Statements of Cash Flows. During the nine-month period ended September 30, 2007, intercompany cash flows included net cash payments of $0.4 million from Wendy’s to Cafe Express for intercompany trade payables and taxes. These payments have been eliminated as a cash outflow from continuing operations’ operating activities and as a cash inflow from discontinued operations’ operating activities, respectively.

During the nine month period ended October 1, 2006, intercompany cash flows included $960.0 million in net cash payments made by THI to Wendy’s for payment of an intercompany note from Wendy’s. The $960.0 million payment has been eliminated as a cash outflow from discontinued operations’ financing activities and as a cash inflow from continuing operations’ financing activities, respectively. Intercompany cash flows also included payments made by THI to Wendy’s totaling $25.6 million in intercompany interest and intercompany trade payables. These payments have been eliminated as a cash outflow from discontinued operations’ operating activities and as a cash inflow from continuing operations’ operating activities, respectively.

Intercompany cash flows for the nine month period ended October 1, 2006 also included net cash payments from Baja Fresh to Wendy’s for $0.4 million for intercompany trade payables. These payments have been eliminated as a cash inflow from continuing operations’ operating activities and as a cash outflow from discontinued operations’ operating activities, respectively. Additionally, during the nine-month period ended October 1, 2006, Cafe Express made net cash payments of $0.7 million to Wendy’s for intercompany trade payables. These payments have been eliminated as a cash inflow from continuing operations’ operating activities and as a cash outflow from discontinued operations’ operating activities, respectively.

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

The table below presents amortizable intangible assets as of September 30, 2007 and December 31, 2006:

(In thousands)	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and trademarks	$452	$(452)	$0	$452	$(424)	$28
Purchase options	2,500	(2,112)	388	7,500	(6,680)	820
Other	4,982	(2,198)	2,784	4,956	(1,949)	3,007

	$7,934	$(4,762)	$3,172	$12,908	$(9,053)	$3,855

The $5.0 million change in the gross carrying amount and accumulated amortization of purchase options reflects the expiration of an option to purchase properties in Utah.

Included in other above is $2.6 million and $2.9 million as of September 30, 2007 and December 31, 2006, respectively, net of accumulated amortization of $2.2 million and $1.9 million, respectively, related to the use of the name and likeness of Dave Thomas, the late founder of Wendy’s.

Total intangibles amortization expense was $0.1 million and $0.7 million for the quarter and year-to-date periods ended September 30, 2007 respectively, and $0.3 million and $0.8 million for the quarter and year-to-date periods ended October 1, 2006, respectively. The estimated annual intangibles amortization expense for the years 2008 through 2012 is less than $0.5 million.

Goodwill was $85,863 and $85,353 at September 30, 2007 and December 31, 2006, respectively. The change in goodwill represents translation adjustments on Canadian dollar denominated goodwill.

NOTE 10 FIXED ASSET DISPOSITIONS AND IMPAIRMENTS

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified assets with a net book value of $11.6 million and $15.5 million as assets held for disposition on the Consolidated Condensed Balance Sheets as of September 30, 2007 and December 31, 2006, respectively. The assets are sites that are no longer being depreciated and are classified as held for disposition based on the Company’s intention to sell these assets within the next 12 months. At September 30, 2007, the net book value of assets held for disposition includes $7.0 million of land and $4.6 million of buildings and leasehold improvements.

During the quarter ended September 30, 2007, the Company sold seven sites previously classified as held for disposition, with a net book value of $3.3 million, for a net gain of $1.2 million, which is classified as other (income) expense, net on the Consolidated Condensed Statements of Income. During the third quarter of 2007, four additional sites with a net book value of $2.7 million were designated as held for disposition. The Company recognized impairment charges of $1.0 million in the third quarter of 2007 related to these sites, which were recorded in other (income) expense, net on the Consolidated Condensed Statements of Income.

Additionally, during the quarter ended September 30, 2007, the Company sold 14 sites not classified as held for disposition with a net book value of $3.1 million. The Company recognized a gain of $2.8 million from these sales, of which $1.7 million is classified as other (income) expense, net and $1.0 million is classified in franchise revenues on the Consolidated Condensed Statements of Income for sites sold to franchisees.

During the nine months ended September 30, 2007, the Company sold 19 sites classified as held for disposition at December 31, 2006, with a net book value of $7.7 million, for a net gain of $2.8 million, of which $2.5 million is classified as other (income) expense, net and $0.3 million is classified in franchise revenues on the Consolidated Condensed Statements of Income for sites sold to franchisees. Also during the nine months ended September 30, 2007, the Company sold 26 sites not classified as held for disposition with a net book value of $5.5 million. The Company recognized a gain of $4.1 million from these sites, of which $1.8 million is classified as other (income) expense, net and $2.3 million is classified as franchise revenues on the Consolidated Condensed Statements of Income. Year-to-date 2007, seven sites with a net book value of $4.2 million were designated as held for disposition. The Company recognized impairment charges of $1.3 million in the first nine months of 2007 related to Wendy’s sites expected to be sold which were recorded in other (income) expense, net on the Consolidated Condensed Statements of Income.

During the third quarter and year-to-date of 2007, the Company incurred $1.4 million and $5.7 million, respectively, of store closing and asset impairment charges, compared to $5.5 million and $8.9 million in 2006 which are included in other (income) expense, net on the Consolidated Condensed Statements of Income. These amounts include the impairment charges referred to above as well as lease termination costs and other asset write-offs.

NOTE 11 RESTRUCTURING RESERVES

In 2006, the Company accrued restructuring costs related to its voluntary enhanced retirement plan and reduction in force and accrued professional fees and other costs as part of a cost reduction plan. Most of these costs were paid in 2006. Additional costs have also been recorded in 2007.

The table below presents a reconciliation of the beginning and ending restructuring liabilities (included in accrued expenses – other) at January 1, 2007 and September 30, 2007, respectively:

(In thousands)	Enhanced Retirement	Reduction in Force	Professional Fees	Total
Balance at January 1, 2007	$18	$6,498	$141	$6,657
Expensed during the period	0	2,508	573	3,081
Paid during the period	0	(7,652)	(673)	(8,325)
Adjustments	(18)	1,166	(31)	1,117

Balance at September 30, 2007	$0	$2,520	$10	$2,530

In addition to the restructuring liabilities recorded in 2006 and 2007, in the third quarter and year-to-date periods ended September 30, 2007, the Company recognized pretax pension settlement charges of $1.0 million and $6.4 million, respectively (see also Note 14). In the third quarter and year-to-date periods ended September 30, 2007, the Company also accrued severance and related benefit costs of $1.5 million and $2.5 million, respectively, and year-to-date 2007 accrued professional fees of $0.6 million, primarily related to relocation costs and outplacement services. The adjustments in the table above primarily reflect the reclassification of certain severance liabilities from long-term to current liabilities. As of September 30, 2007, all amounts related to this cost reduction plan are classified as current liabilities.

The 2007 and 2006 restructuring costs are presented in the Restructuring and Special Committee related charges line on the Consolidated Condensed Statements of Income.

The Restructuring and Special Committee related charges line on the Consolidated Condensed Statements of Income for the third quarter and year-to-date periods ended September 30, 2007 also includes $13.4 million and $18.1 million, respectively, of primarily financial and legal advisory fees related to the activities of the Special Committee formed by the Company’s Board of Directors. The Special Committee was formed to investigate strategic options including, among other things, revisions to the Company’s strategic plan, changes to its capital structure, or a possible sale, merger or other business combination. No Special Committee costs were recorded in 2006.

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

NOTE 13 GUARANTEES AND INDEMNIFICATIONS

The Company has guaranteed certain lease and debt payments primarily related to franchisees, amounting to $163.8 million for the continuing Wendy’s business. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for certain leases amounting to $20.4 million. These leases have been assigned to unrelated third parties, who have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $6.6 million in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years.

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

The Crew Plan discontinued employee participation and accruing additional employee benefits in 2001. In February 2006, the Company announced that it would freeze the ABP Plan as of December 31, 2006. Beginning January 1, 2007, no new participants entered the ABP Plan, although participant account balances continue to receive interest credits of approximately 6% in 2007 on existing account balances. Beginning January 1, 2007, Company benefits credited to ABP Plan participant accounts which were historically made based on a percentage of participant salary and years of service are no longer made. Freezing of the ABP Plan was accounted for as a curtailment in the first quarter of 2006 under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and during the first quarter 2006, the Company recorded a $0.1 million curtailment charge related to service cost unrecognized prior to freezing the ABP Plan. In the fourth quarter of 2006, the Company decided to terminate the Plans. The Company has requested termination determination letters on the Plans from the IRS and has received approval of the termination by the Pension Benefit Guaranty Corporation. Once approved by the IRS, the Company intends to distribute individual account balances or purchase annuities to settle the account balances. The Company makes contributions to the Plans in amounts sufficient, on an actuarial basis, to fund at a minimum, the Plans’ normal cost on a current basis, and to fund the actuarial liability for past service costs in accordance with Department of Treasury regulations. The Company does not expect to make contributions to its pension plans in 2007.

The Company had previously disclosed it expected to recognize settlement charges of $50 to $60 million when the Plans are terminated. Of this, $6.6 million in non-cash pension settlement charges has been recognized in 2007 (of which, $6.4 million was reflected in restructuring charges), which reflected approximately $17 million of cash distributions made to participants from the Plans during the nine month period ended September 30, 2007. These distributions reduced both Plan assets and the accumulated benefit obligation. Based upon updated information, the Company now expects to recognize future pretax settlement charges up to $35 million, including up to $10 million in cash contributions to fund the Plans’ obligations when the Plans are terminated.

Net periodic pension cost for the Plans for the quarter and year-to-date periods ended September 30, 2007 and October 1, 2006 consisted of the following:

(In thousands)	Quarter Ended		Year-to-Date Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Service cost	$0	$1,467	$0	$4,567
Interest cost	935	1,528	3,603	4,239
Expected return on plan assets	(847)	(1,964)	(3,335)	(6,042)
Amortization of prior service cost	0	(119)	0	(319)
Amortization of net loss	564	860	1,990	2,740

Net periodic pension cost	$652	$1,772	$2,258	$5,185

NOTE 15 REVENUES

Revenues consisted of the following:

(In thousands)	Quarter Ended		Year-to-Date Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Retail sales:
Sales from company operated restaurants	$531,006	$530,404	$1,563,842	$1,553,847
Product sales to franchises	23,802	26,277	72,222	74,040

	554,808	556,681	1,636,064	1,627,887
Franchise revenues:
Rents and royalties	74,698	72,844	213,861	211,072
Franchise fees	646	533	1,681	1,555
Net gains on sales of properties to franchisees	995	50	2,617	2,385

	76,339	73,427	218,159	215,012

Total revenues	$631,147	$630,108	$1,854,223	$1,842,899

NOTE 16 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 17 SUBSEQUENT EVENT

On November 7, 2007, the Company executed an amendment to the Tax Sharing Agreement with THI which will reduce the Company’s liability to THI by approximately $5 million.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Wendy’s International, Inc. and subsidiaries (the “Company”) completed the spin-off of Tim Hortons Inc. (“THI”) on September 29, 2006, the sale of Baja Fresh on November 28, 2006 and the sale of Cafe Express on July 29, 2007. Accordingly, the after-tax operating results of THI, Baja Fresh and Cafe Express now appear in the income from discontinued operations line on the Consolidated Condensed Statements of Income.

Income from continuing operations improved 21.5% in the third quarter 2007, from $23.7 million in 2006 to $28.8 million in 2007. Year-to-date 2007 income from continuing operations improved 167.8%, from $27.1 million in 2006 to $72.6 million in 2007. The year over year improvements were driven by stronger operating income, which improved 93.1% in the third quarter 2007 over the third quarter 2006 and improved 251.7% year-to-date 2007 over 2006. Both 2007 and 2006 third quarter and year-to-date results were impacted by restructuring charges and 2007 results were impacted by costs associated with the Board of Director’s Special Committee which was formed to investigate strategic options for the Company (see “Management’s Outlook” section below). Without the restructuring and Special Committee related charges as shown on the Consolidated Condensed Statements of Income, third quarter 2007 adjusted operating income was higher than 2006 by $38.5 million, or 135.2%, and year-to-date 2007 adjusted operating income was higher than 2006 by $93.4 million, or 134.4%. The Company uses adjusted operating income as an internal measure of operating performance. Management believes adjusted operating income provides a meaningful perspective of the underlying operating performance of the business.

The improved operating income results from continuing operations for the third quarter 2007 were driven by higher company operated restaurant margins (see below), reduced general and administrative costs of $13.2 million, resulting primarily from the Company’s 2006 cost reduction efforts and lower insurance costs, and $3.5 million in lower depreciation reflecting reduced new store construction and asset dispositions. Company operated restaurant margins in the third quarter 2007 improved by 270 basis points over the third quarter 2006 primarily reflecting positive sales, including menu price increases tied to the Company’s market based pricing strategy, and labor efficiencies. Third quarter 2007 U.S. company operated restaurant margins improved by 330 basis points over third quarter 2006. The reported company operated restaurant margin basis point improvement would have been higher without the impact of rising commodity prices which negatively impacted U.S. company operated store margins 140 basis points in the third quarter 2007 compared to the third quarter 2006.

The improved operating income results from continuing operations year-to-date 2007 were driven primarily by the same factors described above for the third quarter improvements. Year-to-date 2007 company operated restaurant margins (see below) were higher than 2006 by 190 basis points, general and administrative costs were $18.7 million below 2006, resulting primarily from the Company’s 2006 cost reduction efforts and lower insurance costs, and $9.4 million in lower depreciation reflecting reduced new store construction and asset dispositions. Also impacting 2006 results were incremental advertising contributions of $25.0 million to the Wendy’s National Advertising Program (“WNAP”) that did not recur in 2007.

Other factors that impacted the comparability of results included 2007 gains on the sale of properties and from insurance proceeds totaling $5.1 million and $11.0 million in the quarter and year-to-date, respectively, compared to 2006 gains on the sale of properties of $0.8 million and $5.7 million in the quarter and year-to-date, respectively. Also, the 2007 results included $1.4 million and $5.7 million in store closure charges in the quarter and year-to-date, respectively, compared to 2006 store closure charges of $5.5 million and $8.8 million in the quarter and year-to-date, respectively. Third quarter 2007 results also reflected less favorable legal reserve settlements compared to 2006 of $2.9 million. In addition, operating income was $2.1 million and $6.0 million lower in the 2007 third quarter and year-to-date, respectively, because the Company’s 50/50 Canadian restaurant real estate joint venture with THI is no longer consolidated since the spin-off of THI in September 2006.

Average same-store sales results for U.S. company and franchised restaurants as a percentage change for the third quarter and year-to-date 2007 versus prior year are listed in the table below and show improvement in the third quarter and year-to-date 2007. One of the key indicators in the restaurant industry that management monitors to assess the health of the Company is average same-store sales. Franchisee operations are not included in the Company’s financial statements; however, franchisee sales result in royalties and rental income, which are included in the Company’s franchise revenues.

	Quarter Ended		Year-to-Date Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
U.S. company	0.2%	4.1%	1.5%	(0.0)%
U.S. franchise	1.3%	3.9%	1.8%	(0.1)%

A summary of systemwide restaurants is included on page 26.

The Company’s reported net income was $29.9 million for third quarter 2007 compared to $69.2 million for third quarter 2006. Year-to-date 2007, the Company’s net income was $73.8 million compared to $91.3 million in the first nine months of 2006. The 2007 reported net income declined because THI results were included in the Company’s 2006 results as part of income from discontinued operations but are not included in the Company’s 2007 results. The 2006 discontinued operations results also included after tax impairment charges of $5.5 million and $98.5 million for Baja Fresh in the third quarter and year-to-date, respectively, which are not included in the Company’s reported 2007 third quarter and year-to-date results.

Company Operated Restaurant Margins

The Company’s restaurant margins are computed as sales from company operated restaurants less cost of sales from company operated restaurants and company restaurant operating costs, divided by sales from company operated restaurants. Depreciation is not included in the calculation of company operated restaurant margins. Company operated restaurant margins improved to 12.4% in the quarter and 11.0% year-to-date 2007, compared to 9.7% in the quarter and 9.1% year-to-date in 2006, primarily reflecting positive sales, including menu price increases tied to the Company’s market based pricing strategy, and labor efficiencies.

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

The $1.9 million decrease in sales in 2007 versus 2006 for the quarter is attributable to a decline in the number of company operated restaurants, partially offset by higher sales in Canada, a stronger Canadian dollar and the impact of additional sales from the Company’s new breakfast program. The $8.2 million increase in year-to-date sales in 2007 versus 2006 reflects the impact of positive average same-store sales at company operated U.S. and Canada restaurants, including the impact of the Company’s market-based pricing approach and the impact of additional sales from the Company’s new breakfast program, and a stronger Canadian dollar partially offset by 42 fewer company operated restaurants, a 2.9% decline. Total company operated restaurants open at September 30, 2007 were 1,431 versus 1,473 at October 1, 2006.

The following table presents information for U.S. company operated restaurants for the quarter and year-to-date periods ended September 30, 2007 and October 1, 2006, respectively:

	Quarter Ended		Year-to-Date Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
U.S. average same-store sales increase (decrease)	0.2%	4.1%	1.5%	(0.0)%
U.S. company operated restaurants open	1,288	1,320	1,288	1,320

Franchise Revenues

The Company’s franchise revenues include royalty income from franchisees, rental income from properties leased to franchisees, gains from the sales of properties to franchisees and franchise fees. Franchise fees cover charges for various costs and expenses related to establishing a franchisee’s business.

The $2.9 million increase in franchise revenues in 2007 versus 2006 for the quarter includes the impact of positive franchisee average same-store sales, higher gains on the sales of stores to franchisees of $0.9 million and lower reserve allowances. Partially offsetting these improvements, franchise rent revenues related to the Company’s 50/50 Canadian restaurant real estate joint venture with THI declined $1.6 million from the third quarter 2006. This 50/50 joint venture is no longer consolidated since the spin-off of THI. As a result, rental income received by the joint venture is no longer reflected on the Company’s Consolidated Condensed Statements of Income and the Company’s 50% share of the joint venture’s income is recorded under the equity method of accounting in other (income) expense, net.

The $3.1 million increase in year-to-date franchise revenues in 2007 versus 2006 primarily reflects higher royalties due to higher U.S. franchisee average same-store sales more than offsetting a decline in the number of franchise restaurants. Higher year-to-date royalties more than offset the year-to-date $4.2 million rent revenue decline related to the Company’s 50/50 joint venture with THI described above. Total franchise restaurants open at September 30, 2007 were 5,202 versus 5,268 at October 1, 2006.

The following table presents information for U.S. franchised restaurants for the quarters and year-to-date periods ended September 30, 2007 and October 1, 2006, respectively:

	Quarter Ended		Year-to-Date Ended
	September 30, 2007	October 30, 2006	September 30, 2007	October 1, 2006
U.S. average same-store sales increase (decrease)	1.3%	3.9%	1.8%	(0.1)%
U.S. franchise restaurants open	4,644	4,692	4,644	4,692

Cost of Sales

Cost of sales includes food, paper and labor costs for company operated restaurants, and the cost of goods sold to franchisees related to kids’ meal toys and from the Company’s bun baking facilities. Of the total cost of sales, U.S. company operated restaurant cost of sales comprised approximately 83% in each period presented, while the remainder primarily represented Canadian company operated restaurants. Overall, cost of sales as a percent of sales improved 170 basis points in the third quarter and 180 basis points year-to-date 2007, from 62.1% in 2006 to 60.4% in 2007 in the quarter and from 62.7% to 60.9% year-to-date 2006 and 2007, respectively.

U.S. company operated restaurant 2007 cost of sales as a percent of U.S. company operated restaurant gross sales were 58.8% for the quarter and 59.2% year-to-date, compared with 60.6% for the third quarter and 61.2% year-to-date in 2006. U.S. food and paper costs in 2007 were 32.2% for the quarter and 32.2% for the year-to-date of U.S. company operated restaurant gross sales, compared with 33.3% and 33.6% in 2006. The improvement in 2007 versus 2006 primarily reflects menu price increases and an improved mix of products sold, partially offset by higher commodity costs. Rising commodity prices negatively impacted U.S. company operated store margins 140 basis points in the third quarter 2007 compared to the third quarter 2006.

U.S. 2007 labor costs were 26.6% and 27.0% in the third quarter and year-to-date, respectively, of U.S. company operated restaurant gross sales, compared with 27.3% and 27.6% in 2006. The improvement in 2007 versus 2006 primarily reflects menu price increases and labor cost-saving initiatives, offset by an average wage increase of approximately 4%.

Company Restaurant Operating Costs

Company restaurant operating costs include costs necessary to manage and operate company restaurants, except cost of sales and depreciation. Of the total company restaurant operating costs, U.S. company stores comprised approximately 90% in each period presented, while the remainder primarily represented Canadian company stores. As a percent of sales, company restaurant operating costs decreased to 26.8% and 27.7% in third quarter and year-to-date 2007, respectively, from 27.9% and 27.8% in 2006. The third quarter 2007 decrease primarily reflects lower expenses as a result of the Company’s 2006 cost savings initiatives and other lower store operating expenses, including lower utility, bonus and insurance costs. The 2007 year-to-date improvement as a percent of sales over 2006 also reflects lower expenses as a result of the Company’s 2006 cost savings initiatives and better leverage of these costs on higher sales.

In addition to the above, prior to the spin-off of THI, the Company consolidated its 50/50 Canadian restaurant real estate joint venture with THI. In accordance with accounting principles generally accepted in the United States, at the time of the THI spin-off the Company began accounting for this investment under the equity method of accounting. As a result of this change in accounting, 2007 third quarter and year-to-date company restaurant operating costs included rental expense paid to the joint venture by the Company which prior to the spin-off of THI eliminated in consolidation. This resulted in higher third quarter and year-to-date 2007 rent expense in company restaurant operating costs of $1.7 million and $4.6 million, respectively.

Operating Costs

Operating costs include rent expense and other costs related to properties subleased to franchisees, other franchisee related costs and costs related to operating and maintaining the Company’s bun baking facilities.

The $2.0 million decrease in operating costs in the third quarter 2007 compared to the third quarter 2006 reflects the absence of $2.0 million in rent expense of the 50/50 Canadian restaurant real estate joint venture with THI. The 50/50 Canadian restaurant real estate joint venture is no longer consolidated since the spin-off of THI. The $27.4 million year-to-date 2007 decline in operating expense compared to 2006 includes the absence of rents from the 50/50 Canadian restaurant real estate joint venture with THI that is no longer consolidated and $25.0 million in 2006 special advertising expense that did not recur in 2007. These advertising amounts were in the form of contributions to WNAP in the first half of 2006.

Depreciation of Property and Equipment

The reduction in depreciation of property and equipment in the third quarter and year-to-date 2007 versus 2006 of $3.5 million and $9.4 million, respectively, reflects lower depreciation related to reduced new store construction, asset dispositions and the absence of depreciation related to the 50/50 Canadian restaurant real estate joint venture with THI, which is no longer consolidated since the spin-off of THI.

General and Administrative Expenses

General and administrative expenses decreased $13.2 million, or 21.1%, to $49.3 million in the third quarter 2007 versus 2006 and decreased $18.7 million, or 11.0%, versus 2006 year-to-date. As a percent of revenues, general and administrative expenses for the third quarter 2007 were lower compared to prior year at 7.8% versus 9.9% for the third quarter 2006 and 8.2% in 2007 versus 9.2% in 2006 for the year-to-date. The dollar and percent decrease in the third quarter 2007 primarily reflects lower salaries and benefits of $3.3 million as the result of the elimination of positions in 2006, lower insurance costs reflecting better claim experience and supplemental directors and officers coverage incurred in 2006 related to the spin-off of THI and generally lower costs. The dollar and percent decrease year-to-date 2007 primarily reflects the factors described for the third quarter comparison, partially offset by higher marketing expenses for new products and breakfast of $3.3 million and higher stock compensation expense of $2.7 million.

Restructuring and Special Committee Related Charges

For the 2006 third quarter and year-to-date, the Company accrued restructuring costs of $2.0 million and $31.0 million, respectively, related to its voluntary enhanced retirement plan, reduction in force and professional fees as part of a cost reduction plan. In addition to the restructuring liabilities accrued in 2006, in the third quarter and year-to-date 2007 the Company recorded $2.4 million and $9.4 million, respectively, in restructuring charges. The 2007 restructuring charge amounts were primarily comprised of $1.0 million and $6.4 million in non-cash pension settlement charges recorded in the third quarter and year-to-date, respectively. Based on pension settlement charges recorded through the third quarter 2007, current interest rates and current estimates, the Company expects to recognize additional future pretax settlement charges of up to $35.0 million, including up to $10.0 million in cash contributions to settle the pension plans’ obligations. The timing of future pension settlement charges depends primarily on obtaining regulatory approval to terminate the Company’s pension plans.

The 2007 third quarter and year-to-date amounts reflected in this line also include $13.4 million and $18.1 million, respectively, in primarily financial and legal advisory fees related to the activities of the Special Committee formed by the Company’s Board of Directors (see Management’s Outlook section for a further description). No Special Committee costs were recorded in 2006.

Other (Income) Expense, Net

Other (income) expense, net includes amounts that are not directly related to the Company’s primary business. These include expenses related to store closures, sales of properties to non-franchisees, joint venture income and reserves for legal issues.

The following is a summary of other (income) expense, net for the periods indicated:

(In thousands)	Quarter Ended		Year-to-Date Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Store closure costs	$1,409	$5,481	$5,724	$8,884
Equity investment income	(3,089)	(176)	(8,144)	(545)
Rent revenue	0	(4,885)	0	(14,020)
Net gain from the sale of property	(2,856)	(829)	(4,245)	(5,712)
Gain from insurance proceeds	(2,260)	0	(6,786)	0
Other, net	3,932	(1,207)	3,894	3,877

Other (income) expense, net	$(2,864)	$(1,616)	$(9,557)	$(7,516)

Store closure costs

Store closure costs included above for the quarter and year-to-date 2007 and 2006 include asset impairments and write-offs and lease termination costs associated with store closures.

Equity investment income

Equity investment income in the third quarter and year-to-date 2007 primarily includes equity income recorded from the Company’s 50/50 Canadian restaurant real estate joint venture with THI. Prior to the spin-off of THI on September 29, 2006, this joint venture was consolidated. Only the Company’s 50% share of the joint venture income is included in other (income) expense, net, under the equity method of accounting after the spin-off of THI.

Rent revenue

Rent revenue in the third quarter and year-to-date 2006 represents rent paid by THI to the 50/50 Canadian restaurant real estate joint venture which was consolidated and included in continuing operations prior to the spin-off of THI in September 2006. After the spin-off of THI, this joint venture is no longer consolidated in the Company’s financial statements and, as a result, the rent revenues are no longer recognized.

Net gain from property dispositions

Third quarter 2007 net gains from the sale of property exceeded third quarter 2006 by $2.0 million while year-to-date 2006 net gains from the sale of property were higher than 2007 due primarily to the Company’s sale in the first quarter 2006 of properties previously leased to franchisees.

Other

The primary differences for the other increase in net expense of $5.1 million in the third quarter 2007 compared to the third quarter 2006 are $2.9 million due to less favorable legal reserve settlements which occurred in the third quarter 2006 which did not recur in 2007, $0.9 million due to a satisfaction of a loan guarantee for a franchisee terminated by the Company in 2007 and higher 2007 asset write-offs.

Interest Expense

The increase of $1.5 million and $6.7 million in interest expense in the third quarter and year-to-date 2007 versus 2006, respectively, primarily reflects interest on debt that was incurred in the fourth quarter 2006 through the sale of a portion of the Company’s 2007 royalty stream. (For further information on this transaction, see the Liquidity and Capital Resources section below.)

Interest Income

The decrease of $11.7 million and $16.8 million in interest income in the third quarter and year-to-date 2007 versus 2006, respectively, primarily reflects a reduction in cash balances as a result of the completion of a modified “Dutch Auction” tender offer in the fourth quarter of 2006, using approximately $800 million of cash, and the completion of an accelerated share repurchase using approximately $280 million of cash in the first quarter 2007.

Income Taxes

The effective income tax rate from continuing operations was 34.0%, and 35.7% for the quarter and year-to-date periods ended September 30, 2007, respectively, compared to 26.5% and 31.2% for the respective comparative periods ended October 1, 2006. Income tax expense in the third quarter 2007 and the third quarter 2006 was impacted by favorable Internal Revenue Service exam settlements and several individually immaterial discrete items that impacted the effective rate. The year-to-date 2006 tax expense was also impacted by several discrete items which had a proportionately larger percentage impact due to the significantly lower income from continuing operations before income taxes.

Income from Discontinued Operations

The Company completed its spin-off of THI on September 29, 2006 and completed its sale of Baja Fresh and Cafe Express on November 28, 2006 and July 29, 2007, respectively. Accordingly, the after-tax operating results of THI, Baja Fresh and Cafe Express now appear in the “Discontinued Operations” line on the income statement. Income from discontinued operations, net of tax, was $1.1 million and $45.5 million for third quarters of 2007 and 2006, respectively. Income from discontinued operations, net of tax, was $1.3 million and $64.2 million for year-to-date 2007 and 2006, respectively. The decline from 2006 income from discontinued operations was because THI results were included in the 2006 results but are not included in the Company’s 2007 results. The 2006 income from discontinued operations also included after tax impairment charges of $5.5 million and $98.5 million for Baja Fresh in the third quarter and year-to-date, respectively, which are not included in the Company’s reported 2007 third quarter and year-to-date results.

COMPREHENSIVE INCOME

Comprehensive income was higher than net income by $9.9 million and $23.9 million for the third quarter and year-to-date 2007, respectively. Comprehensive income was lower than net income by $5.0 million for the third quarter 2006 and higher by $9.5 million for year-to-date 2006. The increases in comprehensive income in the third quarter and year-to-date 2007 were comprised of $8.8 million and $18.5 million, respectively, in favorable Canadian foreign translation adjustments, and $1.1 million and $5.4 million, respectively, related to the Company’s pension liability. The third quarter 2006 decrease in comprehensive income included a $4.0 million translation adjustment loss and a $1.0 million loss related to the Company’s cash flow hedges. As of the end of the third quarter 2006, comprehensive income included a $9.5 million translation adjustment gain. At the end of the third quarter 2007, the Canadian exchange rate was $0.99 versus $1.17 at December 31, 2006. At the end of the third quarter 2006, the Canadian exchange rate was $1.12 versus $1.16 at January 1, 2006.

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

Share repurchases are part of the ongoing financial strategy utilized by the Company, and normally these repurchases come from cash on hand and the cash provided by option exercises. In the first quarter of 2007, the Company also used a portion of the funds received from THI after its initial public offering (“IPO”) to repurchase 9.0 million shares for a total purchase price of $298.0 million, including a $15.5 million price adjustment in the second quarter of 2007 (see Note 12 to the Consolidated Condensed Financial Statements). In the short term, the Company expects cash provided by stock option exercises to decrease as the Company did not grant stock options over the prior two years. The Company granted 0.9 million stock options in the second quarter of 2007 under the 2007 Stock Incentive Plan (the “2007 Plan”) that was approved at its shareholders’ meeting on April 26, 2007. Approximately 2 million options were outstanding as of September 30, 2007.

In February 2007, the Company announced its intention to increase its annual cash dividend from $0.34 per share to $0.50 per share beginning with the quarterly dividend paid in May 2007. Since then the Company’s Board of Directors has approved a $0.125 quarterly dividend in the second and third quarter and most recently approved a $0.125 quarterly dividend to be paid to shareholders of record on November 5, 2007.

The Company currently has a $500 million shelf registration and $200 million line of credit, both of which were unused as of September 30, 2007.

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

Comparative Cash Flows

Cash flows from operations provided by continuing operations were $212.3 million compared to $124.4 million for the prior year. The 2007 increase was primarily due to higher income from continuing operations in 2007 versus 2006 and $4.2 million net tax refunds year-to-date 2007 versus tax payments in 2006, partially offset by decreases in working capital related to the timing of receipts and disbursements.

Net cash used in investing activities from continuing operations totaled $62.9 million year-to-date 2007 compared to $40.5 million in 2006. The $22.4 million increase in net cash used in 2007 reflects a decrease in proceeds from property dispositions of $37.3 million. Partially offsetting the decrease in property disposition proceeds was a $2.0 million decrease in capital expenditures in 2007 due to lower Wendy’s store development, partially offset by a $12.4 million purchase of 18 properties pursuant to a previously granted put option that was exercised by the landlord on properties previously leased by the Company. Other differences between years include the receipt in 2007 of $8.4 million of insurance proceeds related to property losses incurred as a result of hurricanes Katrina and Wilma and lower 2007 expenditures for franchisee acquisitions.

Financing activities from continuing operations used cash of $371.2 million year-to-date 2007 compared to $135.3 million in 2006. The $235.9 million increase in 2007 net financing outflows includes $112.6 million less in 2007 proceeds from employee stock option exercises, $77.5 million in higher 2007 share repurchases due to the repurchase of 9.0 million shares of the Company’s common stock in 2007 compared to 3.75 million shares repurchased in 2006, a 2007 $22.6 million decrease in excess stock-based compensation tax benefits compared to 2006 due to lower 2007 stock option exercises and $54.7 million in 2007 debt repayments compared to net debt repayments, net of debt borrowings, of $1.8 million in 2006. These resulting 2007 net higher outflows were partially offset by lower 2007 dividend payments of $29.7 million. The Company adjusted its annual dividend rate subsequent to the spin-off of THI to reflect the reduced earnings of the Company excluding THI.

Discontinued operations cash flows for operating, investing and financing activities included THI, Baja Fresh and Cafe Express for 2006, while for 2007, discontinued operations cash flows include only Cafe Express. Cash provided by financing activities from discontinued operations of $796.8 million in year-to-date 2006 included proceeds of $716.9 million related to the THI IPO and THI proceeds from the issuance of debt. Partially offsetting these inflows was THI’s repayment of its $200 million Canadian bridge facility in May 2006.

Liquidity and Capital Resources

Cash flow from operations, cash and investments on hand, possible asset sales, cash available through existing revolving credit agreements and the possible issuance of securities should provide for the Company’s projected short-term and long-term cash requirements, including cash for capital expenditures, authorized share repurchases, dividends, repayment of debt, future acquisitions of restaurants from franchisees and other corporate purposes. As of September 30, 2007, the Company had $240.2 million of cash on its balance sheet.

In the first quarter of 2007, the Company completed an accelerated share repurchase (“ASR”) of 9.0 million shares for $282.5 million at an initial price of $31.33 plus certain other costs. The repurchased shares were also subject to a purchase price adjustment based upon the weighted average price during the period from the repurchase date until settlement, which occurred in May 2007. The price adjustment increased the per share cost at settlement date to $33.05, resulting in an additional cost of $15.5 million. Since 1998 and through September 30, 2007, the Company has repurchased 77.6 million common and other shares exchangeable into common shares for $2.4 billion.

In the fourth quarter of 2006, the Company entered into an agreement to sell approximately 40% of the Company’s U.S. royalty stream for a 14-month period to a third party in return for a cash payment in 2006 of $94.0 million. Royalties subject to the agreement relate to royalties payable to a subsidiary of the Company for both company operated and franchised stores. The cash received in 2006 was classified as debt and as of September 30, 2007, the recorded debt was $42.2 million. This recorded debt amount is expected to be repaid through May 2008 as royalties are received. The agreement related to this transaction will conclude in May 2008, unless terminated earlier by agreement of the parties.

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

In 2006 and 2005, the Company issued only restricted stock shares, restricted stock units and performance shares (together “restricted shares”) under its existing equity plans. The issuance of restricted shares combined with significant option exercises over the last two years have reduced “overhang” (all approved but unexercised options and restricted shares divided by shares outstanding plus all approved but unexercised options and restricted shares). The Company obtained shareholder approval for the 2007 Plan at its shareholders’ meeting on April 26, 2007. The 2007 Plan provides for equity compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance shares, performance units and share awards (collectively, “Awards”) to eligible employees and directors of the Company or its subsidiaries. The Company began using the 2007 Plan to issue annual stock option grants and long-term performance unit awards in 2007. The 2007 Plan authorizes up to 6 million common shares for grants of Awards. The common shares offered under the 2007 Plan may be authorized but unissued shares, treasury shares or any combination thereof. The Company expects that approximately 50% of the value of equity awards made in 2007 and subsequent years will be comprised of stock options, with the remaining 50% of the value comprised of performance awards.

In 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to issue up to $500 million of securities. As of September 30, 2007, the Company was in compliance with its covenants under its $200 million revolving credit facility and the limits of its Senior Notes and debentures. As of September 30, 2007, no amounts under the $200 million credit facility were drawn and all of the $500 million of securities available under the above-mentioned Form S-3 filing remained unused.

Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt as BB- and Ba3, respectively. The ratings were downgraded in the second quarter of 2007 and are considered below investment grade. Following the Company’s announcement on June 18, 2007 that the Special Committee of its Board of Directors (see “Formation of Special Committee” below) had decided to explore a possible sale of the Company and is evaluating a possible securitization financing that could be used by a potential acquirer or in a recapitalization of the Company, Standard & Poor’s reduced its rating and issued a statement that the Company’s debt ratings remained on credit watch with negative implications. Moody’s also reduced its rating and issued a statement that it had placed the Company’s debt ratings on review for possible downgrade. As a result of the lower debt ratings, the Company could incur an increase in borrowing costs if it were to enter into new borrowing arrangements and can no longer access the capital markets through its commercial paper program. If the ratings should continue to decline, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include, among other things, sales and cost trends, the Company’s cash position, cash flow, capital expenditures and stability of earnings. The Company does not have significant term-debt maturities until 2011. The Company believes it will be able to pay or refinance its debt obligations as they become due based on its financial condition and sources of cash described above.

The Company expects that approximately $14.1 million of its unrecognized tax benefits will be settled within one year and that approximately $7.6 million of its unrecognized tax benefits will be settled in periods later than one year from September 30, 2007.

MANAGEMENT’S OUTLOOK

Comprehensive Plan to Focus on the Wendy’s Brand

In October 2006, the Company announced a new plan to drive restaurant-level economic performance focused on product innovation, targeted marketing and operations excellence. Components include:

•	Revitalize Wendy’s Core Brand—The Company will re-focus on its brand essence, “Quality Made Fresh,” centered on Wendy’s core strength, its hamburger business.

•	Streamline and improve operations—Includes a new restaurant services group to improve system-wide restaurant operations performance, while driving improved store profits and operating margins.

•

Reclaim Innovation Leadership—Development of new products that reinforce Wendy’s “Quality Made Fresh” brand essence and drive new consumers to its restaurants. The Company believes its new product pipeline is now robust.

•	Investing approximately $60 million per year over the next five years into the upgrade and renovation of its company-operated restaurants.

•

Strengthen Franchisee Commitment—Providing up to $25 million per year of incentives to franchisees for reinvestments in their restaurants over the next five years, and require franchisees to meet store remodel standards. The Company anticipates spending significantly less than $25 million in 2007.

•

The Company also intends to sell up to approximately 60 of its company operated restaurants to franchisees in 2007 and up to 300 to 400 beginning in 2008, while improving store level profitability first.

•

Capture New Opportunities—Seeking to drive growth beyond its existing business. The Company is expanding breakfast and is following a disciplined process for product development and operations, as well as analyzing consumer feedback. With the QSR breakfast market estimated at $30 billion, breakfast is a priority for the Company that could generate significant long-term sales and profits. Also, the Company believes it has considerable opportunity to expand in the U.S. over the long-term and is making infrastructure investments to grow its international business. The Company will continue to moderate its short-term North American development until restaurant revenues and operating cash flows improve.

•

Embrace a Performance-Driven Culture—The Company is executing a redesigned incentive compensation plan to drive future performance to better reward individual employee performance and to better align compensation with business performance in the short and longer term.

•	The Company is also prioritizing its strong culture based on the values established by Wendy’s founder Dave Thomas.

As part of its comprehensive plan, the Company recently announced specific initiatives which focus on driving growth, creating efficiencies and improving returns. These initiatives include:

•

Core Hamburger—Continuing to improve the Company’s premium hamburger market share by increasing consumer appeal and building transactions. Build on the Company’s core strength with distinctive national advertising, by leveraging the success of the Baconator and indulgent sandwiches and by emphasizing the brand’s unique competitive advantage of “fresh, never frozen” beef.

•	Value Menu proposition—Introducing an updated and effective value strategy to capture a growing share of the critical 18-34 year-old customer.

•	Beverage Plan—Establishing beverages as a “destination,” as well as a meal accompaniment. There are plans to expand several beverage programs.

•

Late Night / Snacking—Re-energizing the Company’s Late Night business and capturing afternoon and evening snack opportunities. Introducing innovative products that will appeal to frequent users of “snack” items.

•

Breakfast—Continuing to leverage the Company’s brand and optimize its facilities by offering a new day-part to consumers who exhibit a demand for a better, high quality breakfast. This component meets consumer needs in the fast-growing breakfast market and is focused on improving store margins.

•	Customer Service—Introducing a “total customer feedback system” for improved customer service.

•

Reinvestment—Re-imaging restaurants by using a systematic capital reinvestment process and a disciplined approach. Reinvesting is critical to meeting consumer needs and driving long-term sales improvement.

•	People Quality—Elevating the customer experience by improving the hiring and retention of the Company’s employees while reducing turnover, improving training and generating savings at the store level.

•	Re-franchising—Improving the overall health of the Company’s system by re-franchising, as well as acquiring and re-imaging franchise restaurants with potential for future re-franchising.

•	Store Margins—Focusing on food, labor, paper, general and administrative and indirect costs to achieve store margin objectives.

Authorization of up to 35.4 million shares for repurchase

In October 2006, the Company’s Board of Directors approved a share repurchase program of up to 35.4 million shares to be implemented over the next 18 to 24 months. The Company utilized the majority of this authorization by conducting a modified “Dutch Auction” tender offer under which in the fourth quarter of 2006 it purchased 22.4 million common shares at a purchase price per share of $35.75. The Company purchased the shares tendered in the offer using existing cash on its balance sheet. In the first quarter of 2007, the Company purchased 9.0 million common shares in an ASR transaction at a final price of $33.05 per share plus certain other costs. As a result, as of September 30, 2007, 4.0 million shares remained under the Board of Directors’ share repurchase authorization.

2007 Guidance

In June 2007, the Company announced its revised 2007 outlook of $295 to $315 million in continuing income before interest, taxes, depreciation and amortization (“EBITDA”) based on operating income of $186 million to $206 million and depreciation and amortization of $109 million. The outlook excludes expenses related to the Board’s Special Committee activities (see below), pension settlement costs and any potential restructuring charges. The primary reasons for the revised outlook are lower than planned sales and higher than expected commodity costs. EBITDA is used by management as a performance measure for benchmarking against its peers and competitors. The Company believes EBITDA is a useful measure because it is frequently used by securities analysts, investors and other interested parties to evaluate companies in the restaurant industry. The Company’s 2007 projected earnings per share from continuing operations of $1.09 to $1.23 reflects the impact of the 9.0 million shares repurchased in the first quarter of 2007. In October 2007 the Company reaffirmed its June 2007 guidance, with expectations that full year 2007 results will be near the higher end of the June 2007 earnings guidance range, excluding Special Committee and restructuring charges.

New restaurant development will continue to be an important opportunity for the Company. The Company intends to grow responsibly, focusing on the markets with the best potential for sales and return on investment. A total of 122 new restaurants were opened in 2006. Current plans call for a total of 80 to 100 new company and franchise restaurant units to open in 2007. The primary focus will be on core operations of Wendy’s in North America, with the majority of units being standard sites.

Stock Ownership Guidelines

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

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet” arrangements as of September 30, 2007 and December 31, 2006 as that term is described by the SEC, other than those described in Note 13 to the Consolidated Condensed Financial Statements.

MARKET RISK

The Company’s exposure to various market risks remains substantially the same as reported as of December 31, 2006. The Company’s disclosures about market risk are incorporated herein by reference from pages 36 through 38 of the Company’s 2006 Annual Report on Form 10-K filed with the SEC on March 1, 2007.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

SYSTEMWIDE RESTAURANTS

	As of September 30, 2007	As of July 1, 2007	Increase/ (Decrease) From Prior Quarter	As of October 1, 2006	Increase/ (Decrease) From Prior Year
Wendy’s
U.S
Company	1,288	1,297	(9)	1,320	(32)
Franchise	4,644	4,661	(17)	4,692	(48)

	5,932	5,958	(26)	6,012	(80)

Canada
Company	141	145	(4)	148	(7)
Franchise	235	231	4	231	4

	376	376	0	379	(3)

Other
International
Company	2	2	0	5	(3)
Franchise	323	325	(2)	345	(22)

	325	327	(2)	350	(25)

Total Wendy’s
Company	1,431	1,444	(13)	1,473	(42)
Franchise	5,202	5,217	(15)	5,268	(66)

	6,633	6,661	(28)	6,741	(108)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

There were no repurchases of common stock in the third quarter of 2007. In March 2007, 9.0 million common shares were repurchased under an accelerated share repurchase (“ASR”) transaction for an initial value of $282.5 million subject to a future contingent-purchase price adjustment based upon the weighted average price during the period from the repurchase date until settlement, which occurred in May 2007. The price adjustment increased the per share cost at settlement date to $33.05, resulting in an additional cost of $15.5 million.

ITEM 6.	EXHIBITS

(a) Index to Exhibits on Page 29.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S INTERNATIONAL, INC. (Registrant)

Date: November 9, 2007	/s/ Kerrii B. Anderson
Kerrii B. Anderson
Chief Executive Officer and President

Date: November 9, 2007	/s/ Joseph J. Fitzsimmons
Joseph J. Fitzsimmons
Executive Vice President and Chief Financial Officer

Date: November 9, 2007	/s/ Brendan P. Foley, Jr.
Brendan P. Foley, Jr.
Senior Vice President, General Controller and Assistant Secretary

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description

10(a)	Amended and Restated Wendy’s International, Inc. Deferred Compensation Plan

10(b)	Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2

10(c)	Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 3

10(d)	First Amendment to the Wendy’s International, Inc. 2007 Stock Incentive Plan

10(e)	Amended and Restated Sample Performance Share Award Agreement (for March 17, 2006 award)

10(f)	Amended and Restated Sample Stock Unit Award Agreement (for February 1, 2007 award)

10(g)	Amended and Restated Sample Formula Restricted Unit Award Agreement (for May 1, 2007 award)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32(a)	Section 1350 Certification of Chief Executive Officer

32(b)	Section 1350 Certification of Chief Financial Officer

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995

The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instrument do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.