Form 10-K
period 2007-12-30
WENDYS INTERNATIONAL INC
filed 2008-02-27
CIK 105668

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2007

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-8116

WENDY’S INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Ohio	31-0785108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 256, 4288 West Dublin- Granville Road, Dublin, Ohio	43017-0256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 614-764-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, $.10 stated value	Name of each exchange on which registered New York Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price, at which such voting stock was last sold, as of June 30, 2007, was $3,209,602,000.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of February 14, 2008. 87,405,000

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s 2008 Proxy Statement, or its Form 10-K/A, which will be filed no later than 120 days after December 30, 2007, are incorporated by reference into Part III hereof.

Exhibit index on pages 89-92.

WENDY’S INTERNATIONAL, INC.

2007 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

The Company

Wendy’s International, Inc. was incorporated in 1969 under the laws of the State of Ohio. Wendy’s International, Inc. and its subsidiaries are collectively referred to herein as the “Company” or “Wendy’s”.

The Company is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. At December 30, 2007, there were 6,645 Wendy’s restaurants in operation in the United States and in 19 other countries and territories. Of these restaurants, 1,414 were operated by the Company and 5,231 by the Company’s franchisees.

On March 29, 2006, the Company completed its initial public offering (“IPO”) of Tim Hortons Inc. (“THI”). A total of 33.4 million shares of THI were offered at an initial per share price of $23.162 ($27.00 Canadian). The shares sold in the IPO represented 17.25% of total THI shares issued and outstanding and the Company retained the remaining 82.75%. On September 29, 2006, the Company completed the spin-off of its remaining 82.75% ownership in THI, the parent company of the business previously reported as the Hortons segment. Accordingly, the results of operations of THI are reflected as discontinued operations for all periods presented. On November 28, 2006 and July 29, 2007, the Company completed the sales of Baja Fresh and Cafe Express, respectively, and accordingly, the results of operations of Baja Fresh and Cafe Express are reflected as discontinued operations for all periods presented. The assets and liabilities of Cafe Express were held for sale at December 31, 2006 and are presented as current and non-current assets and liabilities from discontinued operations as of that date. Baja Fresh and Cafe Express were previously reported as the Developing Brands segment (see Note 10 of the Financial Statements and Supplementary Data included in Item 8 herein).

Operations

Each Wendy’s restaurant offers a relatively standard menu featuring hamburgers and filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. Wendy’s menu also includes chicken nuggets, chili, baked and French fried potatoes, freshly prepared salads, soft drinks, milk, Frosty dessert, floats and kids meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

The Company strives to maintain quality and uniformity throughout all restaurants by publishing detailed specifications for food products, preparation and service, by continual in-service training of employees, restaurant reviews and by field visits from Company supervisors. In the case of franchisees, field visits are made by Company personnel who review operations, including quality, service and cleanliness and make recommendations to assist in compliance with Company specifications.

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

The New Bakery Co. of Ohio, Inc. (“Bakery”), a wholly-owned subsidiary of the Company, is a producer of buns for Wendy’s restaurants, and to a lesser extent for outside parties. At December 30, 2007, the Bakery supplied 637 restaurants operated by the Company and 2,366 restaurants operated by franchisees. At the present time, the Bakery does not manufacture or sell any other products.

See Note 15 of the Financial Statements and Supplementary Data included in Item 8 herein, for financial information attributable to certain geographical areas.

Raw Materials

The Company and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products which are necessary to restaurant operations. The Company anticipates no such shortages of products and alternate suppliers are available.

Trademarks and Service Marks of the Company

The Company has registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include “Wendy’s”, “Old Fashioned Hamburgers” and “Quality Is Our Recipe”. The Company believes that these and other related marks are of material importance to the Company’s business. Domestic trademarks and service marks expire at various times from 2008 to 2018, while international trademarks and service marks have various durations of five to 20 years. The Company generally intends to renew trademarks and service marks which are scheduled to expire.

The Company entered into an Assignment of Rights Agreement with the Company’s Founder, R. David Thomas, and his wife dated as of November 5, 2000 (the “Assignment”). The Company has used Mr. Thomas, Wendy’s Founder and who was Senior Chairman of the Board until his death on January 8, 2002, as a spokesperson and focal point for its products and services for many years. With the efforts and attributes of Mr. Thomas, the Company has, through its extensive investment in the advertising and promotional use of Mr. Thomas’ name, likeness, image, voice, caricature, endorsement rights and photographs (the “Thomas Persona”), made the Thomas Persona well known in the U.S. and throughout North America and a valuable asset for both the Company and Mr. Thomas’ estate. Under the terms of the Assignment, the Company acquired the entire right, title, interest and ownership in and to the Thomas Persona, including the sole and exclusive right to commercially use the Thomas Persona.

Seasonality

The Company’s business is moderately seasonal. Wendy’s average restaurant sales are normally higher during the summer months than during the winter months. Because the business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

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

The Company’s competitive position at its Wendy’s restaurants is enhanced by its use of fresh, never frozen ground beef, its unique and diverse menu, promotional products, its wide choice of condiments and the atmosphere and decor of its restaurants.

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

See Notes 7 and 8 of the Financial Statements and Supplementary Data included in Item 8 herein, and the information under “Management’s Outlook” in Item 7 herein for further information regarding acquisitions and dispositions.

International Operations

The Company has both company owned and franchised restaurants in Canada and franchised restaurants in 19 other countries and territories. The Company is evaluating expansion into other international markets but to date has not made significant investments in these markets. The Company has granted development rights for the countries and territories listed under Item 2 of this Form 10-K.

Franchised Restaurants

As of December 30, 2007, the Company’s franchisees operated 5,231 Wendy’s restaurants in 50 states, Canada and 19 other countries and territories.

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

The rights and obligations governing franchisees who wish to develop internationally are currently contained in the Franchise Agreement and Services Agreement (the “Agreements”). The Agreements are for an initial term of 20 years or the term of the lease for the restaurant site, whichever is shorter. The Agreements license the franchisee to use the Company’s trademarks and know-how in the operation of the restaurant. Upon execution of the Agreements, the franchisee is required to pay a technical assistance fee. Generally, the technical assistance fee is $25,000 for each restaurant. Currently, the franchisee is required to pay monthly fees, usually 4%, based on the monthly gross sales of the restaurant, as defined in the Agreements.

See Schedule II of this Form 10-K (the page following the signature page), and Management’s Discussion and Analysis and Note 12 of the Financial Statements and Supplementary Data included in Item 8 herein for further information regarding reserves, commitments and contingencies involving franchisees.

Advertising and Promotions

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising through television, radio, newspapers, the internet and a variety of promotional campaigns. Separate advertising funds are administered for Wendy’s U.S and Wendy’s of Canada. Contributions to the advertising funds are required to be made from both company operated and franchise restaurants and are based on a percent of restaurant retail sales. In addition to the contributions to the various advertising funds, the

Company, based on a system-wide vote, may require additional contributions to be made for both company operated and franchisee restaurants based on a percent of restaurant retail sales for the purpose of local and regional advertising programs. Required franchisee contributions to the advertising funds and for local and regional advertising programs are governed by the Wendy’s franchise agreement. Required contributions by company operated restaurants for advertising and promotional programs are at the same percent of retail sales as franchised restaurants within the Wendy’s system.

See Note 14 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding advertising.

Personnel

As of December 30, 2007, the Company employed approximately 44,000 people, of whom approximately 42,000 were employed in company operated restaurants. The total number of full-time employees at that date was approximately 6,000. The Company believes that its employee relations are satisfactory.

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

The quick- service restaurant segment is highly competitive, and that competition could lower revenues, margins and market share.

The quick-service restaurant segment of the foodservice industry is intensely competitive regarding price, service, location, personnel and type and quality of food. The Company and its franchisees compete with international, regional and local organizations primarily through the quality, variety and value perception of food products offered. Other key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising and marketing programs, and new product development by the Company and its competitors. The Company anticipates intense competition will continue to focus on pricing. Some of the Company’s competitors have substantially larger marketing budgets, which may provide them with a competitive advantage. In addition, the Company’s system competes within the foodservice market and the quick-service restaurant segment not only for customers but also for management and hourly employees, suitable real estate sites and qualified franchisees. If the Company is unable to maintain its competitive position, it could experience downward pressure on prices, lower demand for products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share.

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

Reports, whether true or not, of food-borne illnesses (such as E. coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella) and food tampering have in the past severely injured the reputations of participants in the quick-service restaurant segment and could in the future affect the Company as well. The Company’s reputation is an important asset to the business; as a result, anything that damages brand reputation could immediately and severely hurt systemwide sales and, accordingly, revenues and profits. If customers become ill from food-borne illnesses, the Company could also be forced to temporarily close some restaurants. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the restaurant industry, adversely affect system sales on a local, regional or systemwide basis. A decrease in customer traffic as a result of these health concerns or negative publicity, or as a result of a temporary closure of any of the Company’s restaurants, could materially harm the Company’s business.

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

The Company plans to increase the number of Wendy’s restaurants over the next five years, but may not be able to achieve its growth objectives and any new restaurants may not be profitable. The opening and success of restaurants depends on various factors, including:

•	competition from other quick-service restaurants in current and future markets;
•	the degree of saturation in existing markets;
•	the identification and availability of suitable and economically viable locations;
•	sales levels at existing restaurants;
•	the negotiation of acceptable lease or purchase terms for new locations;
•	permitting and regulatory compliance;
•	the ability to meet construction schedules;
•	the availability of qualified franchisees and their financial and other development capabilities (including their ability to obtain acceptable financing);
•	the ability to hire and train qualified management personnel; and
•	general economic and business conditions.

If the Company is unable to open new restaurants as planned, if the stores are less profitable than anticipated or if the Company is otherwise unable to successfully implement its growth strategy, revenue and profitability may grow more slowly or even decrease, which could cause the Company’s stock price to decrease.

The Company continues to expand into the breakfast daypart, where competitive conditions are challenging, the Wendy’s brand is not well known in the breakfast daypart and markets may prove difficult to penetrate.

As of December 30, 2007, approximately 1,000 restaurants have expanded into the breakfast daypart. The Company plans to expand breakfast to more of its restaurants by late 2008. The roll out and expansion of breakfast has been accompanied by challenging competitive conditions, varied consumer tastes and discretionary spending patterns that differ from existing dayparts. In addition, breakfast sales could cannibalize sales during other parts of the day and may have negative implications on food and labor costs and restaurant margins. The Company will need to reinvest royalties earned and other amounts to build breakfast brand awareness through greater investments in advertising and promotional activities. Capital investments will also be required at company operated restaurants and franchised restaurants where breakfast will be served and franchisees could elect not to participate in the breakfast expansion. As a result of the foregoing, breakfast sales and profits therefrom may take longer to reach expected levels.

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

Current restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all, which may cause the Company’s growth strategy to be adversely affected.

The success of any restaurant depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. If the Company and its franchisees cannot obtain desirable locations at reasonable prices the ability to affect the Company’s growth strategy will be adversely affected.

Changing health or dietary preferences may cause consumers to avoid products offered by the Company in favor of alternative foods, which may result in the reduction of demand and adversely affect the financial performance of the Company.

The foodservice industry is affected by consumer preferences and perceptions. If prevailing health or dietary preferences and perceptions cause consumers to avoid the products offered by the Company’s restaurants in favor of alternative or healthier foods, demand for the Company’s products may be reduced and its business could be harmed.

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

In recent years, there has been an increased legislative, regulatory and consumer focus on nutrition and advertising practices in the food industry, particularly among quick-service restaurants. As a result, the Company may become subject to regulatory initiatives in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of its food products, which could increase expenses. The operation of the Company’s franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect the Company’s operations, particularly its relationship with its franchisees. Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales. Changes in applicable accounting rules imposed by governmental regulators or private governing bodies could also affect the Company’s reported results of operations, and thus cause its stock price to fluctuate or decline.

Litigation from customers, franchisees, employees and others could harm the Company’s reputation and impact operating results.

Claims of illness or injury relating to food quality or food handling are common in the food service industry. In addition, class action lawsuits have been filed, and may continue to be filed, against various quick-service restaurants alleging, among other things, that quick-service restaurants have failed to disclose the health risks associated with high-fat foods and that quick-service restaurants’ marketing practices have encouraged obesity. In addition to decreasing the Company’s sales and profitability and diverting management resources, adverse publicity or a substantial judgment against the Company could negatively impact the Company’s reputation, hindering the ability to attract and retain qualified franchisees and grow the business.

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

The Company’s earnings and business growth strategy depends in large part on the success of its franchisees, and the Company’s reputation and financial performance may be harmed by actions taken by franchisees that are outside of the Company’s control.

A portion of the Company’s earnings comes from royalties, rents and other amounts paid by the Company’s franchisees. Franchisees are independent contractors, and their employees are not employees of the Company.

The Company provides training and support to, and monitors the operations of, its franchisees, but the quality of their restaurant operations may be diminished by any number of factors beyond the Company’s control. Consequently, franchisees may not successfully operate stores in a manner consistent with the Company’s high standards and requirements and franchisees may not hire and train qualified managers and other restaurant personnel. Any operational shortcoming of a franchise restaurant is likely to be attributed by consumers to the Company’s system, thus damaging the Company’s reputation and potentially affecting revenues and profitability. Additionally, financial instability, bankruptcy or other financial conditions of franchisees may adversely impact the Company’s results by lowering royalty revenue.

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

The Company’s annual and quarterly financial results may fluctuate depending on various factors, many of which are beyond its control, which may adversely affect the Company’s results of operations and its financial performance and result in the failure to meet the expectations of securities analysts or investors and the decline of the Company’s share price.

The Company’s sales and operating results can vary from quarter to quarter and year to year depending on various factors, many of which are beyond its control. Some of these events may directly and immediately decrease demand for the Company’s products. These events and factors include:

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

One or more of these events may cause the Company’s results of operations and financial performance to decline precipitously and result in the failure to meet expectations of securities analysts or investors and the decline of the Company’s share price.

Catastrophic events may disrupt the Company’s business, which may adversely affect growth in the United States or abroad, as well as profitability.

Unforeseen events, including war, terrorism and other international conflicts, public health issues, and natural disasters such as earthquakes, hurricanes or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt the Company’s operations, disrupt the operations of franchisees, suppliers or customers, or result in political or economic instability. These events could reduce demand for the Company’s products or make it difficult or impossible to receive products from suppliers.

The Company’s international operations are subject to various factors of uncertainty and there is no assurance that international operations will be profitable.

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

The Company relies on computer systems and information technology to run its business. Any material failure, interruption or security breach of the Company’s computer systems or information technology may adversely affect the operation of the company’s business and results of operations.

The Company is significantly dependent upon its computer systems and information technology to properly conduct its business. A failure or interruption of the Company’s computer systems or information technology could result in the loss of data, business interruptions or delays in the Company’s operations. Also, despite the Company’s considerable efforts and technological resources to secure its computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. Any security breach of the Company’s computer systems or information technology may result in adverse publicity, loss of sales and profits, penalties or loss resulting from misappropriation of information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

There are a number of existing Wendy’s and THI concepts combined in single free-standing units which average about 5,780 square feet. These units in Canada are leased from the 50/50 Canadian restaurant real estate joint venture between Wendy’s and THI and share a common dining room seating from approximately 100 to 130 persons. The combined units in the U.S. are similar in design and are owned by THI, with the Wendy’s space leased from THI. Each unit has separate Wendy’s and THI food preparation and storage areas and most have separate pick-up windows for each concept. The Company does not intend to open a significant number of new combined units going forward.

The Company remodels its restaurants on a periodic basis to maintain a fresh image, providing convenience for its customers and increasing the overall efficiency of restaurant operations.

At December 30, 2007, the Company and its franchisees operated 6,645 Wendy’s restaurants. Of the 1,414 company operated Wendy’s restaurants, the Company owned the land and building for 632 restaurants, owned the building and held long-term land leases for 572 restaurants and held leases covering land and building for 210 restaurants. The Company’s land and building leases are generally written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements the Company has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage, generally less than 6%, of annual sales in excess of specified amounts. Some of the real estate owned by the Company is subject to mortgages which mature over various terms. The Company also owned land and buildings for, or leased 265 Wendy’s restaurant locations which were leased or subleased to franchisees. Surplus land and buildings are generally held for sale.

The Bakery operates two facilities in Zanesville, Ohio that produce hamburger buns for Wendy’s restaurants. The hamburger buns are distributed to both company operated and franchisee restaurants using primarily the Bakery’s fleet of trucks. As of December 30, 2007 the Bakery employed approximately 346 people at the two facilities that had a combined size of approximately 205,000 square feet.

The location of company and franchise restaurants is set forth below.

	Wendy’s
State	Company	Franchise
Alabama	—	96
Alaska	—	7
Arizona	49	54
Arkansas	—	64
California	63	223
Colorado	47	80
Connecticut	5	44
Delaware	—	15
Florida	200	304
Georgia	53	243
Hawaii	8	—
Idaho	—	29
Illinois	94	91
Indiana	5	172
Iowa	—	47
Kansas	11	62
Kentucky	3	139
Louisiana	62	64
Maine	4	17
Maryland	—	115
Massachusetts	64	26
Michigan	21	253
Minnesota	—	70
Mississippi	8	89
Missouri	22	54
Montana	—	16
Nebraska	—	34
Nevada	—	47
New Hampshire	4	23
New Jersey	17	125
New Mexico	—	38
New York	66	156
North Carolina	41	209
North Dakota	—	9
Ohio	83	354
Oklahoma	—	38
Oregon	22	33
Pennsylvania	79	182
Rhode Island	9	11
South Carolina	—	133
South Dakota	—	9
Tennessee	—	182
Texas	77	323
Utah	57	28
Vermont	—	6
Virginia	51	167
Washington	27	47
West Virginia	22	51
Wisconsin	—	64
Wyoming	—	14
District of Columbia	—	5

Domestic Subtotal	1,274	4,662

	Wendy’s
Country/Territory	Company	Franchise
Aruba	—	3
Bahamas	—	7
Canada	140	236
Cayman Islands	—	3
Costa Rica	—	3
Dominican Republic	—	2
El Salvador	—	14
Guam	—	2
Guatemala	—	6
Honduras	—	27
Indonesia	—	22
Jamaica	—	2
Japan	—	71
Mexico	—	13
New Zealand	—	15
Panama	—	5
Philippines	—	32
Puerto Rico	—	65
Venezuela	—	39
Virgin Islands	—	2

International Subtotal	140	569

Grand Total	1,414	5,231

Item 3.	Legal Proceedings

The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. Many of these are covered by the Company’s self-insurance or other insurance programs. Reserves related to the resolution of legal proceedings are included on the Company’s Consolidated Balance Sheets, as a liability in Accrued expenses—Other. It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Wendy’s International, Inc. common shares are traded on the New York, Boston, Chicago, National and Philadelphia Stock Exchanges, as well as the NYSE Arca (trading symbol: WEN). Options in Wendy’s shares are traded on the American Stock Exchange, Chicago Board Options Exchange, International Securities Exchange, NYSE Arca and Philadelphia Stock Exchange.

Market Price of Common Stock

2007	High	Low	Close
First Quarter	$34.54	$30.29	$31.30
Second Quarter	42.22	30.81	36.75
Third Quarter	39.22	29.56	34.91
Fourth Quarter	35.14	25.94	26.01

2006	High	Low	Close
First Quarter	$66.35	$53.90	$62.06
Second Quarter	63.65	56.25	58.29
Third Quarter	67.19	57.54	67.00
Fourth Quarter (1)	35.95	31.75	33.09
(1)	On September 29, 2006, the Company distributed 1.3542759 shares of THI common stock for each outstanding share of Wendy’s common stock in the form of a pro rata stock dividend. After the distribution, the market price of the Company’s stock reflected the value of the Company excluding THI. See Note 6 of the Financial Statements and Supplementary Data included in Item 8 herein for additional information on the THI distribution.

At February 15, 2008, the Company had approximately 97,500 shareholders of record.

Dividends Declared and Paid Per Share

Quarter	2007	2006
First	$.085	$.17
Second	.125	.17
Third	.125	.17
Fourth (1)	.125	.085
(1)	On September 29, 2006, the Company distributed 1.3542759 shares of THI common stock for each outstanding share of Wendy’s common stock in the form of a pro rata stock dividend. After the distribution, the Company reduced its dividend to $0.085. The Company’s annual dividend rate beginning in the fourth quarter of 2006 was $0.34. Beginning in the second quarter of 2007, the Company increased its quarterly dividend to $0.125, which is an annual rate of $0.50. See Note 6 of the Financial Statements and Supplementary Data included in Item 8 herein for additional information on the THI distribution.

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

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,805,624	$25.8495	5,842,364
Equity compensation plans not approved by security holders	272,866	$13.7537	532,681
Total	3,078,490	$24.2868	6,375,045

Included in the 3,078,490 total number of securities in column (a) above are approximately 1.0 million restricted stock units, restricted stock awards and performance units. The weighted-average exercise price in column (b) is based only on stock options as restricted stock units, restricted stock awards and performance units have no exercise price.

On April 26, 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”), which provides for equity compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance shares, performance units and share awards (collectively, “Awards”) to eligible employees and directors of the Company or its subsidiaries. The 2007 Plan authorizes up to 6 million common shares for grants of Awards. The common shares offered under the 2007 Plan may be authorized but unissued shares, treasury shares or any combination thereof. The Company has used the 2007 Plan to issue annual stock option grants and long-term performance unit awards. Based on the current compensation philosophy of the Company’s Compensation Committee (the “Committee”), the Company expects that approximately 50% of the value of Awards made in subsequent years will be comprised of stock options, with the remaining 50% of the value comprised of performance units. This was the philosophy under which Awards for 2007 were made. However, this is subject to review and possible change by the Committee.

Stock option awards made by the Company in 2007 have a term of seven years from the date of grant and become exercisable in installments of 33 1/3% on each of the first three anniversaries of the grant date. Stock option awards granted in prior years generally have a term of 10 years from the grant date and become exercisable in installments of 25% on each of the first four anniversaries of the grant date.

The 2007 Plan contains provisions concerning the treatment of Awards upon termination of employment. These provisions apply unless the Committee determines otherwise in an applicable Award agreement. Under these provisions:

•

In the event of a grantee’s death or disability, the grantee’s options will become immediately exercisable and may be exercised for a period of one year following death or disability (but in no event beyond the maximum term of the option). If the grantee dies within 90 days after termination of employment, or services as a non-employee director, the grantee’s options that were vested on the date of termination may be exercised for a period of one year following such termination (but in no event beyond the maximum term of the option). In the event of a grantee’s death or disability, the grantee’s performance units will remain outstanding and the grantee will be entitled to a pro rata portion of the payment otherwise payable in respect of the performance units on the date the performance units would have been paid if the grantee had remained employed with the Company or a subsidiary.

•

In the event that a grantee who is an employee of the Company or a subsidiary retires after attaining age 60 with at least ten years of service, or in the event that a grantee who is a non-employee director retires after attaining age 60 with at least three years of service as a Board member, the grantee’s options will remain outstanding for a period of 48 months (but in no event beyond the maximum term of the option), unvested options will continue to vest in accordance with the applicable vesting schedule, the grantee’s performance units will remain outstanding and the grantee will be entitled to a pro rata portion of the payment otherwise payable in respect of the performance units on the date the performance units would have been paid if the grantee had remained employed with the Company or a subsidiary.

•

In the event that a grantee’s employment with the Company is terminated without cause in connection with a disposition of one or more restaurants or other assets by the Company or its subsidiaries, or in connection with a sale or other disposition of a subsidiary, the grantee’s options will remain outstanding for one year, unvested options will continue to vest in accordance with the applicable vesting schedule, the grantee’s performance units will remain outstanding and the grantee will be entitled to a pro rata portion of the payment otherwise payable in respect of the performance units on the date the performance units would have been paid if the grantee had remained employed with the Company or a subsidiary.

•

In the event that a grantee’s service as a non-employee director or employment with the Company or its subsidiaries terminates for any reason other than those described above, all Awards that the grantee holds will be forfeited immediately unless otherwise determined by the Committee at any time prior to or after termination with the grantee’s consent, except that options which are vested and exercisable on the date of termination of employment or of service as a non-employee director will remain exercisable for a period of 90 days following the date of such termination.

On August 2, 1990, the Board of Directors adopted the WeShare Stock Option Plan (the “WeShare Plan”), a non-qualified stock option plan that provided for grants of options equal to 10% of each eligible employee’s earnings, with a minimum of 20 options to be granted to each eligible employee annually. Beginning in 2002, options equal to 8 -12% of each eligible employee’s earnings could be granted annually under the WeShare Plan. The percentage of each eligible employee’s earnings was determined by the Company’s annual performance as measured by earnings per share growth and the Company’s three-year average total shareholder return relative to the Standard & Poor’s 500 Index. Most employees of the Company and its subsidiaries who were full-time employees on the grant date and on December 31 of the year preceding the grant date were eligible employees. On August 2, 1990, the Board of Directors adopted the 1990 Stock Option Plan (“1990 Plan”) for issuance of equity awards to key employees and outside directors. On April 22, 2004, the Company’s shareholders approved the 2003 Stock Incentive Plan (“2003 Plan”) for issuance of equity awards to employees and non-employee directors. In aggregate 6.3 million shares are reserved under the WeShare Plan, the 1990 Plan the 2003 Plan and the 2007 Plan as of December 30, 2007.

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

On October 27, 2005, the Committee after discussion with the Board of Directors, approved accelerating the vesting, effective October 27, 2005, of approximately 3.2 million stock options, representing all then outstanding, unvested stock options granted under the Company’s (i) 1990 Plan, as amended; (ii) WeShare Plan, as amended; and (iii) 2003 Plan, as amended (collectively, the “Plans”), that were held by then current employees, including all executive officers, and employees who retired with unvested stock options after having attained age 55 with at least 10 years of service with the Company or its subsidiaries. The vesting of stock options held by the independent directors of the Company was not changed by this action. Except as described below for executive officers, all other terms and conditions of each stock option award remain the same.

The Committee’s decision to accelerate the vesting of all then outstanding, unvested stock options granted under the Plans only affected stock option awards granted from October 31, 2001, through 2004. It did not affect stock option awards granted prior to October 31, 2001 since those options had already vested and no stock options were granted by the Company in 2005 as the Company transitioned from stock options to restricted stock and restricted stock unit awards. The Committee’s acceleration decision did not affect restricted stock unit awards. Of the total number of stock options accelerated, approximately 463,000 were held by executive officers at October 27, 2005.

The Committee imposed a holding period that will require all executive officers to refrain from selling shares acquired upon the exercise of these accelerated options (other than shares needed to cover the exercise price, applicable transaction fees and satisfying withholding taxes) until the date on which the exercise would have been permitted under the option’s original vesting terms or, if earlier, the executive officer’s death, disability or termination of employment. The decision to accelerate the vesting of these stock options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of Financial Accounting Standards Board Statement No. 123, “Share Based Payment (revised 2004)” (“SFAS 123R”). The acceleration of vesting did not alter the vesting of restricted stock, restricted stock units or performance shares held by directors, officers and employees of the Company. SFAS No. 123R: (i) generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period; (ii) applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date; and (iii) was effective for the Company as of the beginning of its first quarter 2006. The future expense that was eliminated as a result of the acceleration of the vesting of these options is estimated to be approximately $8 million, $3 million and $1 million in 2006, 2007 and 2008, respectively. In 2005, as a result of modifying the vesting period of the options, the Company’s continuing operations included $3.5 million in compensation expense in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. The expense represents the estimated number of stock options that would have been forfeited according to the original terms of the options that will no longer be forfeited due to the acceleration of the vesting, at the intrinsic value of the options on the date vesting was accelerated.

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

ISSUER PURCHASES OF EQUITY SECURITIES: The Company did not repurchase any of its common stock in the fourth quarter ended December 30, 2007.

Item 6.	Selected Financial Data

Selected Financial Data

(Information included below excludes amounts related to discontinued operations, except where otherwise noted)

Operations (in millions)	2007	2006	2005	2004 (1)	2003
Revenues (2)	$2,450	2,439	2,455	2,502	2,252
Sales (2)	$2,160	2,155	2,138	2,194	1,960
Income from continuing operations before income taxes	$126	42	137	176	182
Income from continuing operations	$87	37	85	106	120
Income (loss) from discontinued operations (3)	$1	57	139	(54)	116
Net income (3)	$88	94	224	52	236
Capital expenditures	$134	110	181	166	214

Per Share Data
Diluted earnings per common share from continuing operations	$.96	.32	.73	.92	1.04
Diluted earnings (loss) per common share from discontinued operations	$.01	.50	1.19	(.47)	1.01
Total diluted earnings per common share (including discontinued operations)	$.97	.82	1.92	.45	2.05
Dividends declared and paid per common share (4)	$.46	.60	.58	.48	.24
Market price at year-end (4)	$26.01	33.09	55.26	39.26	39.24

Financial Position (in millions)
Total assets (including discontinued operations)	$1,789	2,060	3,440	3,198	3,133
Property and equipment, net	$1,247	1,226	1,348	1,512	1,462
Long-term obligations	$543	556	540	539	639
Shareholders’ equity (including discontinued operations)	$804	1,012	2,059	1,716	1,759

Ratios
Company operated store margins (5)%	10.7	8.9	8.6	10.9	13.1
Pretax profit margin (6)%	5.1	1.7	5.6	7.0	8.1
Return on average assets (7)%	4.9	2.8	7.0	1.7	8.4
Return on average equity (8)%	10.7	4.7	11.9	2.9	14.9
Long-term debt to equity (9)%	68	55	26	31	36
Debt to total capitalization (10)%	40	34	21	23	26
Price to earnings (11)	27	40	29	87	19
(1)	Fiscal year includes 53 weeks.
(2)	During 2006, the Company revised its presentation of the sale of kids’ meal toys to reflect the sales on a gross versus net basis under the provisions of Emerging Issues Task Force (“EITF”) 99-19. “Reporting Revenue Gross as a Principal versus Net as an Agent”. The revised presentation had no impact on operating income or net income. Amounts related to the prior years were not material, but were revised for purposes of comparability. The revisions increased sales and cost of sales, $59.4 million, $61.6 million, $69.1 million and $61.0 million for fiscal years 2006, 2005, 2004 and 2003, respectively.
(3)	Includes results of operations for THI, Baja Fresh and Cafe Express.
(4)	On September 29, 2006, the Company distributed 1.3542759 shares of THI common stock for each outstanding share of Wendy’s common stock in the form of a pro rata stock dividend. After the distribution, the market price of the Company’s stock reflected the value of the Company excluding THI. See Note 6 of the Financial Statements and Supplementary Data included in Item 8 herein for additional information on the THI distribution. After the spin-off of THI, the Company lowered its annual dividend rate to reflect the reduced earnings of the Company excluding THI.
(5)	Company operated store margins are computed as store sales less store cost of sales and company restaurant operating costs, divided by store sales.
(6)	Pretax profit margin is computed by dividing income from continuing operations before income taxes by revenues.
(7)	Return on average assets is computed by dividing net income (including discontinued operations) by average assets over the previous five quarters, excluding advertising fund restricted assets.
(8)	Return on average equity is computed by dividing net income (including discontinued operations) by average shareholders’ equity over the previous five quarters.
(9)	Long-term debt to equity is computed by dividing long-term debt (excluding discontinued operations) by shareholders’ equity.
(10)	Debt to total capitalization is computed by dividing long-term debt (excluding discontinued operations) by total capitalization.
(11)	Price to earnings is computed using the year-end stock price divided by the diluted earnings per share for the year including discontinued operations.

Other Information

Restaurant Data	2007	2006	2005	2004*	2003	2002	2001	2000	1999	1998*	1997
North American Wendy’s open at year-end
Company	1,414	1,463	1,497	1,482	1,460	1,316	1,223	1,148	1,082	1,021	1,186
Franchise	4,898	4,869	4,898	4,837	4,668	4,587	4,431	4,271	4,079	3,922	3,634
International Wendy’s open at year-end
Company	0	2	5	5	5	4	5	5	30	15	16
Franchise	333	339	346	347	348	346	384	368	336	375	371
Total Wendy’s	6,645	6,673	6,746	6,671	6,481	6,253	6,043	5,792	5,527	5,333	5,207
Average net sales per domestic Wendy’s restaurant (in thousands)
Company	$1,422	1,400	1,365	1,416	1,389	1,387	1,337	1,314	1,284	1,174	1,111
Franchise	$1,309	1,276	1,263	1,291	1,268	1,251	1,164	1,130	1,102	1,031	1,017
Total domestic	$1,333	1,303	1,286	1,319	1,294	1,280	1,199	1,167	1,138	1,062	1,042

Per Share Data
Dividends ***	$.46	.60	.58	.48	.24	.24	.24	.24	.24	.24	.24
Market price at year-end **	$26.01	33.09	55.26	39.26	39.24	27.07	29.17	26.25	20.81	21.81	22.88
*	Fiscal year includes 53 weeks.
**	On September 29, 2006, the Company distributed 1.3542759 shares of THI common stock for each outstanding share of Wendy’s common stock in the form of a pro rata stock dividend. After the distribution, the market price of the Company’s stock reflected the value of the Company excluding THI. See Note 6 of the Financial Statements and Supplementary Data included in Item 8 herein for additional information on the THI distribution.
***	After the spin-off of THI in 2006, the Company lowered its annual dividend rate to reflect the reduced earnings of the Company excluding THI.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Wendy’s International, Inc. and subsidiaries (the “Company”) completed the initial public offering (“IPO”) of Tim Hortons Inc. (“THI”) in March 2006, the spin-off of THI on September 29, 2006, the sale of Baja Fresh on November 28, 2006 and the sale of Cafe Express on July 29, 2007. Accordingly, the after-tax operating results of THI, Baja Fresh and Cafe Express appear in the Income from discontinued operations line on the Consolidated Statements of Income for all years presented.

The Company’s reported net income was $87.9 million in 2007 compared to $94.3 million in 2006. The 2007 reported net income declined because THI results were included in the Company’s 2006 results as part of income from discontinued operations, but are not included in the Company’s 2007 results. Income from continuing operations improved $49.6 million, or 134%, from $37.0 million in 2006 to $86.6 million in 2007. The year over year improvement was driven primarily by stronger operating income, which improved $116.7 million, or 289%, over 2006, partially offset by lower interest income of $24.1 million due to lower average cash balances in 2007 compared to 2006 and higher interest expense of $9.3 million on debt associated with the sale of a portion of the Company’s royalty revenues. Both 2007 and 2006 results were impacted by restructuring charges and 2007 results were impacted by costs associated with the Board of Director’s Special Committee, which was formed to investigate strategic options for the Company (see “Management’s Outlook” section below). Excluding the restructuring charges in 2007 and 2006 and Special Committee related charges in 2007 as shown on the Consolidated Statements of Income, 2007 adjusted operating income of $191.4 million was higher than 2006 adjusted operating of $79.2 million by $112.2 million, or 142%. The Company uses adjusted operating income as an internal measure of operating performance. Management believes adjusted operating income provides a meaningful perspective of the underlying operating performance of the business.

The 2007 improved operating income results from continuing operations over 2006 were driven by higher company operated restaurant margins (see below), reduced general and administrative costs of $25.2 million, resulting primarily from the Company’s 2006 cost reduction efforts and lower insurance costs, the absence of 2006 incremental advertising contributions of $25.0 million to the Wendy’s National Advertising Program (“WNAP”) that did not recur in 2007 and gains from insurance recoveries of $9.0 million in 2007. Company operated restaurant margins in 2007 improved by 180 basis points over 2006 primarily reflecting positive sales, including menu price increases tied to the Company’s market based pricing strategy, and labor efficiencies. U.S. company operated restaurant margins in 2007 improved by 210 basis points over 2006. The reported company operated restaurant margin basis point improvement would have been higher without the impact of rising commodity prices which negatively impacted U.S. company operated store margins 90 basis points in 2007 compared to 2006.

Other factors that favorably impacted 2007 results compared to 2006 included 2007 store closure charges of $7.3 million, compared to 2006 store closure charges of $16.7 million and a $5.7 million gain related to a 2007 amendment of the Tax Sharing Agreement with THI. These favorable variances in 2007 were partially offset by higher 2007 remodel incentives provided to franchisees of $5.4 million and a 2007 $5.0 million impairment of the Company’s investment in Pasta Pomodoro. In addition, operating income was $7.2 million lower in 2007 because the Company’s 50/50 Canadian restaurant real estate joint venture with THI is no longer consolidated since the spin-off of THI in September 2006. If adjusted operating income did not include the amounts discussed in this paragraph and the incremental advertising contributions to WNAP and gains from insurance recoveries discussed in the previous paragraph, 2007 adjusted operating income of $191.4 million would have been higher by $10.2 million, or $201.6 million, and 2006 adjusted operating income of $79.2 million would have been higher by $41.7 million, or $120.9 million.

One of the key indicators in the restaurant industry that management monitors to assess the health of the Company is average same-store sales. This metric provides information on total sales at restaurants operating during the relevant period and provides a useful comparison between periods. Average same-store sales results for U.S. company operated and U.S. franchised restaurants are listed in the table below. Franchisee operations are not included in the Company’s financial statements; however, franchisee sales result in royalties and rental income which are included in the Company’s franchise revenues.

For comparative purposes, average same-store sales changes at U.S. company operated and U.S. franchised restaurants for 2007 are shown in the table below.

	2007 Average Same-Store Sales Increases/(Decreases)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2007
U.S. company restaurants	3.8%	0.7%	0.2%	(0.8)%	0.9%
U.S. franchise restaurants	3.7%	0.4%	1.3%	0.2%	1.4%
For comparative purposes, average same-store sales changes at U.S. company operated and U.S. franchised restaurants for 2006 are shown in the table below.
	2006 Average Same-Store Sales Increases/(Decreases)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2006
U.S. company restaurants	(4.8)%	0.7%	4.1%	3.1%	0.8%
U.S. franchise restaurants	(5.2)%	1.0%	3.9%	2.7%	0.6%

Other financial and operating highlights include:

■

The Company and its franchisees opened a total of 92 new restaurants during 2007, including 16 company operated restaurants and 76 franchised restaurants. This reflects the slowing of store development as the Company focuses on improving store margins. Company operated stores closed in 2007 totaled 22 and franchisees closed a total of 98 restaurants in 2007.

■	In the first quarter of 2007, the Company completed an accelerated share repurchase (“ASR”) of 9.0 million shares for $298.0 million.

A summary of systemwide restaurants is included on page 38.

Company Operated Restaurant Margins

The Company’s restaurant margins are computed as store sales less store cost of sales and company restaurant operating costs, divided by store sales. Depreciation is not included in the calculation of company operated restaurant margins. Company operated restaurant margins improved to 10.7% in 2007 compared to 8.9% in 2006 primarily reflecting positive sales, including menu price increases tied to the Company’s market based pricing strategy, and labor efficiencies. The 2006 company operated restaurant margins improved to 8.9% from 8.6% in 2005, primarily reflecting improvements in cost of sales.

Sales

The Company’s sales are comprised of sales from company operated restaurants, sales of kids’ meal toys to franchisees and sales of sandwich buns from the Company’s bun baking facilities to franchisees. Franchisee sales are not included in reported sales. Of total sales, domestic company store sales comprised approximately 85% in each period presented, while the remainder primarily represented Canadian company store sales.

The $5.4 million increase in sales in 2007 versus 2006 primarily included the impact from a strengthening Canadian dollar of approximately $12 million and the impact of slightly higher average same-store sales at U.S.

company operated restaurants, offset by fewer U.S. company operated restaurants open during the year, as the Company closed 22 underperforming company operated restaurants in 2007 and sold a net 45 restaurants to franchisees in 2007. The U.S. sales benefited from menu price increases and additional sales derived from the Company’s new breakfast program.

The $16.2 million increase in sales in 2006 versus 2005 primarily included the impact from a strengthening Canadian dollar of approximately $13 million and the impact of higher average same-store sales at company operated restaurants, offset by fewer U.S. company operated restaurants open during the year, as the Company closed 29 underperforming company operated restaurants in 2006. Total company operated restaurants open at year-end 2007 were 1,414 versus 1,465 at year-end 2006 and 1,502 at year-end 2005.

The following table summarizes various restaurant statistics for U.S. company operated restaurants for the years indicated:

	2007	2006	2005
Average U.S. company same-store sales increase (decrease)	0.9%	0.8%	(3.7)%
U.S. company operated restaurants open at year-end	1,274	1,317	1,345
U.S. average unit volumes	$1,422,000	$1,400,000	$1,365,000

Franchise Revenues

The Company’s franchise revenues include royalty income from franchisees, rental income from properties leased to franchisees, gains from the sales of properties to franchisees and franchise fees. Franchise fees cover charges for various costs and expenses related to establishing a franchisee’s business.

The $5.5 million increase in franchise revenues in 2007 versus 2006 primarily reflects higher royalties of $6.5 million, due primarily to growth in U.S. franchisee average same-store sales of 1.4% and a stronger Canadian dollar, and $1.0 million in higher gains on sales of stores to franchisees in 2007, partially offset by $3.2 million in lower rental income due primarily to the change in accounting for the Company’s 50/50 Canadian restaurant real estate joint venture with THI. This 50/50 joint venture is no longer consolidated since the spin-off of THI. As a result, rental income received by the joint venture is no longer reflected on the Company’s Consolidated Statements of Income and the Company’s 50% share of the joint venture’s income is recorded under the equity method of accounting in other (income) expense, net.

The $32.4 million decrease in franchise revenues in 2006 versus 2005 primarily reflects $16.8 million in lower rental income due to the sale of sites previously leased to franchisees during 2005 and early 2006. The decrease also reflects the absence of $16.3 million in gains on sales of properties leased to franchisees that occurred in 2005.

The following table summarizes various restaurant statistics for U.S. franchised restaurants for the years indicated:

	2007	2006	2005
U.S. average franchise same-store sales increase (decrease)	1.4%	0.6%	(3.1)%
Franchise restaurants open at year-end	4,662	4,638	4,673
Average unit volumes	$1,309,000	$1,276,000	$1,263,000

Cost of Sales

Cost of sales includes food, paper and labor costs for company operated restaurants, and the cost of goods sold to franchisees related to kids’ meal toys and from the Company’s bun baking facilities. Of the total cost of sales, U.S. company operated restaurant cost of sales comprised approximately 84% in each period presented, while the remainder primarily represented Canadian company operated restaurants. Overall, cost of sales as a percent of sales was 61.2% in 2007, 62.7% in 2006 and 63.7% in 2005.

U.S. company operated restaurant cost of sales were 59.9% of U.S. company operated restaurant sales in 2007, compared with 61.5% in 2006 and 62.5% in 2005. U.S. food and paper costs were 32.5% of U.S. company operated restaurant sales in 2007, compared with 33.7% in 2006 and 34.7% in 2005. The decrease in 2007 versus 2006 primarily reflects menu price increases tied to the Company’s market based pricing strategy, partially offset by higher commodity costs. The decrease in 2006 versus 2005 primarily reflects lower commodity costs, including an approximate 8% decline in beef, and improved menu management, with the introduction of higher-margin products.

U.S. labor costs were 27.4% of U.S. company operated restaurant sales in 2007, compared with 27.8% in 2006 and 27.8% in 2005. The decrease in 2007 versus 2006 primarily reflects menu price increases and labor cost savings initiatives, offset by an average labor rate increase of 3.3%. The increase in 2006 versus 2005 primarily reflects an average labor rate increase of 2.3%, partially offset by the favorable impact from the closure of lower volume stores in 2005, an average same-store sales increase in company operated restaurants and productivity improvements.

Company Restaurant Operating Costs

Company restaurant operating costs include costs necessary to manage and operate company restaurants, except cost of sales and depreciation. Of the total company restaurant operating costs, U.S. company stores comprised approximately 90% in each period presented, while the remainder primarily represented Canadian company stores.

As a percent of company operated restaurant sales, company restaurant operating costs were 27.7% in 2007, 28.5% in 2006 and 27.8% in 2005. The 2007 decrease versus 2006 primarily reflects lower costs as a result of the Company’s 2006 cost saving initiatives and lower bonuses of $4.0 million. The 2006 increase versus 2005 primarily reflects higher utilities of $6.6 million, higher performance-based incentive compensation of $4.4 million, as well as higher costs for property management, insurance and supplies. These 2006 increases were partially offset by lower group insurance reserves of $4.1 million due to favorable claims experience.

Operating Costs

Operating costs include rent expense and other costs related to properties subleased to franchisees, other franchisee related costs and costs related to operating and maintaining the Company’s bun baking facilities.

The $23.9 million decrease in operating costs in 2007 versus 2006 reflects $25.0 million in special contributions to the WNAP in 2006 and a $5.7 million decline in rent expense related to the change in accounting for the Company’s 50/50 Canadian restaurant real estate joint venture which is no longer consolidated, partially offset by higher franchisee remodel incentives of $5.4 million. The $26.3 million increase in operating costs in 2006 versus 2005 primarily reflects the $25.0 million in special contributions to the WNAP in 2006, as well as $3.4 million in payments related to a distributor commitment and $1.1 million in 2006 for franchise remodel incentives. These 2006 increases were partially offset by lower rent expense due to the fact that the Company’s 50/50 Canadian restaurant joint venture with THI is no longer consolidated as a result of the spin-off of THI in September 2006, and therefore, this rent is no longer included in operating costs. For the first nine months of 2006, this rent totaled approximately $6 million.

Depreciation of Property and Equipment

Depreciation of property and equipment decreased $9.5 million in 2007 and decreased $5.4 million in 2006. The decrease in 2007 versus 2006 reflects the lack of $2.9 million of depreciation from the Company’s 50/50 Canadian restaurant real estate joint venture with THI that is no longer consolidated, a reduction in the number of company operated restaurants and other asset dispositions. The decrease in 2006 versus 2005 primarily reflects a reduction in the number of company operated restaurants.

General and Administrative Expenses

General and administrative expenses decreased $25.2 million, or 10.6%, in 2007 versus 2006. As a percent of revenues, general and administrative expenses were lower in 2007 at 8.7% versus 9.7% in 2006. The dollar and percentage decrease in 2007 reflects lower salaries and benefits of $15.7 million, lower performance-based incentive compensation of $6.8 million, lower insurance cost of $8.0 million due to lower claims and lower professional fees of $4.9 million. These improvements were partially offset by higher equity-based compensation of $3.9 million and higher marketing related expenses of $2.3 million for new product testing.

In 2006, general and administrative expenses increased $16.7 million, or 7.6%, to $237.6 million versus 2005. As a percent of revenues, general and administrative expenses were higher in 2006 at 9.7% versus 9.0% in 2005. The dollar and percent increase in 2006 includes incremental expense for performance-based incentive compensation of $10.9 million, $9.2 million in incremental consulting and professional fees and $7.4 million in higher costs related to breakfast. These increases were partially offset by lower salary and benefit costs of $14.8 million.

Restructuring and Special Committee Related Charges

In 2007 and 2006, the Company accrued restructuring costs of $9.7 million and $38.9 million, respectively, related to its voluntary enhanced retirement plan, reduction in force and professional fees as part of a cost reduction plan. The restructuring charges included $7.4 million and $3.9 million of non-cash pension settlement charges in 2007 and 2006, respectively.

In 2007, the Company recorded $24.7 million of primarily financial and legal advisory fees related to the activities to the Special Committee formed by the Company’s Board of Directors (see “Management’s Outlook” section for a further description). No Special Committee costs were recorded in 2006 or 2005.

Other (Income) Expense, Net

Other (income) expense, net includes amounts that are not directly derived from the Company’s primary business. These include amounts related to store closures, sales of properties to non-franchisees and equity investment income.

The following is a summary of other (income) expense, net for each of the years indicated:

(In thousands)	2007	2006	2005
Store closing costs	7,266	16,737	24,696
Rent revenue	0	(14,021)	(16,359)
Gain from property dispositions	(4,956)	(6,833)	(46,855)
Equity investment (income) loss	(9,424)	(2,962)	2,046
Impairment of equity investment	5,000	0	0
Gain from insurance recoveries	(9,018)	0	0
THI tax sharing amendment	(5,698)	0	0
Other, net	7,824	5,633	2,209
Other (income) expense, net	$(9,006)	$(1,446)	$(34,263)

Store closing costs

Store closure charges include asset impairments and lease termination costs.

Rent revenue

Rent revenue included in other (income) expense, net represents rent paid by THI to the Company’s 50/50 Canadian restaurant real estate joint venture with THI. After the spin-off of THI on September 29, 2006, this joint venture was no longer consolidated in the Company’s financial statements and only Wendy’s 50% share of the joint venture income is included in other (income) expense, net, under the equity accounting method.

Gain from property dispositions

The 2007 gain from property dispositions reflects the sale of 21 properties and includes $3.2 million of gains related to properties held for sale and also reflects the sale of an additional 40 properties for a gain of $1.8 million. The 2006 gain from property dispositions reflects the sale of 70 properties and includes $5.5 million of gains related to properties held for sale. The 2005 gain from property dispositions includes a gain of $46.2 million related to the sale of 130 Wendy’s real estate properties to a third party for $119.1 million.

Equity investment (income) loss

Equity investment income in 2007 primarily includes income from the Company’s 50/50 Canadian restaurant real estate joint venture with THI. Prior to the fourth quarter of 2006, this joint venture was consolidated. Equity income prior to the fourth quarter of 2006 includes equity (income) losses from other equity investments held by the Company.

Impairment of equity investment

Based on a decline in Pasta Pomodoro operating results, in the fourth quarter of 2007 the Company recorded a $5.0 million impairment of its equity investment in Pasta Pomodoro to reflect an other then temporary decline in the value of the Company’s investment in its Pasta Pomodoro investment in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. As of December 30, 2007, the Company’s recorded equity investment value in Pasta Pomodoro was $5.8 million and is classified as Other assets in the Company’s Consolidated Balance Sheet.

Gain from Insurance Recoveries

Gain from insurance recoveries reflects insurance recoveries for Hurricane Katrina property damages.

THI tax sharing amendment

In November 2007, the Company executed an amendment to its tax sharing agreement with THI which reduced the Company’s liability to THI by $5.7 million.

Other, net

Other, net in 2007 primarily includes store-level asset write-offs of $5.4 million and severance costs of $1.9 million. Other, net in 2006 primarily includes store-level asset write-offs of $5.5 million and severance costs of $2.4 million, partially offset by favorable legal reserve settlements of $1.5 million.

Interest Expense

The $9.3 million increase in interest expense in 2007 versus 2006, primarily reflects interest on debt that was incurred in the fourth quarter of 2006 as a result of the sale of a portion of the Company’s 2007 royalty revenues.

In the fourth quarter of 2006, the Company entered into an agreement to sell approximately 40% of the Company’s U.S. royalties for a 14-month period to a third party in return for a cash payment in 2006 of $94.0 million. When received, the $94.0 million was recorded as debt (see also the “Liquidity and Capital Resources” section below). Also, the Company recorded a pretax fourth quarter 2007 adjustment of $1.7 million ($1.1 million after tax) as a cumulative correction of the accounting for a capital lease with a bargain purchase option. The adjustment represents a cumulative catch-up of the lease entered into in 1995 and was not material to the current year or prior years.

The $7.4 million decrease in interest expense in 2006 versus 2005 primarily reflects the repayment of the Company’s $100 million, 6.35% Notes in December 2005.

Interest Income

The $24.1 million decrease in interest income in 2007 versus 2006 primarily reflects reduction in cash balances as a result of the completion of a modified “Dutch Auction” tender offer in the fourth quarter of 2006, using approximately $800 million of cash, and the completion of an ASR using approximately $298 million of cash in the first quarter of 2007.

The $33.9 million increase in interest income in 2006 versus 2005, primarily reflects interest earned on the funds received from THI after its IPO in March 2006, which also included borrowings by THI paid to the Company.

Income Taxes

The effective income tax rate for 2007 was 31.1% compared to 12.8% for 2006 and 37.8% for 2005. The rate for 2007 was favorably impacted by the resolution of the 2005 IRS audit, settlement of a Competent Authority matter as well as audits for various states. These benefits were partially offset by the recording of a valuation allowance (expense) associated with the book/tax basis difference on the Pasta Pomodoro investment. In 2007, the Company deducted fees to certain advisors to the Special Committee of the Board of Directors. In the event a transaction (i.e. sale, merger or other transaction related to the Company’s Special Committee process) takes place, these 2007 fees may be deemed as non-deductible resulting in up to approximately $9 million in additional tax expense for the period in which the transaction would occur. The rate for 2006 was favorably impacted by the resolution of the IRS audit for 2001 through 2004 along with audits for various states. Additionally, the rate in 2006 benefited from federal tax credits earned throughout the year for hiring employees in the Gulf Zone subsequent to Hurricane Katrina.

Income from Discontinued Operations

The Company completed its spin-off of THI on September 29, 2006, completed its sale of Baja Fresh on November 28, 2006 and completed the sale of Cafe Express on July 29, 2007. Accordingly, the after-tax operating results of THI, Baja Fresh and Cafe Express appear in the Income from discontinued operations line on the Consolidated Statements of Income for all years presented. Income from discontinued operations, net of tax, was $1.3 million, $57.3 million and $139.0 million in 2007, 2006 and 2005, respectively. The results for 2006 include a Baja Fresh $46.9 million pretax goodwill impairment charge, $84.5 million and $9.2 million of Baja Fresh and Cafe Express pretax intangible and fixed asset impairment charges, respectively, and a tax benefit of $11.5 million to recognize the outside book versus tax basis differential on the sale of the stock of Baja Fresh. Also, the results from discontinued operations included only nine months of THI results in 2006 compared to a full year of THI results in 2005. The results for 2005 include $25.4 million and $10.7 million of THI and Cafe Express pretax goodwill impairment charges, respectively, and $18.5 million and $4.0 million of pretax asset impairment charges of THI and Cafe Express, respectively.

Comprehensive Income

Comprehensive income was higher than net income by $23.4 million in 2007, lower than net income by $16.0 million in 2006 and higher than net income by $12.1 million in 2005. The increase in comprehensive income in 2007 is due to favorable translation adjustments of $19.8 million and a pension liability adjustment of $3.6 million. The decrease in comprehensive income in 2006 is primarily due to a pension liability adjustment of $21.5 million, partially offset by $5.4 million in favorable translation adjustments. The increase in comprehensive income over net income in 2005 primarily reflects favorable translation adjustments.

FINANCIAL POSITION

Overview

The Company generates considerable cash flow each year from operating income excluding depreciation and amortization. The sale of properties has also provided significant cash to continuing operations over the last three years. The main recurring requirement for cash is capital expenditures. The Company generally generates cash from continuing operating activities in excess of capital expenditure spending. Share repurchases are part of the ongoing financial strategy utilized by the Company, and normally these repurchases have come from cash on hand, including the cash provided by option exercises. In the first quarter of 2007, the Company used a portion of the funds received from THI after its initial public offering (“IPO”) to repurchase 9.0 million shares in an ASR for a total purchase price of $298.0 million, including a $15.5 million price adjustment in the second quarter of 2007. In the fourth quarter of 2006, the Company also used approximately $800 million of funds received from THI after its IPO to complete a “Dutch Auction” tender offer share repurchase of 22.4 million common shares. In the short term, the Company expects cash provided from option exercises should decrease because, until 2007 when the Company granted 0.9 million options, the Company had not granted options over the previous two years. At December 30, 2007 there were approximately 2 million options outstanding. In February 2007, the Company announced an increase in its annual cash dividend from $0.34 per share to $0.50 per share beginning with the quarterly dividend paid May 2007.

The Company currently has a $500 million shelf registration and $200 million revolving credit facility which are unused as of December 30, 2007. The revolving credit facility expires in March 2008 and the Company is currently negotiating a renewal of this agreement. The Company did not borrow under its revolving credit facility during the year ended December 30, 2007.

The Company maintains a strong balance sheet. Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt BB- and Ba3, respectively. Standard & Poor’s has stated that the Company’s debt ratings remain on credit watch with negative implications. Moody’s has stated that it has placed the Company’s debt ratings on review for possible downgrade (see discussion under “Liquidity and Capital Resources” below). The long-term debt-to-total equity ratio for the Company’s continuing operations increased to approximately 68% at year-end 2007 from approximately 55% at year-end 2006, primarily reflecting a $207.5 million decline in equity in 2007 due primarily to common share repurchases of $298.0 million.

Total assets decreased $270.9 million in 2007 to $1.8 billion primarily due to a $246.4 million reduction in cash, due in large part to common share repurchases of $298.0 million. Return on average assets was 4.9% in 2007 and 2.8% in 2006. The increase primarily reflects an increase in income from continuing operations. Return on average assets is computed as net income divided by average assets over the previous five quarters, excluding advertising fund restricted assets. Current advertising fund restricted assets are separately presented on the Company’s Consolidated Balance Sheets. The Company is restricted from utilizing these assets for its own purposes. See also Note 14 of the Financial Statements and Supplementary Data included in Item 8 herein for further information.

Total shareholders’ equity decreased $207.5 million in 2007 due to common share repurchases. Return on average equity, defined as net income divided by average equity over the previous five quarters, was 10.7% in 2007 and 4.7% in 2006.

Comparative Cash Flows

Cash flows from operations provided by continuing operations were $255.2 million, $143.9 million and $190.8 million for 2007, 2006 and 2005, respectively. The 2007 increase was primarily due to higher income from continuing operations and lower tax payments, resulting primarily from the timing between 2006 and 2007 of tax benefits associated with the sale of 40% of the Company’s U.S. royalties in 2006. The 2006 decrease compared to 2005 was primarily due to tax benefits of $29.2 million related to equity award grants which were classified as a financing activity cash inflow for the first time in 2006 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” and higher working capital cash outflows in 2006 versus 2005. Prior to 2006, tax benefits related to equity award grants were classified as an operating activity cash inflow.

Cash flows from operations (used) provided by discontinued operations were $(1.7) million, $127.5 million and $286.5 million for 2007, 2006 and 2005, respectively. The 2007 decrease was primarily due to the spin-off of THI in 2006. The 2006 decrease was primarily due to the spin-off of THI in September 2006, higher tax and interest payments of $30.1 million, 2006 foreign currency hedge payments of $28.0 million and higher working capital cash outflows in 2006 versus 2005.

Net cash used in investing activities from continuing operations totaled $99.8 million in 2007 compared to $62.6 million in 2006 and cash provided of $3.7 million in 2005. The $37.2 million difference between 2007 and 2006 primarily reflects a decrease in proceeds from property dispositions of $31.1 million and higher 2007 capital expenditures of $20.6 million. Capital expenditures increased in 2007 due to a higher number of store remodels and a $12.4 million purchase of 18 properties pursuant to a previously granted put option that was exercised by the landlord on properties previously leased to the Company. Other differences between 2007 and 2006 include the receipt in 2007 of $8.4 million of insurance proceeds related to property losses incurred as a result of hurricanes Katrina and Wilma and lower 2007 expenditures for franchisee acquisitions.

The $66.3 million higher cash used in investing activities from continuing operations in 2006 compared to 2005 primarily reflects a decrease in 2006 proceeds from property dispositions of $133.2 million primarily due to the 2005 sale of properties previously leased to franchisees, partially offset by lower 2006 capital expenditures of $71.8 million. Capital expenditures are the largest ongoing component of the Company’s investing activities and include expenditures for new restaurants, improvements to existing restaurants and other capital needs. A summary of continuing operations capital expenditures for the last three years follows.

(In millions)	2007	2006	2005
New restaurants	$28	$44	$101
Restaurant improvements	79	56	56
Other capital needs	27	10	24
Total capital expenditures	$134	$110	$181

Net cash used in investing activities from discontinued operations was $.2 million in 2007 compared to $88.3 million in 2006 and $190.9 million in 2005. The decrease in net cash used in 2007 compared to 2006 is due to the spin-off of THI in 2006. The decrease in net cash used in 2006 compared to 2005 primarily reflects a $76.5 million decrease in capital expenditures for new store development and higher development costs in 2005 for THI’s new distribution center and $25.0 million in net proceeds from the sale of Baja Fresh in 2006.

Net cash used in financing activities from continuing operations totaled $405.6 million in 2007 compared to $854.9 million in 2006 and $77.4 million in 2005. The $449.3 million decrease in net cash used from continuing operations in 2007 compared to 2006 primarily reflects fewer share repurchases of $726.9 million and lower 2007 dividends of $28.8 million, offset by $113.2 million in lower 2007 proceeds from employee exercises of stock options, and $78.3 million of 2007 debt repayments compared to net borrowing proceeds in 2006 of $90.7 million. The $777.5 million increase in net cash used from continuing operations in 2006 compared to 2005 primarily reflects higher 2006 share repurchases of $925.4 million and $96.1 million in lower 2006 proceeds from employee exercises of stock options, partially offset by $94.0 million in proceeds from debt established through the sale of a portion of the Company’s royalty revenues and 2005 net debt repayments of $124.3 million. Dividends paid in 2007 decreased $28.8 million as the Company adjusted its annual dividend rate subsequent to the spin-off of THI to reflect the reduced earnings of the Company excluding THI.

Financing activities from discontinued operations provided no cash in 2007 and $796.9 million in 2006, compared to a cash use of $0.1 million in 2005. The 2006 amount primarily reflects net proceeds of $716.8 million related to the THI IPO and THI proceeds from the issuance of debt. Offsetting these amounts were 2006 net principal payments on debt obligations of $183.1 million, primarily reflecting THI’s repayment of its $200 million Canadian bridge facility in May 2006 and the elimination of $170.6 million of THI cash.

Liquidity and Capital Resources

Cash flow from continuing operations, cash and investments on hand, possible asset sales, cash available through existing revolving credit agreements and the possible issuance of securities should provide for the Company’s projected short-term and long-term cash requirements, including cash for capital expenditures, authorized share repurchases, dividends, repayment of debt, future acquisitions of restaurants from franchisees and other corporate purposes. The Company is currently negotiating a renewal of its revolving credit facility which expires in March 2008. In the past three years, cash provided by operating activities, borrowings, proceeds from stock options and other sources was used to primarily fund continued growth in restaurants, other capital expenditures, investments, dividend payments and repurchases of shares of common stock. As of December 30, 2007, the Company had $211.2 million of cash on its balance sheet.

In the first quarter of 2007, the Company completed an ASR of 9.0 million shares for $282.5 million at an initial price of $31.33 plus certain other costs. The repurchased shares were also subject to a purchase price adjustment based upon the weighted average price during the period from the repurchase date until settlement, which occurred in May 2007. The price adjustment increased the per share cost at settlement date to $33.05, resulting in an additional cost of $15.5 million.

In November 2006, the Company purchased 22.4 million of its common shares at a purchase price of $35.75 per share, for a total cost of $804.4 million by conducting a modified “Dutch Auction” tender offer. In the first quarter of 2006, the Company acquired 3.75 million shares in an ASR for a total cost of $220.1 million or $58.64 per share (prior to the spin-off of THI). Cash used to acquire the shares in November 2006 was received from THI after its IPO in late March and included borrowings by THI paid to the Company.

The Company expects 2008 capital expenditures to be in the range of approximately $110 million to $130 million for new restaurant development, remodeling, maintenance and technology initiatives. In 2008, the Company plans to open new company operated and franchised restaurants which, in the aggregate, would total between 70 and 90 compared to 92 in 2007. Development in 2008 is expected to be concentrated in North America.

The Company used cash totaling $298.0 million, $1.0 billion and $99.5 million in 2007, 2006 and 2005, respectively, to repurchase common shares. Generally, the Company’s objective in its share repurchase program is to enhance shareholder value and offset the dilution impact of the Company’s equity compensation program. Since 1998 through the end of 2007, the Company has repurchased 77.6 million common and other shares exchangeable into common shares for $2.4 billion.

In the fourth quarter of 2006, the Company entered into an agreement to sell approximately 40% of the Company’s U.S. royalties for a 14-month period to a third party in return for a cash payment in 2006 of $94.0 million. Royalties subject to the agreement relate to royalties payable to a subsidiary of the Company for both company operated and franchised stores. The cash received in 2006 was classified as debt and, as of December 30, 2007, the recorded debt was $18.8 million. This recorded debt amount is expected to be repaid through May 2008 as royalties are received. The agreement related to this transaction will conclude in May 2008, unless terminated earlier by agreement of the parties.

In February 2007, the Company announced that based on its strong cash position and strategic direction, it intended to increase its common stock dividend by 47%, from the annual $0.34 rate established in the fourth quarter of 2006 to $0.50, beginning with the May 2007 payment. The $0.50 annual dividend rate was established with an intended dividend yield of 1.4% to 1.6%. Prior to the spin-off of THI in the third quarter of 2006, the Company’s annual dividend rate was $0.68. The Company adjusted its annual dividend rate subsequent to the spin-off of THI to reflect the reduced earnings of the Company excluding THI.

In 2006 and 2005, the Company issued only restricted stock, restricted stock units and performance shares (together with performance units, the “restricted shares”) under its existing equity plans. The issuance of restricted shares combined with significant option exercises over the last two years have reduced “overhang” (all approved but unexercised options and restricted shares divided by shares outstanding plus all approved but unexercised options and restricted shares). The Company obtained shareholder approval for the 2007 Stock Incentive Plan (the “2007 Plan”) at its shareholders’ meeting on April 26, 2007. The 2007 Plan provides for equity compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance shares, performance units and share awards (collectively, “Awards”) to eligible employees and directors of the Company or its subsidiaries. The Company began using the 2007 Plan to issue annual stock option grants and long-term performance unit awards in 2007. The 2007 Plan authorizes up to 6 million common shares for grants of Awards. The common shares offered under the 2007 Plan may be authorized but unissued shares, treasury shares or any combination thereof. Based on the current compensation philosophy of the Company’s Compensation Committee (the “Committee”), the Company expects that approximately 50% of the value of Awards made in subsequent years will be comprised of stock options, with the remaining 50% of the value comprised of performance awards. This was the philosophy under which Awards for 2007 were made. However, this is subject to review and possible change by the Committee.

In 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to issue up to $500 million of securities. As of December 30, 2007 and throughout the year, the Company was in compliance with its covenants under its $200 million revolving credit facility and the limits of its Senior Notes and debentures. As of December 30, 2007, no amounts under the $200 million credit facility were drawn and all of the $500 million of securities available under the above-mentioned Form S-3 filing remained unused. The $200 million credit facility expires March 2008 and the Company is currently negotiating a renewal of this agreement.

Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt as BB- and Ba3, respectively. The ratings were downgraded in the second quarter of 2007 and are considered below investment grade. Following the Company’s announcement on June 18, 2007 that the Special Committee of its Board of Directors had decided to explore a possible sale of the Company and was evaluating a possible securitization financing that could be used by a potential acquirer or in a recapitalization of the Company, Standard & Poor’s reduced its rating and issued a statement that the Company’s debt ratings remained on credit watch with negative implications. Moody’s also reduced its rating and issued a statement that it had placed the Company’s debt ratings on review for possible downgrade. As a result of the lower debt ratings, the Company could incur an increase in borrowing costs if it were to enter into new borrowing arrangements and can no longer access the capital markets through its commercial paper program. If the ratings should continue to decline, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include, among other things, sales and cost trends, the Company’s cash position, cash flow, capital expenditures, stability of earnings, the possible non-renewal of the Company’s revolving credit facility and transactions implemented in connection with the strategic alternatives being considered by the Special Committee.

The Company does not have significant term-debt maturities until 2011. The Company believes it will be able to pay or refinance its debt obligations as they become due based on its strong financial condition and sources of cash described above. The Company’s significant contractual obligations and commitments as of December 30, 2007 are shown in the following table. Purchase obligations primarily include commitments for advertising expenditures and purchases for certain food-related ingredients.

	Payments Due by Period
Contractual Obligations(1) (In thousands)	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Long-term debt, including interest and current maturities	$59,473	$66,929	$252,479	$432,725	$811,606
Capital leases	2,048	15,994	3,290	13,705	35,037
Operating leases	62,289	118,172	92,795	723,724	996,980
Purchase obligations	166,220	2,823	1,111	0	170,154
Total Contractual Obligations	$290,030	$203,918	$349,675	$1,170,154	$2,013,777
(1)	As of December 30, 2007, the Company’s pension assets are approximately $7.3 million less than the projected benefit obligation. In the fourth quarter of 2006, the Company decided to terminate its two defined benefit pension plans and has filed with the Internal Revenue Service to distribute the amounts due to plan participants. The Company believes these plan termination payments will be made in 2008 or 2009, but there are no assurances as to the ultimate timing. Estimates of reasonably likely future pension contributions by the Company in order to make the plans’ termination payments are heavily dependent on expectations about future events outside of the pension plans, such as future pension asset performance, future interest rates, future tax law changes and future changes in regulatory funding requirements. The Company currently estimates that contributions to its pension plans to make the plans’ termination payments will not exceed $20 million, but this estimate is subject to changes in factors outside the Company’s control. Certain executive employees are also eligible to participate in one or more of the Company’s supplemental executive retirement plans. Under these plans, each participating employee’s account reflects amounts credited by the Company based on the employee’s earnings plus or minus investment gains and losses of specified investments in which amounts credited by the Company are deemed to be invested. The supplemental executive retirement plans are not funded, but account balances of approximately $9 million, which are included in other long-term liabilities on the Consolidated Balance Sheet as of December 30, 2007, are payable to participating employees when they retire or otherwise are no longer employed by the Company. Estimates of reasonably likely future payments by the Company under the supplemental executive retirement plans are heavily dependent on future events outside of these plans, such as the timing of participating employees leaving the Company, the performance of the deemed investments and the time period over which employees elect to receive distributions from the supplemental executive retirement plans. Due to the significant uncertainties regarding future pension fund contributions and payments under the Company’s supplemental executive retirement plans, no pension fund contributions or supplemental executive retirement plan payments are included in the table. In addition, the Company also has liabilities for income taxes, however the timing or amounts for periods beyond 2007 cannot be determined.

Other Commercial Commitments (In thousands)	As of December 30, 2007
Franchisee lease and loan guarantees	$168,956
Contingent rent on leases	19,356
Letters of credit	6,514
Total Other Commercial Commitments	$194,826

The Company has guaranteed certain leases and debt payments, primarily related to franchisees, amounting to $169.0 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for certain other leases amounting to an additional $19.4 million. These leases have been assigned to unrelated third parties, who have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $6.5 million in letters of credit with various parties, however, management does not expect any material loss to result from these letters of credit because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years.

In accordance with Financial Accounting Standards Board Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and based on available information, the Company has accrued for certain guarantees and indemnities as of December 30, 2007 and December 31, 2006, in amounts which, in total, are not material.

At December 30, 2007 and December 31, 2006, the Company’s reserves established for doubtful royalty receivables were $2.5 million and $3.1 million, respectively. Reserves related to possible losses on notes receivable, real estate, guarantees, claims and contingencies involving franchisees totaled $9.0 million and $7.4 million at December 30, 2007 and December 31, 2006, respectively. These reserves are included in accounts receivable, notes receivable and other accrued expenses.

MANAGEMENT’S OUTLOOK

Comprehensive Plan

In October 2006, the Company announced a new plan to drive restaurant-level economic performance focused on product innovation, targeted marketing and operations excellence. Components include:

•	Revitalize Wendy’s Core Brand—The Company will focus on its brand essence, “Quality Made Fresh,” centered on Wendy’s core strength, its hamburger business.
•	Streamline and improve operations—Includes a new restaurant services group to improve system-wide restaurant operations performance, while driving improved store profits and operating margins.
•

Reclaim Innovation Leadership—Development of new products that reinforce Wendy’s “Quality Made Fresh” brand essence and drive new consumers to its restaurants. The Company believes its new product pipeline is now robust.

•	Investing—approximately $60 million per year over the next five years into the upgrade and renovation of its company operated restaurants.
•

Strengthen Franchisee Commitment—Providing up to $25 million per year of incentives to franchisees for reinvestments in their restaurants over the next four years, and require franchisees to meet store remodel standards. The Company anticipates spending significantly less than $25 million in 2008.

•

Franchising of Restaurants—The Company also intends to sell up to approximately 300 – 400 of its company operated restaurants to franchisees beginning in 2008, but focusing on improving store level profitability first.

•

Capture New Opportunities—Seeking to drive growth beyond its existing business. The Company is expanding breakfast and is following a disciplined process for product development and operations, as well as analyzing consumer feedback. With the quick-service restaurant breakfast market estimated at $30 billion, breakfast is a priority for the Company that could generate significant long-term sales and profits. Also, the Company believes it has considerable opportunity to expand in the U.S. over the long-term and is making infrastructure investments to grow its international business. The Company will continue to moderate its short-term North American development until restaurant revenues and operating cash flows improve.

•

Embrace a Performance-Driven Culture—The Company is executing a redesigned incentive compensation plan to drive future performance to better reward individual employee performance and to better align compensation with business performance in the short and longer term.

•	The Company is also prioritizing its strong culture based on the values established by Wendy’s founder Dave Thomas.

As part of its comprehensive plan, in the fourth quarter of 2007 the Company renewed its commitment to quality and innovation in all that it does and announced specific initiatives which focus on driving growth, creating efficiencies and improving returns. These initiatives include:

•

Core Hamburger—Continuing to improve the Company’s premium hamburger market share by increasing consumer appeal and building transactions. The Company intends to build on its core strength with distinctive national advertising, by leveraging the success of the Baconator and indulgent sandwiches and by emphasizing the brand’s unique competitive advantage of “fresh, never frozen” beef.

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

•

Breakfast—Continuing to leverage the Company’s brand and optimize its facilities by offering a new daypart to consumers who exhibit a demand for a better, high quality breakfast. This component meets consumer needs in the fast-growing breakfast market and is focused on improving store margins.

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

Authorization of 4 million shares remaining for repurchase

In October 2006, the Company’s Board of Directors approved a share repurchase program of up to 35.4 million shares to be implemented over the next 18 to 24 months. The Company utilized the majority of this authorization by conducting a modified “Dutch Auction” tender offer under which in the fourth quarter of 2006 it purchased 22.4 million common shares at a purchase price of $35.75. The Company purchased the shares tendered in the offer using existing cash on its balance sheet. In the first quarter of 2007, the Company purchased 9.0 million common shares in an ASR transaction at a final price of $33.05 per share plus certain other costs. As a result, as of December 30, 2007 4.0 million shares remained under the Board of Directors authorization.

Stock Ownership Guidelines

The stock ownership guidelines were revised by the Committee in April 2007, and call for officers to hold Company stock, in-the-money vested stock options and other vested equity awards in the following amounts:

Position	Multiple of Annual Base Salary
Chief Executive Officer	5X
Chief Operations Officer and Executive Vice Presidents	3X
Other Officers	1X

Formation of Special Committee

In April 2007, the Company announced that its Board of Directors, acting unanimously, had formed a Special Committee of independent directors to investigate strategic options for Wendy’s. These options, among other things, included revisions to the Company’s strategic plan, changes to its capital structure, or a possible sale, merger or other business combination. In June 2007, the Company announced that the Special Committee had decided to explore a more thorough examination of a possible sale of the Company and that the Special Committee was also evaluating a possible securitization financing. There is no specific timeframe to complete the review and there is no assurance that the process will result in any changes to the Company’s current plans. In January 2008, the Special Committee announced it believed it was in the final stages of its review process. The Company is presently unable to predict whether the Special Committee will recommend implementation of any transaction in connection with its review, or whether any such transaction would materially adversely affect the ratings for the Company’s debt securities, increase its borrowing costs, affect its ability to borrow money or raise capital by the issuance of equity, affect its strategic plan or result in materially increased expenses (such as if such transaction is a “change in control” under the terms of various plans and agreements to which the Company is a party).

Ongoing Initiatives

The Company continues to implement its strategic initiatives. These initiatives include leveraging the Company’s core assets, growing average same-store sales, improving store-level productivity to enhance margins, improving underperforming operations, developing profitable new restaurants and implementing new technology initiatives. Management intends to allocate resources to improve returns on assets and invested capital, and monitor its progress by tracking various metrics, including return on average assets, return on average equity and return on invested capital, as well as comparing to historical performance, the Company’s peers and other leading companies. The Company also continues to focus on its dividend policy, continued share repurchases and an equity-based compensation program for employees and directors.

New restaurant development will continue to be an important opportunity for the Company. The Company intends to grow responsibly, focusing on the markets with the best potential for sales and return on investment. A total of 92 new restaurants were opened in 2007. Current plans call for a total of 70 to 90 new company and franchise restaurant units to open in 2008. The primary focus will be in North America, with the majority of units being standard sites.

Another element of the Company’s strategic plan is the evaluation of potential acquisitions of franchised restaurants and the sale of company stores to franchisees.

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet” arrangements as of December 30, 2007 and December 31, 2006 as that term is described by the SEC, other than those described in Note 12 to the Consolidated Financial Statements.

Revenue Recognition

Wendy’s has a significant number of company operated restaurants at which revenue is recognized as customers pay for products at the time of sale. Franchise revenues consist of royalties, rents, gains from the sales of properties to franchisees, and various franchise fees. Royalty revenues are due 15 days after a month ends and are normally collected within two months after a period ends. The timing of revenue recognition for both retail sales and franchise revenues does not involve significant contingencies and judgments other than providing adequate reserves against collections of franchise-related revenues.

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

The Company is self-insured for most domestic workers’ compensation, health care claims, general liability and automotive liability losses. The Company records its insurance liabilities based on historical and industry trends, which are continually monitored, and accruals are adjusted when warranted by changing circumstances. Outside actuaries are used to assist in estimating casualty insurance obligations. Since there are many estimates and assumptions involved in recording insurance liabilities, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities. Workers’ compensation insurance can particularly involve significant time before the ultimate resolution of claims. Wendy’s had accrued $46.3 million and $47.3 million at year-end 2007 and 2006, respectively, for U.S. workers’ compensation liabilities, domestic general liability, domestic automotive liability and other property liabilities. In Canada, workers’ compensation benefits are part of a government-sponsored plan and although the Company and its employees make contributions to that plan, management is not involved in determining these amounts.

Pension and other retirement benefits, including all relevant assumptions required by generally accepted accounting principles, are evaluated each year with the oversight of the Company’s retirement committee. Due to the technical nature of retirement accounting, outside actuaries are used to calculate the estimated future obligations. Market interest rates are reviewed to establish pension plan discount rates and expected returns on plan assets are based on the mix of investments and expected market returns. Since there are many estimates and assumptions involved in retirement benefits, differences between actual future events and prior estimates and assumptions could result in adjustments to pension expenses and obligations. If the Company were to change its discount rate by 0.25%, this would change annual pension costs by $0.3 million. If the Company were to change its long-term return on assets rate by 0.25%, this would change annual pension costs by $0.2 million. If the lump sum conversion rate used to calculate lump sum payments of participant liabilities were to change by 0.2%, this would increase the amount of contributions required to settle participant liabilities by approximately $4 million.

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

The Company records income tax liabilities utilizing known obligations and estimates of potential obligations pursuant to SFAS No. 109 and FIN 48. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. When considered necessary, the Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. Management must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When the Company determines that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper tax valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. The Company uses an estimate of its annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end.

Depreciation and amortization are recognized using the straight-line method in amounts adequate to amortize costs over the following estimated useful lives: buildings and leasehold improvements and property under capital leases, the lesser of the useful life of the asset (up to 40 years) or the lease term, as that term is defined in SFAS No. 13, “Accounting for Leases”, as amended; restaurant equipment, up to 15 years; and other equipment, up to 10 years. The Company estimates useful lives on buildings and equipment based on historical data and industry trends. The Company capitalizes certain internally developed software costs which are amortized over a period of up to 10 years. The Company monitors its capitalization and amortization policies to ensure they remain appropriate. Intangibles separate from goodwill are amortized on a straight-line basis over periods of generally up to 15 years. Lives may be related to legal or contractual lives, or must be estimated by management based on specific circumstances.

Long-lived assets are grouped into operating markets and tested for impairment whenever an event occurs that indicates that an impairment may exist. The Company tests for impairment using the cash flows of the operating markets. A significant deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing. If an impairment is indicated, the fair value of the fixed assets is estimated using the discounted cash flows or with the assistance of third party appraisals of the operating market. The interest rate used in preparing discounted cash flows is management’s estimate of the weighted average cost of capital. The Company tests goodwill for impairment annually (or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting unit, as measured by discounted cash flows and market multiples based on earnings, to the carrying value to determine if there is an indication that a potential impairment may exist. One of the most significant assumptions is the projection of future sales. The Company reviews its assumptions each time goodwill is tested for impairment and makes appropriate adjustments, if any, based on facts and circumstances available at that time. In the fourth quarter of 2007, the Company tested goodwill for impairment and determined that no impairment was required.

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

On January 2, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted shares is the same for APB Opinion No. 25 and SFAS No. 123R and because substantially all of the Company’s stock option grants were fully vested prior to January 2, 2006, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating income, pretax income or net income. The adoption did require the Company to classify tax benefits as a financing activity versus an operating activity in the Consolidated Statements of Cash Flows.

SYSTEMWIDE RESTAURANTS

	As of December 30, 2007	As of September 30, 2007	Increase/ (Decrease) From Prior Quarter	As of December 31, 2006	Increase/ (Decrease) From Prior Year
U.S.
Company	1,274	1,288	(14)	1,317	(43)
Franchise	4,662	4,644	18	4,638	24
	5,936	5,932	4	5,955	(19)
Canada
Company	140	141	(1)	146	(6)
Franchise	236	235	1	231	5
	376	376	0	377	(1)
Other International
Company	0	2	(2)	2	(2)
Franchise	333	323	10	339	(6)
	333	325	8	341	(8)
Total
Company	1,414	1,431	(17)	1,465	(51)
Franchise	5,231	5,202	29	5,208	23
	6,645	6,633	12	6,673	(28)

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 except for nonfinancial assets and nonfinancial liabilities, for which the effective date is fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement changes the accounting for acquisition-related costs and restructuring costs, now requiring those costs to be recognized separately from the acquisition. This Statement also makes various other amendments to the authoritative literature intended to provide additional guidance or to conform the guidance in that literature to that provided in this Statement. SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 141 (R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 160.

Safe Harbor Statement

Certain information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing heavy price discounting; changes in economic conditions; changes in consumer perceptions of food safety; harsh weather, particularly in the first and fourth quarters; changes in consumer tastes; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; changes in applicable accounting rules; the ability of the Company to successfully complete transactions designed to improve its return on investment; or other factors set forth in this Form 10-K, including (in addition to other sections) Item 1A and Exhibit 99 hereto.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Inflation

Financial statements determined on a historical cost basis may not accurately reflect all the effects of changing prices on an enterprise. Several factors tend to reduce the impact of inflation for the Company. Inventories approximate current market prices. There is some ability to adjust menu prices and liabilities are repaid with dollars of reduced purchasing power.

Foreign Exchange Risk

The Company’s exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for the Canadian operations. Exposure outside of North America is limited to royalties paid by franchisees. The exposure to Canadian dollar exchange rates on the Company’s 2007 cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations. After the spin-off of THI, the Company’s exposure to Canadian dollar foreign currency risk is not material.

The Company seeks to manage its cash flows and balance sheet exposure to changes in the value of foreign currencies. The Company may use derivative products to reduce the risk of a significant negative impact on its U.S. dollar cash flows or income. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. The Company has a policy forbidding trading or speculating in foreign currency and does not hedge foreign currency translation. In accordance with SFAS No. 133, the Company defers unrealized gains and losses arising from foreign currency derivatives until the impact of the related transactions occur. Fair values are determined from quoted market prices. Since the spin-off of THI in 2006, the Company has not entered into any foreign currency hedges.

At the 2007 level of annual operating income generated from Canada, if the Canadian currency rate changes U.S. $0.05, or 5% compared to the average 2007 exchange rate, for an entire year, the annual impact on the Company’s diluted EPS would be approximately one cent per share. At current royalty levels outside of North America, if all foreign currencies moved 10% during each royalty collection period in the same direction, at the same time, the annual impact on the Company’s diluted EPS would be less than one cent per share. The Company has not hedged its exposure to currency fluctuations related to royalty collections outside North America because it does not believe the risk is material.

Interest Rate Risk

The Company’s debt is denominated in U.S. dollars, at fixed interest rates. The Company is exposed to interest rate risk impacting its net borrowing costs. The Company may seek to manage its exposure to interest rate risk and to lower its net borrowing costs by managing the mix of fixed and floating rate instruments based on capital markets and business conditions.

To manage interest rate risk, the Company entered into an interest rate swap in 2003, effectively converting some of its fixed interest rate debt to variable interest rates. By entering into the interest rate swap, the Company agreed, at specified intervals, to receive interest at a fixed rate of 6.35% and pay interest based on the floating LIBOR-BBA interest rate, both of which were computed based on the agreed-upon notional principal amount of $100.0 million. The Company does not enter into speculative swaps or other financial contracts. The interest rate swap matured in December 2005 and met specific conditions of SFAS No. 133 to be considered a highly effective fair value hedge of a portion of the Company’s long-term debt. Accordingly, gains and losses arising from the swap were completely offset against gains or losses of the underlying debt obligation. Since the spin-off of THI, the Company has not entered into an interest rate hedge.

Commodity Risk

The Company purchases certain products in the normal course of business which are affected by commodity prices. Therefore, the Company is exposed to some price volatility related to weather and various other market conditions outside the Company’s control. However, the Company employs various purchasing and pricing contract techniques in an effort to minimize volatility. Generally these techniques can include setting fixed prices with suppliers generally for one year or less, setting in advance the price for products to be delivered in the future (sometimes referred to as “buying forward”), and unit pricing based on an average of commodity prices on indexes over a period of time. The Company has not used financial instruments to hedge commodity prices, partly because of the contract pricing utilized. While price volatility can occur, which would impact profit margins, there are generally alternative suppliers available and, if the pricing problem is prolonged, the Company has some ability to increase selling prices to offset a rise in commodity price increases.

In instances such as reported cases of “mad cow disease” and illnesses from the E. coli bacteria, it is possible the Company may be exposed to commodity risks other than price risk. Reported cases over the past several years of “mad cow disease” and illnesses from the E. coli bacteria in North America, however, did not significantly impact the Company’s sales or earnings. There can be no assurance, however, that a future case of “mad cow disease” or illness from the E. coli bacteria or another food-borne illness would not have a significant impact on the Company’s sales and earnings.

Concentration of Credit Risk

The Company has cash balances in various domestic bank accounts above the Federal Deposit Insurance Corporation (“FDIC”) guarantee limits. The Company subscribes to a bank rating system and only utilizes high-grade banks for accounts that might exceed these limits. At year-end 2007, the amount in domestic bank accounts above FDIC limits was approximately $25 million. The Company also has cash in various Canadian bank accounts above amounts guaranteed by the Canadian Deposit Insurance Corporation of Canada (“CDIC”). At year-end 2007, the amount in Canadian banks above CDIC limits was approximately $25 million dollars equivalent. The Company utilizes only high-grade banks in Canada for accounts that might exceed CDIC limits.

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

Management has assessed the Company’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company’s internal control over financial reporting, management has concluded that, as of December 30, 2007, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Wendy’s International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a) (1) and (2) present fairly, in all material respects, the financial position of Wendy’s International, Inc. and its subsidiaries at December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, effective January 2, 2006 the Company changed the manner in which it accounts for share-based compensation. As discussed in Note 13, the Company changed the manner in which it records the funded status of its defined benefit pension plans in 2006. As discussed in Note 5 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” in 2007.

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

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio

February 27, 2008

Wendy’s International, Inc. and Subsidiaries—Consolidated Statements of Income

	Years ended December 30, 2007, December 31, 2006 and January 1, 2006
(In thousands, except per share data)	2007	2006	2005
Revenues
Sales	$2,160,025	$2,154,607	$2,138,365
Franchise revenues	290,219	284,670	317,053
Total revenues	2,450,244	2,439,277	2,455,418
Costs and expenses
Cost of sales	1,322,264	1,352,312	1,362,631
Company restaurant operating costs	597,285	602,298	581,869
Operating costs	22,725	46,674	20,419
Depreciation of property and equipment	113,127	122,636	127,998
General and administrative expenses	212,425	237,575	220,891
Restructuring and Special Committee related charges	34,427	38,914	0
Other (income) expense, net	(9,006)	(1,446)	(34,263)
Total costs and expenses	2,293,247	2,398,963	2,279,545
Operating income	156,997	40,314	175,873
Interest expense	(45,010)	(35,711)	(43,076)
Interest income	13,769	37,876	3,987
Income from continuing operations before income taxes	125,756	42,479	136,784
Income taxes	39,131	5,433	51,689
Income from continuing operations	86,625	37,046	85,095
Income from discontinued operations	1,271	57,266	138,972
Net income	$87,896	$94,312	$224,067
Basic earnings per common share from continuing operations	$0.97	$0.33	$0.74
Diluted earnings per common share from continuing operations	$0.96	$0.32	$0.73
Basic earnings per common share from discontinued operations	$0.02	$0.50	$1.21
Diluted earnings per common share from discontinued operations	$0.01	$0.50	$1.19
Basic earnings per common share	$0.99	$0.83	$1.95
Diluted earnings per common share	$0.97	$0.82	$1.92
Dividends declared and paid per common share	$0.46	$0.60	$0.58
Basic shares	89,143	114,244	114,945
Diluted shares	90,190	115,325	116,819

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries—Consolidated Balance Sheets

	December 30, 2007 and December 31, 2006
(Dollars in thousands)	2007	2006
Assets
Current assets
Cash and cash equivalents	$211,200	$457,614
Accounts receivable, net	72,069	84,841
Deferred income taxes	7,304	29,651
Inventories and other	29,590	30,252
Advertising fund restricted assets	42,665	36,207
Assets held for disposition	3,338	15,455
Current assets of discontinued operations	0	2,712
Total current assets	366,166	656,732
Property and equipment, net	1,246,885	1,226,328
Goodwill	84,001	85,353
Deferred income taxes	4,899	4,316
Intangible assets, net	2,704	3,855
Other assets	84,742	82,738
Non current assets of discontinued operations	0	1,025
Total assets	$1,789,397	$2,060,347
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$85,662	$93,465
Accrued expenses
Salaries and wages	39,157	47,329
Taxes	31,033	46,138
Insurance	57,190	57,353
Other	45,612	32,199
Advertising fund restricted liabilities	35,760	28,568
Current portion of long-term obligations	26,591	87,396
Current liabilities of discontinued operations	0	2,218
Total current liabilities	321,005	394,666
Long-term obligations
Term debt	521,343	537,139
Capital leases	21,680	18,963
Total long-term obligations	543,023	556,102
Deferred income taxes	45,351	30,220
Other long-term liabilities	75,887	66,163
Non current liabilities of discontinued operations	0	1,519
Commitments and contingencies
Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share, Authorized: 200,000,000 shares, Issued: 130,241,000 and 129,548,000 shares, respectively	13,024	12,955
Capital in excess of stated value	1,110,363	1,089,825
Retained earnings	1,287,963	1,241,489
Accumulated other comprehensive income (expense):
Cumulative translation adjustments	28,949	9,100
Pension liability	(18,990)	(22,546)
	2,421,309	2,330,823
Treasury stock, at cost: 42,844,000 and 33,844,000 shares, respectively	(1,617,178)	(1,319,146)
Total shareholders’ equity	804,131	1,011,677
Total liabilities and shareholders’ equity	$1,789,397	$2,060,347

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries—Consolidated Statements of Cash Flows

Years ended December 30, 2007, December 31, 2006 and January 1, 2006
(In thousands)	2007	2006	2005
Cash flows from operating activities
Net income	$87,896	$94,312	$224,067
Adjustments to reconcile net income to net cash provided by operating activities
Income from discontinued operations	(1,271)	(57,266)	(138,972)
Depreciation and amortization	115,339	123,700	129,000
Deferred income taxes	37,647	(31,781)	(12,475)
(Gain) loss from property dispositions, net	2,880	14,800	(48,060)
Equity based compensation expense	12,342	11,413	16,194
Tax benefit on the exercise of stock options	5,006	29,189	37,872
Excess stock-based compensation tax benefits	(5,006)	(29,189)	0
Net reserves for receivables and other contingencies	758	635	(81)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions of restaurants
Accounts and notes receivable	13,356	(23,386)	(1,984)
Inventories and other	613	(2,000)	(4,607)
Accounts payable and accrued expenses	(18,149)	(3,710)	(15,956)
Other, net	3,834	17,189	5,819
Net cash provided by operating activities from continuing operations	255,245	143,906	190,817
Net cash (used in) provided by operating activities from discontinued operations	(1,710)	127,473	286,460
Net cash provided by operating activities	253,535	271,379	477,277
Cash flows from investing activities
Proceeds from property dispositions	31,771	62,885	196,036
Capital expenditures	(130,102)	(109,533)	(181,302)
Acquisition of franchises	(9,586)	(13,263)	(13,251)
Proceeds from insurance settlements	8,389	0	0
Principal payments on notes receivable	608	514	9,838
Investments in joint ventures and other investments	(911)	(1,701)	(2,420)
Other investing activities	0	(1,540)	(5,216)
Net cash provided by (used in) investing activities from continuing operations	(99,831)	(62,638)	3,685
Net cash used in investing activities from discontinued operations	(174)	(88,279)	(190,898)
Net cash used in investing activities	(100,005)	(150,917)	(187,213)
Cash flows from financing activities
Proceeds from issuance of debt	0	127,973	0
Proceeds from employee stock options exercised	6,621	119,846	215,938
Excess stock-based compensation tax benefits	5,006	29,189	0
Repurchase of common stock	(298,032)	(1,024,963)	(99,545)
Principal payments on debt	(78,304)	(37,306)	(127,675)
Dividends paid on common shares	(40,885)	(69,667)	(66,137)
Net cash used in financing activities from continuing operations	(405,594)	(854,928)	(77,419)
Net cash provided by (used in) financing activities from discontinued operations	0	796,946	(94)
Net cash used in financing activities	(405,594)	(57,982)	(77,513)
Effect of exchange rate changes on cash—continuing operations	3,377	(246)	265
Effect of exchange rate changes on cash—discontinued operations	0	4,412	3,676
Net increase in cash and cash equivalents	(248,687)	66,646	216,492
Cash and cash equivalents at beginning of period	457,614	230,560	64,679
Add: Cash and cash equivalents of discontinued operations at beginning of period	2,273	162,681	112,070
Net increase (decrease) in cash and cash equivalents	(248,687)	66,646	216,492
Less: Cash and cash equivalents of discontinued operations at end of period	0	(2,273)	(162,681)
Cash and cash equivalents at end of period	$211,200	$457,614	$230,560
Supplemental disclosures of cash flow information:
Interest paid from continuing operations	$41,881	$35,369	$43,167
Interest paid from discontinued operations	0	16,783	6,675
Income taxes (refunded) paid	(9,738)	110,453	88,845
Dividend of THI net assets in conjunction with THI spin-off, including cash of $166.0 million	0	638,858	0
Non-cash investing and financing activities:
Capital lease obligations incurred from continuing operations	$2,046	$1,432	$3,852
Capital lease obligations incurred from discontinued operations	0	3,854	3,871

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries—Consolidated Statements of Shareholders’ Equity

Years ended December 30, 2007, December 31, 2006 and January 1, 2006
(In thousands)	2007	2006	2005
Common stock at stated value
Balance at beginning of period	$12,955	$12,549	$11,809
Exercise of options and restricted stock vesting	69	406	740
Balance at end of period	13,024	12,955	12,549
Capital in excess of stated value
Balance at beginning of period	1,089,825	405,588	111,286
Exercise of options, including tax benefits of $2,707, $25,440, and $37,816	9,282	145,049	257,589
Initial Public Offering of THI	0	716,680	0
THI Minority Interest	0	(140,288)	0
Unearned compensation—restricted stock	0	(37,778)	0
Restricted stock awards and other equity-based compensation	11,256	8,282	36,713
Tax adjustments related to the THI spin-off	0	(7,708)	0
Balance at end of period	1,110,363	1,089,825	405,588
Retained earnings
Balance at beginning of period	1,241,489	1,858,743	1,700,813
Net income	87,896	94,312	224,067
Dividends	(41,422)	(72,708)	(66,137)
Spin-off of THI	0	(638,858)	0
Balance at end of period	1,287,963	1,241,489	1,858,743
Accumulated other comprehensive income	9,959	(13,446)	114,156
Treasury stock, at cost
Balance at beginning of period	(1,319,146)	(294,669)	(195,124)
Purchase of common stock	(298,032)	(1,024,477)	(99,545)
Balance at end of period	(1,617,178)	(1,319,146)	(294,669)
Unearned compensation—restricted stock	0	0	(37,778)
Shareholders’ equity	$804,131	$1,011,677	$2,058,589
Common shares
Balance issued at beginning of period	129,548	125,490	118,090
Exercise of options and restricted stock vesting	693	4,058	7,400
Balance issued at end of period	130,241	129,548	125,490
Treasury shares
Balance at beginning of period	(33,844)	(7,681)	(5,681)
Purchase of common stock	(9,000)	(26,163)	(2,000)
Balance at end of period	(42,844)	(33,844)	(7,681)
Common shares outstanding	87,397	95,704	117,809

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries—Consolidated Statements of Comprehensive Income

Years ended December 30, 2007, December 31, 2006 and January 1, 2006
(In thousands)	2007	2006	2005
Net income	$87,896	$94,312	$224,067
Other comprehensive income (expense)
Translation adjustments, net of tax of $3,071 for the year ended December 31, 2006	19,849	5,402	10,820
Cash flow hedges:
Net change in fair value of derivatives, net of tax	0	(7,705)	(3,289)
Amounts realized in earnings during the period, net of tax	0	7,758	4,771
Total cash flow hedges	0	53	1,482
Pension liability (net of tax benefit of $2,161 for the year ended December 30, 2007 and tax expense of $13,033 and $100 for the years ended December 31, 2006 and January 1, 2006, respectively)	3,556	(21,450)	(183)
Total other comprehensive income (expense) (1)	23,405	(15,995)	12,119
Comprehensive income	$111,301	$78,317	$236,186
(1)	In addition to the amounts presented for 2006 above, accumulated other comprehensive income on the Consolidated Balance Sheets reflects the distribution of $112.2 million of accumulated translation adjustments as part of the spin-off of THI (see Note 6 to the Consolidated Financial Statements).

See accompanying Notes to the Consolidated Financial Statements.

Wendy’s International, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

The principal business of Wendy’s International, Inc. and Subsidiaries (the “Company”) is the operation, development and franchising of quick-service restaurants serving high-quality food. At year-end 2007, the Company and its franchise owners operated 6,645 restaurants under the name “Wendy’s” in 50 states and in 19 other countries and territories. As of December 30, 2007, total systemwide restaurants included 1,414 company operated restaurants and 5,231 franchise restaurants.

On March 29, 2006, the Company completed its initial public offering (“IPO”) of Tim Hortons Inc. (“THI”). A total of 33.4 million shares of THI were offered at an initial per share price of $23.162 ($27.00 Canadian). The shares sold in the IPO represented 17.25% of total THI shares issued and outstanding and the Company retained the remaining 82.75%. On September 29, 2006, the Company completed the spin-off of its remaining 82.75% ownership in THI, the parent company of the business previously reported as the Hortons segment. Accordingly, the results of operations of THI are reflected as discontinued operations for all periods presented. On November 28, 2006 and July 29, 2007, the Company completed the sales of Baja Fresh and Cafe Express, respectively, and accordingly, the results of operations of Baja Fresh and Cafe Express are reflected as discontinued operations for all periods presented. The assets and liabilities of Cafe Express were held for sale at December 31, 2006 and are presented as current and non-current assets and liabilities from discontinued operations as of that date (see Note 10 to the Consolidated Financial Statements). Baja Fresh and Cafe Express historically comprised the Developing Brands segment.

Fiscal year

The Company’s fiscal year ends on the Sunday nearest to December 31. The 2007, 2006 and 2005 fiscal years each consisted of 52 weeks.

Basis of presentation

The Consolidated Financial Statements include the results and balances of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation (see also Note 14 to the Consolidated Financial Statements for consolidation of the Company’s advertising funds).

Investments in unconsolidated affiliates over which the Company exercises significant influence but is not the primary beneficiary and does not have control are accounted for using the equity method. The Company’s share of the net income or loss of these unconsolidated affiliates is included in Other (income) expense, net. The Company is a partner in a 50/50 Canadian restaurant real estate joint venture with THI. After the spin-off of THI on September 29, 2006, this joint venture is no longer consolidated in the Company’s financial statements and Wendy’s 50% share of the joint venture is accounted for using the equity method. The income from this joint venture is included in Other (income) expense, net on the Consolidated Statements of Income as it is directly related to the operations of the Company.

In 2007, the Company added the Restructuring and Special Committee related charges line to the Consolidated Statements of Income, which required the reclassification of $38.9 million of restructuring costs out of Other (income) expense, net in 2006 for purposes of comparability. There were no restructuring charges in 2005.

Cash and cash equivalents

The Company considers short-term investments with original maturities of three months or less as cash equivalents. Cash overdrafts, which occur on bank accounts that do not have a right of offset and that are not funded until issued checks are presented for payment, are recorded within Accounts payable and totaled $16.0 million and $14.0 million at December 30, 2007 and December 31, 2006, respectively.

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

Inventories

Inventories, amounting to $12.6 million and $17.2 million at December 30, 2007 and December 31, 2006, respectively, are stated at the lower of cost (first-in, first-out) or market, and consist primarily of restaurant food items, kids’ meal toys, and parts and paper supplies.

Property and equipment

Depreciation and amortization are recognized using the straight-line method in amounts adequate to amortize costs over the following estimated useful lives: buildings and leasehold improvements and property under capital leases, the lesser of the useful life of the asset (up to 40 years) or the lease term as that term is defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, as amended; restaurant equipment, up to 15 years; computer hardware, up to 5 years; computer software, up to 10 years; vehicles, up to 7 years; and other equipment, up to 10 years. Interest associated with the construction of new restaurants is capitalized. Rent during the construction of a restaurant is expensed as incurred. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Long-lived assets are grouped into operating markets and tested for impairment whenever an event occurs that indicates an impairment may exist. The Company tests for impairment using the cash flows of the operating markets. A significant deterioration in the cash flows of an operating market or other circumstances may trigger impairment testing (see also Note 8 to the Consolidated Financial Statements). Gains and losses on the disposition of fixed assets not sold to franchisees are classified in Other (income) expense, net. Gains and losses on the disposition of fixed assets sold to franchisees are classified in Franchise revenues.

Property and equipment, at cost, at each year-end consisted of the following:

(In thousands)	2007	2006
Land	$263,658	$259,303
Buildings and leasehold improvements	1,043,609	994,874
Restaurant equipment	592,449	564,371
Capital leases	22,668	22,746
Computer hardware and software	115,145	114,842
Vehicles	23,452	23,190
Other	19,644	20,074
Construction in progress	38,515	25,315
	2,119,140	2,024,715
Accumulated depreciation and amortization	(872,255)	(798,387)
	$1,246,885	$1,226,328

In accordance with American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalizes certain internally developed software costs which are amortized over a period of up to 10 years. At December 30, 2007 and December 31, 2006, capitalized software development costs amounted to $66.4 million and $66.8 million, respectively, which amounts are included in “Computer hardware and software” above.

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

When determining the lease term for purposes of recording depreciation and rent or for evaluating whether a lease is capital or operating, the Company includes option periods for which failure to renew the lease imposes an economic penalty on the Company of such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. For example, such an economic penalty would generally exist if the Company were to choose not to exercise an option on leased land upon which the Company had constructed a restaurant and, as a result, the Company would lose the ability to use the restaurant if the lease was not renewed.

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

Definite-lived intangibles separate from goodwill are amortized on a straight-line basis over periods of generally up to 15 years. Lives are generally related to legal or contractual lives, but in some cases must be estimated by management based on specific circumstances. The Company tests intangible assets for impairment whenever events or circumstances indicate that an impairment may exist.

Accounts and notes receivable, net

Notes receivable arise primarily from agreements by the Company, under certain circumstances, to a structured repayment plan for past due franchisee obligations. The need for a reserve for uncollectible amounts is reviewed on a specific franchisee basis using information available to the Company, including past due balances and the financial strength of the franchisee. Notes receivable, net were $8.5 million and $8.9 million at December 30, 2007 and December 31, 2006, respectively, of which $0.4 million and $0.5 million, respectively, are classified in Inventories and other on the Consolidated Balance Sheets. The reserve for uncollectible notes receivable was $5.4 million and $5.2 million at December 30, 2007 and December 31, 2006, respectively. The remaining long-term portion of the notes is classified in Other assets on the Consolidated Balance Sheets. The need for a reserve for uncollectible accounts receivable is reviewed on a specific franchisee basis using information available to the Company, including past due balances and the financial strength of the franchisee. The reserve for uncollectible accounts receivable was $5.4 million and $4.8 million at December 30, 2007 and December 31, 2006, respectively.

Revenue and incentive recognition

The Company has a significant number of company operated restaurants at which revenue is recognized as customers pay for products at the time of sale. Franchise revenues consist of royalties, rents, gains from the sales of properties to franchisees, and various franchise fees. Royalty revenues are normally collected within two months after a period ends. The timing of revenue recognition for both retail sales and franchise revenues does not involve significant contingencies and judgments other than providing adequate reserves against collections of franchise-related revenues. Also, see discussion of “Franchise operations” below for further information regarding franchise revenues.

The Company receives incentives from its vendors. These incentives are recognized as earned and in accordance with Emerging Issues Task Force Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” have been classified as a reduction of Cost of sales in the Consolidated Statements of Income.

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

The following are changes in the Company’s franchised locations for each of the fiscal years 2007 through 2005:

Franchise restaurant progression	2007	2006	2005
Franchise restaurants in operation—beginning of year	5,208	5,244	5,184
Franchises opened	76	96	155
Franchises closed	(98)	(162)	(89)
Net transfers within the system	45	30	(6)
Franchise restaurants in operation—end of year	5,231	5,208	5,244
Company-owned restaurants—end of year	1,414	1,465	1,502
Total system-wide restaurants—end of year	6,645	6,673	6,746

Advertising costs

The Company expenses advertising costs as incurred with the exception of media development costs that are expensed beginning in the month that the advertisement is first communicated (see Note 14 to the Consolidated Financial Statements).

Foreign operations

At December 30, 2007, the Company and its franchise owners operated 376 Wendy’s restaurants in Canada. Additionally, there are 333 Wendy’s restaurants in other foreign countries and territories, operated solely by franchisees. The functional currency of each foreign subsidiary is the respective local currency. Assets and liabilities are translated at the year-end exchange rates and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a component of shareholders’ equity and in other comprehensive income (expense). Total translation adjustments included in Accumulated other comprehensive income (expense) at December 30, 2007 and December 31, 2006 were $28.9 million and $9.1 million, respectively. Total transaction gains and losses included in other (income) expense, net are not material.

Derivative instruments

The Company’s exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. The Company seeks to manage significant cash flow and income statement exposures arising from these fluctuations and may use derivative products to reduce the risk of a significant impact on its cash flows or income. Foreign exchange risks have included imports paid for by Canadian operations in U.S. dollars and certain Canadian dollar intercompany payments ultimately transferred to U.S. entities as part of the Company’s centralized approach to cash management. Historically, forward currency contracts have been entered into as cash flow hedges primarily for the benefit of THI relative to foreign currency risks related to the THI Canadian operations prior to the spin-off of THI in 2006. The Company has investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. The Company may use derivative financial instruments to hedge this exposure. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. The Company has a policy forbidding trading or speculating in foreign currency. Derivative fair values used by the Company are based on quoted market prices. Since the spin-off of THI in 2006, the Company has not entered into any foreign currency hedges.

The Company may also seek to manage its exposure to interest rate risk and to lower its net borrowing costs by managing the mix of fixed and floating rate instruments. The Company entered into an interest rate swap in 2003 for the notional amount of $100.0 million, which matured in December 2005 and met specific conditions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to be considered a highly effective fair value hedge of a portion of the Company’s long-term debt. Accordingly, gains and losses arising from the swap were completely offset against gains or losses of the underlying debt obligation until the interest rate swap matured. The Company has not entered into an interest rate hedge since the spin-off of THI (see Note 10 to the Consolidated Financial Statements).

Other (income) expense, net

The following represents the components of Other (income) expense, net as presented on the Consolidated Statements of Income for each of the periods presented:

(In thousands)	2007	2006	2005
Store closing costs	$7,266	$16,737	$24,696
Rent revenue	0	(14,021)	(16,359)
Gains from property dispositions	(4,956)	(6,833)	(46,855)
Equity investment (income) loss	(9,424)	(2,962)	2,046
Impairment of equity investment	5,000	0	0
Gain from insurance recoveries	(9,018)	0	0
THI tax sharing adjustment	(5,698)	0	0
Other, net	7,824	5,633	2,209
Other (income) expense, net	$(9,006)	$(1,446)	$(34,263)

Rent revenue shown above represents rent paid by THI to a 50/50 Canadian restaurant real estate joint venture between Wendy’s and THI. Since the spin-off of THI, this joint venture is no longer consolidated in the Company’s financial statements and only the Company’s 50% equity share of the joint venture income is included above in equity investment (income) loss under the equity method of accounting. See Note 8 to the Consolidated Financial Statements for discussion of store closing costs and gains from property dispositions. See Note 7 to the Consolidated Financial Statements for discussion of the impairment of equity investment. In November 2007, the Company executed an amendment to its tax sharing agreement with THI which reduced the Company’s liability to THI by $5.7 million. See Note 5 to the Consolidated Financial Statements for discussion of the THI tax sharing agreement. The gains from insurance recoveries represent reimbursements related to property damage during Hurricane Katrina and are recognized when all significant contingencies are resolved. Other, net in 2007 primarily includes store-level asset write-offs of $5.4 million and severance costs of $1.9 million. Other, net in 2006 primarily includes store-level asset write-offs of $5.5 million and severance costs of $2.4 million, partially offset by favorable legal reserve settlements of $1.5 million.

Net income per share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options, restricted stock and restricted stock units, when outstanding and dilutive.

The computation of diluted earnings per common share excludes options to purchase 0.9 million and 0.3 million shares in 2007 and 2005, respectively, because the exercise price of these options was greater than the average market price of the common shares in the respective periods and therefore, they were antidilutive. There were no options excluded from the computation of diluted earnings per common share in 2006 as they were all dilutive. The computations of basic and diluted earnings per common share for each year are shown in the following table:

(In thousands except per share amounts)	2007	2006	2005
Income from continuing operations for the computation of basic earnings per common share	$86,625	$37,046	$85,095
Income from discontinued operations for the computation of basic earnings per common share	1,271	57,266	138,972
Net income for the computation of basic earnings per common share	$87,896	$94,312	$224,067
Weighted average shares for computation of basic earnings per common share	89,143	114,244	114,945
Effect of dilutive stock options and restricted stock	1,047	1,081	1,874
Weighted average shares for computation of diluted earnings per common share	90,190	115,325	116,819
Basic earnings per common share from continuing operations	$0.97	$0.33	$0.74
Basic earnings per common share from discontinued operations	$0.02	$0.50	$1.21
Total basic earnings per common share	$0.99	$0.83	$1.95
Diluted earnings per common share from continuing operations	$0.96	$0.32	$0.73
Diluted earnings per common share from discontinued operations	$0.01	$0.50	$1.19
Total diluted earnings per common share	$0.97	$0.82	$1.92

Stock options and other equity-based compensation

The Company has various plans which provide stock options and, beginning in 2004, restricted stock, restricted stock units, performance shares and performance units (together “restricted shares”), for certain employees and non-employee directors to acquire common shares of the Company. Grants of stock options and restricted shares to employees and the periods during which such stock options can be exercised are at the discretion of the Company’s Compensation Committee (the “Committee”). Grants of stock options and restricted shares to non-employee directors and the periods during which such options can be exercised are specified in the plan applicable to directors and did not involve discretionary authority of the Board. All options expire at the end of the exercise period. Options are granted with exercise prices equal to the fair market value of the Company’s common shares on the date of grant.

Prior to January 2, 2006, the Company used the intrinsic value method to account for stock-based employee compensation as defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, because stock options granted prior to January 2, 2006 had no intrinsic value at date of grant, compensation expense related to stock options was recognized using the Black-Scholes method only when stock option awards were modified after the grant date. During the fourth quarter of 2005, the Company accelerated the vesting of all outstanding options, excluding those held by outside directors of the Company. As a result of modifying the vesting period of the options, the Company recorded $3.5 million pretax in compensation expense in continuing operations in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation”. The expense represents the intrinsic value, on the date vesting was accelerated, for the estimated number of stock options that would have been forfeited according to the original terms of the options that will not be forfeited due to the acceleration of the vesting. The decision to accelerate vesting of stock options was made primarily to reduce non-cash expense in 2006, 2007 and 2008 by approximately $8 million, $3 million and $1 million, respectively. The Committee imposed a holding period that will require all executive officers to refrain from selling net shares acquired upon any exercise of these accelerated options, until the date on which the exercise would have been permitted under the option’s original vesting terms or, if earlier, the executive officer’s death, disability or termination of employment. Prior to January 2, 2006, compensation expense recognized related to restricted shares was measured based on the market value of the Company’s common stock on the date of grant. The Company generally satisfies share-based exercises and vesting through the issuance of authorized but previously unissued shares of Company stock. Restricted shares are generally net-settled with new Company shares withheld, and not issued, to meet the employee’s minimum statutory withholding tax requirements.

On January 2, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”, which requires share-based compensation cost to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for restricted shares is the same for APB Opinion No. 25 and SFAS No. 123R and because substantially all of the Company’s stock option grants were fully vested prior to January 2, 2006, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating income, pretax income or net income. In accordance with SFAS No. 123R, tax benefits received of $5.0 million in 2007 and $29.2 million in continuing operations and $0.4 million in discontinued operations in 2006 related to equity award grants that are in excess of the tax benefits recorded on the Company’s Consolidated Statements of Income are classified as a cash inflow in the financing section of the Company’s Consolidated Statements of Cash Flows. Also in accordance with SFAS No. 123R, the unearned compensation amount previously separately displayed under shareholders’ equity was reclassified during the first quarter of 2006 to Capital in excess of stated value on the Company’s Consolidated Balance Sheets. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123R. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R.

The Company recorded stock compensation expense for each year as follows:

(In thousands)	2007	2006	2005
Continuing operations:
Before-tax	$12,342	$11,413	$16,194
After-tax	7,959	7,240	10,531

Discontinued operations:
Before-tax	254	10,383	4,072
After-tax	161	6,587	2,648

Total:
Before-tax	12,596	21,796	20,266
After-tax	$8,120	$13,827	$13,179

The increase in stock compensation expense recognized in continuing operations in 2007 from 2006 is primarily attributed to the 2007 stock option, performance share and restricted stock awards granted partially offset by the impact of higher cancellations in 2007. The decrease in stock compensation expense recognized in discontinued operations in 2007 compared to 2006 is due to the absence of expense for THI and Baja Fresh in 2007 due the spin-off of THI and sale of Baja Fresh in 2006 as well as the sale of Cafe Express in July 2007. The decrease in stock compensation expense recognized in continuing operations in 2006 from 2005 is primarily attributed to higher cancellations in 2006 as a result of the reduction in force in the second half (see Note 9 to the Consolidated Financial Statements) and the impact of the stock option acceleration charge in 2005. In the first quarter of 2006, the Company recorded a pretax adjustment of $1.7 million ($1.1 million net of tax) to correct cumulative compensation expense. The adjustment was not material to 2006 or to prior years. The increase in stock compensation expense recognized in discontinued operations in 2006 compared to 2005 is primarily attributed to the acceleration of expense due to the THI spin-off, sale of Baja Fresh and additional 2006 grants awarded by THI.

Included in the continuing operations amounts above for 2006 is $2.5 million ($1.6 million after-tax) in additional stock compensation expense recognized in connection with the Company’s voluntary enhanced retirement plan (see Note 9 to the Consolidated Financial Statements). This expense is included in Restructuring and Special Committee related charges line of the Consolidated Statements of Income.

In calculating the fair value of options issued to employees that received grants in 2007, the Company used the following assumptions. There were no option grants in 2006 or 2005.

Assumption	2007
Dividend yield	1.3%
Expected volatility	25%
Risk-free interest rate	4.55%
Expected lives	4.3 years
Per share weighted average fair value of options granted	$9.23

The pro-forma disclosures for 2005 below are provided as if the Company had adopted the cost recognition requirements under SFAS No. 123 “Accounting for Stock-Based Compensation”. Under SFAS No. 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the use of subjective assumptions that can materially affect fair value estimates, and therefore, this model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS No. 123 in 2005, the Company would have recorded net income and earnings per share as follows:

(In thousands, except per share data)	2005
Net income, as reported	$224,067
Add: Stock compensation cost recorded under APB Opinion No. 25, net of tax	13,179
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(47,283)
Pro-forma net income	$189,963
Basic as reported	$1.95
Basic pro-forma	$1.65
Diluted as reported	$1.92
Diluted pro-forma	$1.63

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

	2007	2006	2005
Impact on:
Diluted as reported	$0.97	$0.06	$(0.05)
Diluted pro-forma	N/A	N/A	$0.03

The impact of applying SFAS No. 123R in these pro-forma disclosures is not necessarily indicative of future results.

NOTE 2	GOODWILL AND OTHER INTANGIBLE ASSETS

The table below presents amortizable intangible assets as of December 30, 2007 and December 31, 2006:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2007
Amortizable intangible assets:
Patents and trademarks	$452	$(452)	$0
Other	4,985	(2,281)	2,704
	$5,437	$(2,733)	$2,704
2006
Amortizable intangible assets:
Patents and trademarks	$452	$(424)	$28
Purchase options	7,500	(6,680)	820
Other	4,956	(1,949)	3,007
	$12,908	$(9,053)	$3,855

Included in other above is $2.6 million and $2.9 million as of December 30, 2007 and December 31, 2006, respectively, net of accumulated amortization of $2.2 million and $1.9 million, primarily related to the use of the name and likeness of Dave Thomas, the late founder of Wendy’s. The change in the gross carrying amount and accumulated amortization related to purchase options primarily reflects the expiration of a $5.0 million option to purchase properties in Utah.

Total intangibles amortization expense was $0.8 million for the year ended December 30, 2007 and $1.1 million for the year ended December 31, 2006. The estimated annual intangibles amortization expense for the years 2008 through 2012 is approximately $0.3 million.

The changes in the carrying amount of goodwill for the year ended December 30, 2007 are as follows:

(In thousands)
Balance as of December 31, 2006	$85,353
Goodwill related to dispositions	(1,899)
Translation adjustments	547
Balance as of December 30, 2007	$84,001

The changes in the carrying amount of goodwill for the year ended December 31, 2006, are as follows:

(In thousands)
Balance as of January 1, 2006	$81,875
Goodwill recorded in connection with acquisitions	3,486
Translation adjustments	(8)
Balance as of December 31, 2006	$85,353

Under SFAS No. 142, “Goodwill and Other Intangibles”, goodwill and other indefinite-lived intangibles must be tested for impairment annually (or in interim periods if events indicate possible impairment). The Company tested goodwill for impairment as of year-end 2007 and 2006 and no impairment was indicated.

NOTE 3	TERM DEBT

Term debt at each year-end consisted of the following:

(In thousands)	2007	2006
Notes, unsecured, and mortgages payable with a weighted average interest rate of 10%, due in installments through 2009	$74	$883
6.25% Senior Notes, due November 15, 2011	199,641	199,562
6.20% Senior Notes, due June 15, 2014	224,600	224,551
7% Debentures, due December 15, 2025	97,073	96,996
Other, with an effective interest rate of 8.5%, due May 2008	18,781	93,977
Advertising fund debt at an interest rate of 6.1% due September 30, 2008	6,904	7,639
	547,073	623,608
Current portion of term debt	(25,730)	(86,469)
	$521,343	$537,139

The U.S. advertising fund has a revolving line of credit of $25.0 million with a fee of 0.2% on the unused portion. The Company is not the guarantor of the debt. The advertising fund debt was incurred to fund the advertising fund operations (see Note 14 to the Consolidated Financial Statements).

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

In the fourth quarter of 2006, the Company entered into an agreement to sell approximately 40% of the Company’s U.S. royalties for a 14-month period to a third party in return for a cash payment in 2006 of $94.0 million. Royalties subject to the agreement relate to royalties payable to a subsidiary of the Company for both company operated and franchised stores. In accordance with EITF 88-18 “Sales of Future Revenues”, the Company classified as debt the $94.0 million of cash received in 2006 and the $18.8 million balance remaining at December 30, 2007. These amounts are reflected as other debt in the table above. The debt is being amortized using the interest method over the life of the agreement, which concludes in May 2008. Changes in estimated cash flows to be paid to the third party are reflected prospectively in Interest expense.

Based on future cash flows and current interest rates for all term debt, the fair value of the Company’s term debt was approximately $546 million and $612 million at December 30, 2007 and December 31, 2006, respectively.

Future maturities for all term debt are as follows:

(In thousands)
2008	$25,730
2009	29
2010	0
2011	199,641
2012	0
Later years	321,673
$547,073

The Company’s debt agreements contain covenants that specify limits on the amount of indebtedness secured by liens and the maximum aggregate value of restaurant property as to which the Company could enter into sale-leaseback transactions. The Company was in compliance with these covenants as of December 30, 2007 and throughout 2007, and will continue to monitor these on a regular basis.

The Company currently has a shelf registration statement which would enable the Company to issue securities up to $500 million. As of December 30, 2007 and December 31, 2006, no securities under this shelf registration statement had been issued.

On March 1, 2006, the Company entered into a new $200 million unsecured revolving credit facility, which expires on March 1, 2008 and which replaced the Company’s previous $200 million revolving credit facility entered into in 2003. The current revolving credit facility contains various covenants which, among other things, require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio, and limits on the amount of assets that can be sold and liens that can be placed on the Company’s assets. The Company was in compliance with these covenants as of December 30, 2007 and throughout 2007. The Company is charged interest on advances that varies based on the type of advance utilized by the Company, which is either an alternate base rate (greater of prime or Federal funds plus 0.5%) or a rate based on LIBOR plus a margin that varies based on the Company’s debt rating at the time of the advance. The Company is also charged a facility fee based on the total credit facility. This fee varies from 0.07% to 0.20% based on the Company’s debt rating. The Company did not borrow under its revolving credit facility during the year ended December 30, 2007. The Company is currently negotiating a renewal of its current revolving credit facility.

In the first quarter of 2006, $35.0 million in commercial paper was issued for general corporate purposes and repaid. Due to the Company’s current debt ratings, the Company does not currently have access to a commercial paper program.

At December 30, 2007, the Company’s Canadian subsidiary had a revolving credit facility with approximately $6 million Canadian available at December 30, 2007. This facility bears interest at a rate of 6.0%, has no financial covenants and no amounts under the facility were outstanding at December 30, 2007.

NOTE 4	LEASES

The Company occupies land and buildings and uses equipment under terms of numerous lease agreements, substantially all of which expire on various dates through 2047. Lease terms of land and building leases are generally equal to the initial lease period of 10 to 20 years, while land only lease terms can extend up to 40 years. Many of these leases provide for future rent escalations and renewal options. Certain leases require contingent rent, determined as a percentage of sales, generally when annual sales exceed specified levels. Most leases also obligate the Company to pay the cost of maintenance, insurance and property taxes.

At each year-end, assets leased under capital leases with the Company as the lessee consisted of the following:

(In thousands)	2007	2006
Land and Buildings	$22,667	$22,746
Accumulated depreciation	(7,056)	(8,889)
	$15,611	$13,857

At December 30, 2007, future minimum lease payments to be made by the Company for all leases, and the present value of the net minimum lease payments for capital leases, were as follows:

(In thousands)	Capital Leases	Operating Leases
2008	$2,048	$62,289
2009	14,086	63,399
2010	1,908	54,773
2011	1,804	50,720
2012	1,486	42,075
Later years	13,705	723,724
Total minimum lease payments	35,037	$996,980
Amount representing interest	(12,496)
Present value of net minimum lease payments	22,541
Current portion	(861)
	$21,680

Total minimum lease payments have not been reduced by minimum sublease rentals of $5.7 million under capital leases, and $24.4 million under operating leases payable to the Company in the future under non-cancelable subleases.

Rent expense for each year is included in Company restaurant operating costs, Operating costs and General and administrative expenses and amounted to:

(In thousands)	2007	2006	2005
Minimum rents	$72,832	$75,663	$76,974
Contingent rents	16,909	9,937	10,277
	$89,741	$85,600	$87,251

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

The Company leases, as lessor, some building and equipment under fixed payment terms that are accounted for as direct financing leases. The land portion of leases and leases with rents based on a percentage of sales are accounted for as operating leases. At each year-end, the net investment in direct financing leases, included in other assets, consisted of the following:

(In thousands)	2007	2006
Total minimum lease receipts	$22,312	$10,087
Estimated unguaranteed residual value	669	117
Amount representing unearned interest	(16,002)	(5,086)
Current portion, included in accounts receivable	(96)	(142)
	$6,883	$4,976

At each year-end, company assets leased under operating leases with the Company as lessor is shown below.

(In thousands)	2007	2006
Land	$14,744	$13,015
Buildings and leasehold improvements	62,326	51,619
Equipment	9,787	8,383
	86,857	73,017
Accumulated depreciation	(40,092)	(32,909)
	$46,765	$40,108

At December 30, 2007, future minimum lease receipts were as follows:

(In thousands)	Direct Financing Leases	Operating Leases
2008	$1,011	$6,773
2009	1,226	6,924
2010	1,205	6,278
2011	1,223	5,528
2012	1,162	4,685
Later years	16,485	45,736
	$22,312	$75,924

Rental income for each year is included in Franchise revenues and amounted to:

(In thousands)	2007	2006	2005
Minimum rents	$4,966	$3,360	$5,023
Contingent rents	12,803	17,581	32,755
	$17,769	$20,941	$37,778

In addition to the rental income in the table above, there is rent revenue included in Other (income) expense, net, which represents rent paid by THI to a 50/50 Canadian restaurant real estate joint venture between Wendy’s and THI. After the spin-off of THI on September 29, 2006, this joint venture is no longer consolidated in the Company’s financial statements.

NOTE 5	INCOME TAXES

Earnings from continuing operations before taxes were as follows:

(In thousands)	2007	2006	2005
Domestic	$115,599	$32,173	$133,996
Foreign	10,157	10,306	2,788
Total	$125,756	$42,479	$136,784

The provision for income taxes on earnings from continuing operations consisted of the following:

(In thousands)	2007	2006	2005
Current
Federal	$(1,287)	$27,315	$52,316
State and local	(3,608)	2,923	6,649
Foreign	6,379	6,976	5,199
	1,484	37,214	64,164
Deferred
Federal	33,439	(28,547)	(8,703)
State and local	4,560	(1,698)	(2,602)
Foreign	(352)	(1,536)	(1,170)
	37,647	(31,781)	(12,475)
	$39,131	$5,433	$51,689

The provision for foreign taxes includes withholding taxes.

The temporary differences which give rise to deferred tax assets and liabilities each year-end consisted of the following:

(In thousands)	2007	2006
Deferred tax assets:
Lease transactions	$18,971	$14,323
Property and equipment basis differences	3,839	3,426
Intangible assets basis differences	6,460	14,327
Benefit plans transactions	14,469	14,922
Reserves not currently deductible	21,520	21,361
Deferred income	2,056	35,092
Capital loss carryforward	77,881	81,000
Other tax benefits available to carryforward	5,522	0
All other	142	640
	$150,860	$185,091
Valuation allowance	(81,839)	(81,000)
	$69,021	$104,091

(In thousands)	2007	2006
Deferred tax liabilities:
Lease transactions	$2,638	$1,934
Property and equipment basis differences	80,996	77,039
Intangible assets basis differences	9,848	10,611
Capitalized expenses deducted for tax	6,527	9,250
All other	2,160	1,510
	$102,169	$100,344

The pension liability expense adjustment appearing in the Shareholders’ equity section of the Consolidated Balance Sheets under Accumulated other comprehensive income is shown net of deferred taxes of $11.5 million and $13.7 million in 2007 and 2006, respectively. Accordingly, these deferred taxes are not reflected in the table above.

A deferred tax asset has been established for the capital loss carryforward resulting from the sale of Baja Fresh in 2006. Federal capital losses may be carried forward for five years. Additionally, the Company has a deferred tax asset associated with the difference between the book and tax basis of its investment in Pasta Pomodoro. The Company has reviewed various SFAS No. 109 tax planning strategies, including sale and leasebacks, which might be used to realize the benefit of these loss carryforwards. These strategies, as of December 30, 2007, do not meet the “prudent and feasible” criteria of SFAS No. 109 and accordingly the valuation allowance in the amount of $81.8 million has been recorded as a result of management’s determination that it is more likely than not these capital losses or basis differences will not be used. The net increase in the valuation allowance from year-end 2006 to 2007 of $0.8 million is composed of an increase of $3.9 million related to the Pasta Pomodoro basis difference (including the state tax impact) offset by a reduction of $3.1 million due to changes in estimates on the actual capital loss from the sale of Baja Fresh and capital gains resulting from miscellaneous property dispositions.

A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company’s effective tax rate for each year is shown below:

(In thousands)	2007	2006	2005
Income taxes at statutory rate	$44,015	$14,868	$47,874
State and local taxes, net of federal benefit	2,788	78	3,434
Tax on foreign earnings, net of foreign tax credits	115	(361)	(430)
Work opportunity and jobs tax credits	(2,746)	(2,223)	(1,709)
Impairment of investment in Pasta Pomodoro	3,665	0	0
Prior year tax adjustments	(6,134)	(6,846)	2,332
Other	(2,572)	(83)	188
Income taxes at effective rate	$39,131	$5,433	$51,689

The prior year tax adjustments line item in the rate reconciliation above includes the effects of federal and state tax exam settlements, statute of limitations lapses, changes in estimates and book-to-return adjustments, used in calculating the income tax provision.

The determination of annual income tax expense takes into consideration amounts including interest and penalties which may be needed to cover exposures for open tax years. The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. federal income tax return for the 2007 year as part of the IRS’s Compliance Assurance Process program. State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The Company has various state income tax returns in the process of examination or administrative appeals. The Company does not expect any material impact on earnings to result from the resolution of matters related to open tax years; however actual settlements may differ from amounts accrued. Amounts related to IRS examinations of federal income tax returns for 2006 and prior years have been settled and paid. The Company settled the matter concerning transfer pricing on royalties and fees between the U.S. and Canada for the years 1999 through 2001 which was before the U.S. Competent Authority. The Company has a refund claim pending which is accounted for as an unrecognized tax benefit under FIN 48 related to work opportunity tax credits for the years 1998-2004.

U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries which are considered to be indefinitely reinvested in the operations of such subsidiaries. The amount of these earnings was approximately $0.8 million at December 30, 2007.

The Company is a party to a Tax Sharing Agreement (“TSA”) dated March 29, 2006 with THI, its former subsidiary, which governs the allocation of tax liabilities between the two companies. The income tax provision reflects this agreement. Certain terms of the TSA were adjusted and clarified as part of a Supplemental Tax Agreement which was negotiated with THI and executed as of November 7, 2007.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”- an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007. There was no material effect on the financial statements or a cumulative effect to retained earnings related to the adoption of FIN 48. However, certain amounts have been reclassified in the Consolidated Balance Sheets in order to comply with the requirements of the Interpretation. The amount of unrecognized tax benefits at January 1, 2007 was approximately $23.1 million, all of which would impact the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. The benefit for interest and penalties reflected in the income tax provision for the year ended December 30, 2007 was approximately $1.3 million (net of related tax impact). As of January 1, 2007 and December 30, 2007, the Company had approximately $7.1 million and $2.6 million, respectively, of accrued interest and penalties liability on its Consolidated Balance Sheets.

The amount of unrecognized tax benefits at December 30, 2007 was approximately $17.0 million, all of which would impact the Company’s effective tax rate, if recognized. The Company expects it is reasonably possible that approximately $10.3 million of its liability for unrecognized tax benefits will be settled or refund claims will be received in the next 12 months.

Below is the tabular reconciliation of the amounts of unrecognized tax benefits at the beginning and end of the 2007 reporting period.

(In thousands)	2007
Unrecognized tax benefits, 1/1/2007	$23,084
Gross increases—tax positions in prior period	728
Gross decreases—tax positions in prior period	(4,819)
Gross increases—current-period tax positions	608
Settlements	(2,445)
Lapse of statute of limitations	(192)
Unrecognized tax benefits, 12/30/2007	$16,964

NOTE 6	SHAREHOLDERS’ EQUITY

On September 29, 2006, the Company completed its spin-off of THI, the parent company of the business formerly reported as the Hortons segment. The net assets of THI of $638.9 million (including accumulated translation adjustments of $112.2 million and a hedge fair value loss of $0.6 million in Other comprehensive income) have been reflected as a dividend paid out of Retained earnings in 2006.

On March 29, 2006, the Company completed its IPO of THI. A total of 33.4 million shares were offered at an initial per share price of $23.162 ($27.00 Canadian). The gross proceeds of $769.2 million were offset by $52.4 million in underwriter and other third party costs. As a result of the IPO, the Company recorded a $716.8 million increase to Capital in excess of stated value. The shares sold in the IPO represented 17.25% of total THI shares issued and outstanding and the Company retained the remaining 82.75% of THI shares until it completed the spin-off described above. The IPO was reflected as an increase to Capital in excess of stated value in accordance with SAB No. 51, “Accounting for Sales of Stock of a Subsidiary”, because the Company expected to spin-off the remaining THI shares it held.

In 2005, the Board of Directors approved an increase in the common share repurchase program of up to an additional $1 billion. On October 9, 2006 the Company’s Board of Directors authorized the repurchase of up to 35.4 million common shares of the Company. The October 9, 2006 authorization replaced all prior authorizations. During 2007, 2006 and 2005, 9.0 million, 26.2 million and 2.0 million common shares were repurchased and cash disbursements related to share repurchases totaled approximately $300 million, $1 billion and $100 million, respectively. At December 30, 2007, approximately 4 million shares remained under the October 9, 2006 share repurchase authorization.

In March 2007, 9.0 million common shares were repurchased under an accelerated share repurchase (“ASR”) transaction for an initial value of $282.5 million. The initial price paid as part of the ASR transaction was $31.33 per share plus certain other costs. The repurchased shares were also subject to a future contingent purchase price adjustment based upon the weighted average price during the period from the repurchase date until settlement, which occurred in May 2007. The price adjustment was $15.5 million and was paid by the Company. The ASR agreement included the option to settle the contract in cash or shares of the Company’s common stock and, accordingly, the contract was treated as an equity transaction. The total purchase price of $298.0 million was reflected in the Treasury stock component of shareholders’ equity.

On October 18, 2006, the Company commenced a modified “Dutch Auction” tender offer to purchase up to approximately 22 million of its outstanding common shares in a price range of $33.00 to $36.00 per share. The shares sought represented approximately 19% of the Company’s shares outstanding as of October 12, 2006. The tender offer expired on November 16, 2006. As a result of the tender offer, the Company purchased 22.4 million common shares at a price of $35.75, for a total purchase price of $804.4 million, which was reflected in the Treasury stock component of shareholders’ equity, including $3.1 million of transaction costs.

In January 2006, 3.75 million common shares of the Company were repurchased under an ASR transaction for an initial value of $207.0 million. The initial price paid per share as part of the ASR transaction was $55.21 (prior to the spin-off of THI). The repurchased shares were also subject to a future contingent purchase price adjustment based upon the weighted average repurchase price during the period through March 23, 2006. The ASR agreement included the option to settle the contract in cash or shares of the Company’s common stock and, accordingly, the contract was treated as an equity transaction. In March 2006, the contingent purchase price adjustment was determined to be $13.1 million and was paid by the Company. The total purchase price of $220.1 million was reflected in the Treasury stock component of shareholders’ equity in the first quarter of 2006.

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

In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R”, the Company has recorded the following amounts in Accumulated other comprehensive income of $30.5 million ($19.0 million after tax) and $36.2 million ($22.5 million after tax) as of December 30, 2007 and December 31, 2006, respectively (See also Note 13 to the Consolidated Financial Statements).

On April 26, 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”), which provides for equity compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance shares, performance units and share awards (collectively, “Awards”) to eligible employees and directors of the Company or its subsidiaries. The 2007 Plan authorizes up to 6 million common shares for grants of Awards. The common shares offered under the 2007 Plan may be authorized but unissued shares, treasury shares or any combination thereof. The Company began issuing Awards under the 2007 Plan in 2007. Based on the current compensation philosophy of the Committee, the Company expects that approximately 50% of the value of Awards made in subsequent years will be comprised of stock options, with the remaining 50% of the value comprised of performance units. This was the philosophy under which the Awards for 2007 were made. However, this is subject to review and possible change by the Committee.

Stock option awards made by the Company in 2007 have a term of seven years from the date of grant and become exercisable in installments of 33 1/3% on each of the first three anniversaries of the grant date. Stock option awards granted in prior years generally have a term of 10 years from the grant date and become exercisable in installments of 25% on each of the first four anniversaries of the grant date. Restricted share grants made by the Company generally vest in increments of 25% on each of the first four anniversaries of the grant date. Restricted share grants to Canadian employees vest over a 30 month period. As discussed in Note 1, during the fourth quarter of 2005 the Company accelerated the vesting of all then outstanding options, excluding those held by non-employee directors. No stock options were granted in 2006 or 2005.

In 2007, the Company granted 0.2 million long-term performance units that cliff vest on May 1, 2010 and settle in common shares of the Company. The number of common shares to be issued on the May 1, 2010 vesting date will depend upon the Company’s results relative to performance objectives for the three-year period ending January 3, 2010, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) and return on average net working assets. The Company granted 0.1 million performance shares in 2006 to certain key employees based on achieving Company earnings targets. The performance shares granted in 2006 settle in restricted shares based on specified performance criteria and the earned restricted shares then generally vest over the following four years in installments of 25% each year.

In accordance with the Company’s 2003 Stock Incentive Plan, with respect to the disposition of a subsidiary, outstanding restricted shares granted to Baja Fresh and U.S. THI employees vested at the time of the sale and spin-off, respectively. The Company’s restricted shares granted to Canadian THI employees were cancelled in May and August 2006 and the Canadian THI employees were granted THI restricted shares. The THI restricted share grants immediately vested and THI common shares were distributed to these THI employees under the THI 2006 Stock Incentive Plan. Restricted shares generally have dividend participation rights under which dividends are reinvested in additional shares.

In accordance with the anti-dilution provisions in the Company’s equity plans, upon the spin-off of THI, all stock options, restricted stock units and performance shares were adjusted in order to retain the equivalent value to employees. The adjustment reflected the impact of the conversion of the number of restricted shares based on the adjusted market price of the Company’s stock after the spin-off of THI. In accordance with SFAS No. 123R, no compensation cost was recorded as a result of this adjustment. This adjustment is reflected in the following schedules. Restricted stock awards received the dividend of THI shares and therefore were not adjusted. The THI shares distributed to participants holding restricted stock awards are being held for the benefit of these participants and will be issued to participants in accordance with the normal vesting period of the underlying restricted stock awards.

The number of remaining shares authorized under all of the Company’s equity plans, including awards granted but not yet vested or exercised, totaled 9.5 million as of December 30, 2007.

As of December 30, 2007, total unrecognized compensation cost related to nonvested share-based compensation was $22.8 million and is expected to be recognized over a weighted-average period of 1.8 years. The Company expects substantially all of its restricted shares and options to vest.

Restricted shares

The following is a summary of unvested restricted share activity for 2007:

(Shares in thousands)	Restricted Shares	Weighted Average Fair Value
Balance at December 31, 2006	1,029	$29.02
Granted	429	36.28
Vested	(411)	27.76
Canceled	(81)	28.55
Balance at December 30, 2007	966	$32.38

The total fair value of restricted shares vested in 2007, 2006 and 2005 was $11.4 million, $20.5 million and $4.7 million, respectively. Approximately 0.4 million and 0.9 million restricted shares were granted in 2007 and 2006, respectively, at a weighted-average grant date fair value of $36.28 and $42.97, respectively.

The tax benefit realized for tax deductions on restricted shares vested in 2007 and 2006 was $2.3 million and $3.8 million, respectively. There were no tax benefits realized in 2005.

Stock options

In 2007, the Company granted 0.9 million stock options to key employees at a weighted average price of $37.52. The options granted in 2007 vest 33 1/3% on each of the first three anniversaries of the grant date. No stock options were granted in 2006 or 2005. Approximately 0.9 million stock options were unvested as of December 30, 2007.

The following is a summary of stock option activity for 2007:

(Shares and aggregate intrinsic value in thousands)	Shares Under Option	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2006	1,773	$15.23	5.4
Granted	886	37.52
Exercised	(449)	14.75
Canceled	(98)	23.75
Outstanding at December 30, 2007	2,112	$24.29	6.6	$3,640
Exercisable at December 30, 2007	1,262	$15.36	4.7	$13,434

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of stock options exercised was $9.5 million, $99.6 million and $129.4 million for 2007, 2006 and 2005, respectively. Proceeds from stock options exercised were $6.6 million, $119.8 million and $215.9 million for 2007, 2006 and 2005, respectively, and the tax benefit realized for tax deductions from stock options exercised totaled $2.7 million, $25.4 million and $37.8 million for 2007, 2006 and 2005, respectively.

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

In 2007, the Company acquired 10 restaurants for $9.6 million and in 2006, the Company acquired 12 restaurants for $13.3 million in various markets from franchisees. In 2005, the Company acquired 15 restaurants for $13.3 million in various markets from franchisees. No goodwill was acquired in connection to the 2007 acquisitions. Goodwill acquired in connection with the Company’s acquisition of restaurants totaled $3.5 million and $5.5 million for 2006 and 2005, respectively.

Based on a decline in Pasta Pomodoro operating results, in the fourth quarter of 2007 the Company recorded a $5.0 million impairment of its equity investment in Pasta Pomodoro to reflect an other than temporary decline in the value of the Company’s investment in Pasta Pomodoro in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” As of December 30, 2007, the Company’s recorded equity investment value in Pasta Pomodoro, including manditorily redeemable preferred shares, was $5.8 million and is classified as Other assets in the Company’s Consolidated Balance Sheet.

NOTE 8	FIXED ASSET DISPOSITIONS AND IMPAIRMENTS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified assets with a net book value of $3.3 million and $15.5 million as Assets held for disposition in the Consolidated Balance Sheets as of December 30, 2007 and December 31, 2006, respectively. Assets classified as held for disposition are no longer depreciated and are classified as held for disposition based on the Company’s intention to sell these assets within 12 months.

The following is a progression of assets held for disposition over the past two years.

(In thousands, except number of sites)	Number of Sites	Net Book Value	Gain on Sale
Balance at January 1, 2006	110	$65,693
Sold	(70)	(49,785)	$8,247
Transferred to property, plant and equipment	(31)	(23,548)
Transferred from property, plant and equipment	27	31,057
Impairments recorded		(7,962)
Balance at December 31, 2006	36	15,455
Sold	(21)	(10,188)	$3,477
Transferred to property, plant and equipment	(15)	(5,618)
Transferred from property, plant and equipment	7	5,438
Impairments recorded		(1,749)
Balance at December 30, 2007	7	$3,338

Of the 2007 net gain of $3.5 million, $3.2 million is classified as Other (income) expense, net and $0.3 million is classified as Franchise revenue. Of the 2006 net gain of $8.2 million, $5.5 million is classified as Other (income) expense, net and $2.7 million is classified as Franchise revenue.

As shown above, 15 sites in 2007 and 31 sites in 2006 which were previously classified as held for disposition were reclassified from Assets held for disposition to Property and equipment, net because these sites are no longer being actively marketed for sale. The effect on the Consolidated Statements of Income related to the reclassification of these sites from Assets held for disposition was limited to depreciation expense and was not material. At December 30, 2007, the net book value of Assets held for disposition includes $2.7 million of land and $0.6 million of buildings and leasehold improvements.

Also during 2007, the Company sold 40 sites not classified as held for disposition with a net book value of $11.2 million. The Company recognized a gain of $4.8 million from the sale of these sites, of which $1.8 million is classified as Other (income) expense, net and $3.0 million is classified as Franchise revenues on the Consolidated Statements of Income.

In the fourth quarter of 2005, the Company completed the sale of 130 Wendy’s real estate properties to a third party for $119.1 million, resulting in a pretax gain of $46.2 million, which is included in Other (income) expense, net on the Consolidated Statements of Income. The Company also sold 37 real estate properties in 2005 to existing franchisees for $42.0 million, resulting in a pretax gain of $16.4 million, which is included in Franchise revenues on the Consolidated Statements of Income.

In 2007, 2006 and 2005, the Company incurred $7.3 million, $16.7 million and $24.7 million, respectively, of store closing and asset impairment charges, which are included in Other (income) expense, net on the Consolidated Statements of Income. Total store closing costs included asset write-offs and lease termination costs.

NOTE 9	RESTRUCTURING RESERVES

As part of a cost reduction program, in 2006 the Company offered a voluntary enhanced retirement plan to certain full-time employees who were 55 years of age and had at least 10 years of service. Benefits primarily included severance and healthcare coverage. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, in 2006 the Company recorded $16.5 million in charges related to individuals that accepted the offer. This amount included $2.5 million of additional stock compensation expense for unvested restricted stock units resulting from the acceleration of vesting to the employees’ retirement dates, in accordance with the Company’s 2003 Stock Incentive Plan. In 2007 and 2006, the Company recognized $7.4 million and $3.9 million, respectively, of settlement charges as a result of distributions from the Company’s defined benefit pension plan, primarily related to those individuals who participated in the voluntary enhanced retirement plan (see also Note 13 to the Consolidated Financial Statements).

In 2006, the Company also initiated a reduction in force and in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, recognized severance and associated benefit costs of $1.7 million and $13.3 million in 2007 and 2006, respectively. The costs recognized in 2006 included $4.1 million related to certain senior executives who left the Company in 2006 and also included approximately $1.0 million of additional stock compensation expense related to the modification of stock-based equity awards.

In addition to the employee related costs above, the Company incurred professional fees and employee benefit costs of $0.7 million and $5.5 million in 2007 and 2006.

The table below presents a reconciliation of the beginning and ending restructuring liabilities (included in Accrued expenses—Other) at January 1, 2006, December 31, 2006 and December 30, 2007, respectively:

(In thousands)	Enhanced Retirement	Reduction in Force	Professional Fees and Other	Total
Balance at January 1, 2006	$0	$0	$0	$0
Expensed during the year	14,179	11,386	5,601	31,166
Paid during the year	(13,925)	(3,035)	(5,460)	(22,420)
Adjustments	(236)	(1,853)	0	(2,089)
Balance at December 31, 2006	18	6,498	141	6,657
Expensed during the year	0	2,721	711	3,432
Paid during the year	0	(8,569)	(811)	(9,380)
Adjustments	(18)	51	(31)	2
Balance at December 30, 2007	$0	$701	$10	$711

The adjustments in the table above for 2007 and 2006 primarily reflect revised estimates related to the expected payout for certain employees included in the reduction in force. The 2007 adjustments also reflect the reclassification of $1.3 million of severance liabilities from long-term to current liabilities. As of December 30, 2007, all amounts related to this cost reduction plan are classified as current liabilities.

The Company expects to pay all remaining restructuring liabilities in 2008. All of the above restructuring costs are included in the Restructuring and Special Committee related charges line on the Consolidated Statements of Income.

The Restructuring and Special Committee related charges line on the Consolidated Statements of Income for 2007 also includes $24.7 million of primarily financial and legal advisory fees related to the activities of the Special Committee formed by the Company’s Board of Directors. The Special Committee was formed to investigate strategic options including, among other things, revisions to the Company’s strategic plan, changes to its capital structure, or a possible sale, merger or other business combination. No Special Committee costs were recorded in 2006.

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

The table below presents the significant components of THI operating results included in Income from discontinued operations for 2006 and 2005. THI represented the Hortons segment prior to the spin-off.

(In thousands)	2006	2005
Revenues	$1,040,945	$1,185,264
Income before income taxes	$232,692	$242,405
Income tax expense	48,605	75,060
Minority interest expense	23,603	0
Income from discontinued operations, net of tax	$160,484	$167,345

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

Derivatives

In the third quarter of 2005, THI entered into forward currency contracts that matured in March 2006 to sell Canadian dollars and buy $427.4 million U.S. dollars to hedge the repayment of cross-border intercompany notes being marked-to-market beginning in the third quarter of 2005. Previously, the translation of these intercompany notes was recorded in comprehensive income (expense), rather than in the Consolidated Statements of Income, in accordance with SFAS No. 52, “Foreign Currency Translation”. The fair value unrealized loss on these contracts as of January 1, 2006 was $3.2 million. On the maturity date of March 3, 2006, THI received $427.4 million from the counterparties and disbursed to the counterparties the U.S. dollar equivalent of $500.0 million Canadian, resulting in a net U.S. dollar cash flow of $13.1 million to the counterparties. Per SFAS No. 95, “Statement of Cash Flows”, the net U.S. dollar cash flow is reported in the Net cash provided by operating activities from discontinued operations line of the Consolidated Statements of Cash Flows. These forward currency contracts remained highly effective cash flow hedges and qualified for hedge accounting treatment through their maturity. As a result, changes in the fair value of the effective portion of these foreign currency contracts offset changes in the cross-border intercompany notes and a $0.8 million gain was recognized as the ineffective portion of the foreign currency contracts in Income from discontinued operations in the Consolidated Statements of Income.

In the fourth quarter of 2005, THI entered into forward currency contracts to sell Canadian dollars and buy $490.5 million U.S. dollars in order to hedge certain net investment positions in Canadian subsidiaries. On the maturity dates in April 2006, THI received $490.5 million U.S. from the counterparties and disbursed to the counterparties the U.S. dollar equivalent of $578.0 million Canadian, resulting in a net U.S. dollar cash flow of $14.9 million to the counterparties. Per SFAS No. 95, the net U.S. dollar cash flow is reported in the Net cash provided by operating activities from discontinued operations line of the Consolidated Statements of Cash Flows. The fair value unrealized loss on these contracts was $5.0 million, net of taxes of $3.0 million, as of January 1, 2006. Changes in the fair value of these foreign currency net investment hedges are included in the translation adjustments line of Other comprehensive income. These forward contracts remained highly effective hedges and qualified for hedge accounting treatment through their maturity. No amounts related to these net investment hedges were reclassified into earnings.

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

Developing Brands

On November 28, 2006, the Company completed the sale of Baja Fresh, and on July 29, 2007, the Company completed the sale of Cafe Express. Accordingly, the results of operations of Baja Fresh and Cafe Express are reflected as discontinued operations for all periods presented. Both of these businesses historically comprised the Developing Brands segment. The assets and liabilities of Cafe Express were held for sale at December 31, 2006 and were presented as current and non-current assets and liabilities from discontinued operations. On February 28, 2007, in accordance with the terms of the partnership agreement, Wendy’s acquired, at no cost, the remaining 30% of equity of Cafe Express. The Company owned 100% of Cafe Express until it was sold on July 29, 2007. The income statement impact of the sale of Cafe Express was not material. The Company sold Baja Fresh for net cash proceeds of $25.0 million, net of costs associated with the sale, resulting in a $2.1 million loss, which is included in Income from discontinued operations on the Consolidated Statements of Income. According to the terms of the sale agreements, the dispositions of Baja Fresh and Cafe Express were subject to certain working capital and other adjustments, which have not been finalized. The impact of any such adjustments is not expected to have a material impact on the results of operations of the Company.

The table below presents the significant components of Baja Fresh and Cafe Express operating results included in Income from discontinued operations for 2007, 2006 and 2005.

(In thousands)	2007	2006	2005
Revenues	$19,687	$180,063	$204,091
Loss before income taxes	$(379)	$(161,112)	$(41,125)
Income tax benefit	(1,650)	(57,894)	(12,752)
Income (loss) from discontinued operations, net of tax	$1,271	$(103,218)	$(28,373)

The assets and liabilities of Cafe Express are reflected as discontinued operations in the Consolidated Balance Sheet as of December 31, 2006 and are comprised of the following:

(In thousands)	December 31, 2006
Cash	$2,273
Accounts receivable, net	124
Inventories and other	315
Total current assets	$2,712
Property and equipment, net	$350
Intangible assets, net	180
Other non current assets	495
Total non current assets	$1,025
Accounts payable	$1,476
Accrued liabilities	742
Total current liabilities	$2,218
Other non current liabilities	$1,519
Total non current liabilities	$1,519

Impairment Charges—Baja Fresh

In the third quarter 2006, the Company recorded pretax intangible and fixed asset impairment charges of $8.9 million ($5.5 million after-tax) using the held for sale model in accordance with SFAS No. 144. The impairment was required in the third quarter 2006 based on new market data received. The impairment charges are included in the Income from discontinued operations line of the Consolidated Statements of Income.

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

Impairment Charges—Cafe Express

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

Taxes

Included in 2006 discontinued operations is a net tax benefit of approximately $11.5 million to recognize the outside book versus tax basis differential on the sale of the stock of Baja Fresh. The $11.5 million represents the tax benefit of capital losses which were carried back. As of December 31, 2006, the capital loss on the sale was approximately $218 million and had a full valuation allowance associated with it (see Note 5 to the Consolidated Financial Statements).

NOTE 11	CASH FLOWS

In order to maintain comparability between periods, intercompany cash flows have been eliminated from the appropriate cash flow lines in the Company’s Consolidated Statements of Cash Flows. During 2007, intercompany cash flows included net cash payments of $0.4 million from Wendy’s to Cafe Express for intercompany trade payables and taxes. These payments have been eliminated as a cash outflow from continuing operations’ operating activities and as a cash inflow from discontinued operations’ operating activities, respectively.

During 2006, intercompany cash flows were comprised of $985.6 million in net cash payments made by THI to Wendy’s and included $960.0 million for the repayment of an intercompany note. The $960.0 million payment has been eliminated as a cash outflow from discontinued operations’ financing activities and as a cash inflow from continued operations’ financing activities, respectively. Intercompany cash flows also included payments made by THI to Wendy’s totaling $25.6 million in intercompany interest, intercompany trade payables and taxes. These payments have been eliminated as a cash outflow from discontinued operations’ operating activities and as a cash inflow from continuing operations’ operating activities, respectively.

Intercompany cash flows for 2006 also included net cash payments from Wendy’s to Baja Fresh for $4.2 million and $0.9 million from Wendy’s to Cafe Express for intercompany trade payables and taxes. These payments have been eliminated as a cash outflow from continuing operations’ operating activities and as a cash inflow from discontinued operations’ operating activities, respectively.

During 2005, intercompany cash flows included $51.3 million in net cash payments made by THI to Wendy’s. These included $17.9 million in cash paid by THI to Wendy’s as loans to Wendy’s, $64.7 million in cash paid by THI to Wendy’s for the repayment of borrowings from Wendy’s and $31.3 million in net cash paid by Wendy’s to THI comprised of intercompany interest, intercompany trade payables and taxes. As described above for the 2006 cash flows, each of these amounts was eliminated and is not reflected in the cash flow activity for continuing operations or discontinued operations in the investing, financing or operating sections of the Company’s Consolidated Statement of Cash Flows for 2005.

Similarly, during 2005, Baja Fresh made net payments of $2.0 million to Wendy’s and Wendy’s made net payments of $4.7 million to Cafe Express for intercompany trade payables and taxes that were eliminated and are not reflected in the cash flow activity for continuing operations or discontinued operations in cash flows from operating activities in the Consolidated Statement of Cash Flows for 2005.

NOTE 12	COMMITMENTS AND CONTINGENCIES

At December 30, 2007 and December 31, 2006, the Company’s reserves established for doubtful royalty receivables were $2.5 million and $3.1 million, respectively. Reserves related to possible losses on notes receivable, real estate, guarantees, claims and contingencies involving franchisees totaled $9.0 million and $7.4 million at December 30, 2007 and December 31, 2006, respectively. These reserves are included in Accounts receivable, net, Inventories and other and Accrued expenses-Other.

The Company has guaranteed certain leases and debt payments, primarily related to franchisees, amounting to $169.0 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for certain other leases amounting to an additional $19.4 million. These leases have been assigned to unrelated third parties, who have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $6.5 million in letters of credit with various parties, however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years.

The Company is self-insured for most domestic workers’ compensation, general liability and automotive liability losses subject to per occurrence and aggregate annual liability limitations. The Company determines its liability for claims incurred but not reported for these liabilities on an actuarial basis. The Company is also self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for health care claims incurred but not reported based on historical claim runoff data.

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

In addition to the guarantees described above, the Company is party to many agreements executed in the ordinary course of business that provide for indemnification of third parties, under specified circumstances, such as lessors of real property leased by the Company, distributors, service providers for various types of services (including commercial banking, investment banking, tax, actuarial and other services), software licensors, marketing and advertising firms, securities underwriters, advisors to the Special Committee and others. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company believes that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect the earnings or financial condition of the Company. Effective January 1, 2003, the Company adopted FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. In accordance with FIN 45 and based on available information, the Company has accrued for certain guarantees and indemnities as of December 30, 2007 and December 31, 2006 which, in total, are not material.

The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. Many of these are covered by the Company’s self-insurance or other insurance programs. Reserves related to the resolution of legal proceedings are included in Accrued expenses—Other. It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

NOTE 13	RETIREMENT PLANS

The Company has two domestic defined benefit plans, the account balance defined benefit pension plan (the “ABP Plan”) and the Crew defined benefit plan (the “Crew Plan”), together referred to as the “Plans”, covering all eligible employees of the Company.

The Crew Plan discontinued employee participation and accruing additional employee benefits in 2001. In February 2006, the Company announced that it would freeze the ABP Plan as of December 31, 2006. Beginning January 1, 2007, no new participants entered the ABP Plan, although account balances for existing participants continue to receive interest credits of approximately 6%. All other benefits previously credited to ABP Plan participant accounts, which were historically made based on a percentage of participant salary and years of service have been discontinued. Freezing of the ABP Plan was accounted for as a curtailment in the first quarter of 2006 under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and during the first quarter 2006, the Company recorded a $0.1 million curtailment charge related to service cost unrecognized prior to freezing the ABP Plan. Because the Plans are frozen, the accumulated benefit obligation is the same as the projected benefit obligation at both December 30, 2007 and December 31, 2006. In the fourth quarter of 2006, the Company decided to terminate the Plans. The Company has requested termination determination letters on the Plans from the IRS. The Company has received approval of the terminations by the Pension Benefit Guaranty Corporation. Once approved by the IRS, the Company intends to make lump sum payments or purchase annuities to settle the liabilities. The Company makes contributions to the Plans in amounts sufficient, on an actuarial basis, to fund at a minimum, the Plans’ normal cost on a current basis, and to fund the actuarial liability for past service costs in accordance with Department of Treasury regulations.

The Company had previously disclosed it expected to recognize settlement charges of $50 to $60 million when the Plans are terminated. Of this, $7.7 million in non-cash pension settlement charges has been recognized in 2007 (of which, $7.4 million was reflected in restructuring charges), which reflected approximately $21 million of cash distributions made to participants from the Plans during 2007. These distributions reduced both Plan assets and the accumulated benefit obligation. Based upon updated information as described in the Cash flows section below, the Company currently expects to recognize future pretax settlement charges up to approximately $40 million, including up to $20 million in cash contributions to fund the Plans’ obligations when the Plans are terminated.

The change in projected benefit obligations for the Plans for 2007 and 2006 consisted of the following:

(In thousands)	2007	2006
Balance at beginning of year	$100,315	$108,179
Service cost	0	6,034
Interest cost	4,740	5,767
Actuarial loss—related to freezing the ABP Plan	3,725	11,669
Curtailments—related to freezing the ABP Plan	0	(10,419)
Settlements	(20,844)	(11,376)
Benefits and expenses paid	0	(9,539)
	$87,936	$100,315

The change in fair value of plan assets for each year consisted of the following:

(In thousands)	2007	2006
Balance at beginning of year	$98,111	$108,080
Actual return on plan assets	3,388	8,707
Company contributions	0	2,239
Settlements	(20,844)	(11,376)
Benefits and expenses paid	0	(9,539)
	$80,655	$98,111

The Plans were underfunded at December 30, 2007 and December 31, 2006 by $7.3 million and $2.2 million, respectively, and the liability is classified in Other long-term liabilities on the Consolidated Balance Sheets.

The pretax amounts recognized in Accumulated other comprehensive income at December 30, 2007 and December 31, 2006 were $30.5 million and $36.2 million and consisted of unrecognized actuarial losses.

In accordance with the transition disclosure requirements of SFAS No. 158, the Company has determined that the incremental effect of applying SFAS No. 158 at December 31, 2006 was to reduce both the prepaid pension asset and the long-term pension liability by $34.0 million. The prepaid pension asset was included in Other assets and the long-term pension liability is classified in Other long-term liabilities on the Consolidated Balance Sheet.

The amount recognized in Accumulated other comprehensive income consists of:

(In thousands)	2007	2006
Unfunded liability, net of tax of $2,752 and $833, respectively	$(4,529)	$(1,370)
Prepaid benefit cost, net of tax of $8,785 and $12,865, respectively	(14,461)	(21,176)
Accumulated other comprehensive income (expense), net of tax	$(18,990)	$(22,546)

Other comprehensive income for each of the last three years included the following income (expense), net of tax:

(In thousands)	2007	2006	2005
Pension liability	$3,556	$(21,450)	$(183)

The pretax amount recognized in Other comprehensive income for the year ended December 30, 2007 consisted of the following:

(In thousands)	2007
Losses arising during the year	$3,148
Amortization of losses	2,569
$5,717

Net periodic pension cost for each of the last three years consisted of the following:

(In thousands)	2007	2006	2005
Service cost	$0	$6,034	$5,570
Interest cost	4,740	5,767	5,639
Expected return on plan assets	(4,196)	(8,004)	(7,755)
Amortization of prior service cost	0	(438)	(1,067)
Amortization of net loss	2,569	3,598	3,119
Settlements	7,681	4,111	0
Curtailments	0	115	0
Net periodic pension cost	$10,794	$11,183	$5,506

In 2008, assuming the Plans are not terminated (see below), the Company expects to recognize amortization of unrecognized actuarial losses of approximately $2.5 million.

Assumptions

Weighted-average assumptions used to determine benefit obligations at each of the last three years:

	2007	2006	2005
Discount rate	4.60%	5.30%	5.50%
Rate of compensation increase	N/A (1)	N/A(1)	age-graded scale

(1)    This assumption is no longer applicable based upon the Company’s decision to freeze the Plans.

Weighted-average assumptions used to determine net periodic benefit cost at each of the last three years:

	2007	2006	2005
Discount rate	5.30%	5.50%	6.00%
Expected long-term return on plan assets	5.10%	7.75%	7.75%
Rate of compensation increase	N/A (1)	age-graded scale	age-graded scale

The Plans’ measurement date was December 30, 2007 and December 31, 2006.

The discount rates used above are determined using various market indicators and reflect the available cost in the marketplace of settling all pension obligations. The 4.6% discount rate was selected based upon annuity purchase rates. Based upon the decision to freeze and subsequently terminate the Plans, the Company determined that long-term bond rates previously used were no longer commensurate with the expected cash flows of the Plans. Annuity purchase rates are more indicative of the expected return through the duration of the Plans. (See Cash flows section below).

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

Other retirement plans

The Company has a domestic profit sharing and savings plan. This plan covers certain qualified employees as defined in the applicable plan document. Effective January 1, 2001, the profit sharing and savings plan includes employee participation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pretax contributions and the Company matches between 1% and 4% of employee contributions depending on the employee’s contribution percentage. The profit sharing portion of the plan is discretionary and non-contributory. All amounts contributed to the plan are deposited into a trust fund administered by an independent trustee. The Company’s matching and discretionary profit sharing contributions totaled $9.2 million for 2007, $9.2 million for 2006 and $8.6 million for 2005.

The Company also provided for other profit sharing and supplemental retirement benefits under other defined contribution plans in the amounts of approximately $2 million, $3 million and $5 million for 2007, 2006 and 2005, respectively.

Cash flows

The Company makes contributions to the Plans in amounts sufficient, on an actuarial basis, to fund at a minimum, the Plans’ normal cost on a current basis, and to fund the actuarial liability for past service costs in accordance with Department of Treasury Regulations. The Company may make contributions of up to $7.5 million to its pension plans in 2008 unless approval to terminate the Plans is received. The assumptions used to calculate the benefit obligation at December 30, 2007 included a lump sum conversion rate (based on 30-year Treasury securities) of 4.9%, the rate for the fourth quarter of 2007. When participant accounts are ultimately settled, amounts will be determined using the lump sum rate in effect at that time. A 0.4% decline in Treasury security rates would increase Company cash contributions to the Plans by approximately $8 million in order to settle the Plan liabilities.

Estimates of reasonably likely future pension contributions are heavily dependent on expectations about future events outside of the pension plans, including future interest rates. Depending on the lump sum rate in effect, the Company currently estimates it may be required to make additional cash contributions to the Plans of up to $20 million in order to make required distributions to settle plan participant account balances.

If the IRS termination determination letters are received in 2008 as anticipated, then the Company expects to fully settle plan participant benefits within 120 days of the receipt of such letters.

NOTE 14 ADVERTISING	COSTS AND FUNDS

The Company participates in two advertising funds established to collect and administer funds contributed for use in advertising and promotional programs designed to increase sales and enhance the reputation of the Company and its franchise owners. Separate advertising funds are administered for Wendy’s U.S. and Wendy’s of Canada. In accordance with SFAS No. 45, “Accounting for Franchisee Fee Revenue”, the revenue, expenses and cash flows of the advertising funds are not included in the Company’s Consolidated Statements of Income or Consolidated Statements of Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts as an, in substance, agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The current restricted assets and related restricted liabilities are identified on the Company’s Consolidated Balance Sheets. In addition, the Wendy’s U.S. advertising fund has debt which is classified in current liabilities on the December 30, 2007 and December 31, 2006 Consolidated Balance Sheet (see also Note 3 to the Consolidated Financial Statements).

Contributions to the advertising funds are required to be made from both company operated and franchise restaurants and are based on a percent of restaurant retail sales. In addition to the contributions to the various advertising funds, company and franchise restaurants make additional contributions for local and regional advertising programs.

The following table summarizes the contribution rates, as a percent of restaurant retail sales, to the advertising funds for franchise and company operated units as of the end of the fiscal years 2007, 2006 and 2005:

	2007 Contribution Rate	2006 Contribution Rate	2005 Contribution Rate
Wendy’s U.S.	3.00%	3.00%	3.00%
Wendy’s Canada(1)	3.00%	2.75%	2.75%
(1)	Excluding Quebec, where all advertising is done locally.

Company contributions to the two advertising funds totaled $61.5 million, $85.8 million and $60.5 million in 2007, 2006 and 2005, respectively. The 2006 contributions included a $25.0 million contribution to the Wendy’s U.S. advertising fund made by the Company. The total amount spent by the two advertising funds in 2007, 2006 and 2005 amounted to $263.0 million, $281.3 million and $278.0 million, respectively.

Total advertising expense of the Company, net of reimbursements for incremental costs incurred by the Company on behalf of the advertising funds, and including amounts contributed to all of the advertising funds, local advertising costs and other marketing and advertising expenses, amounted to $111.8 million, $134.1 million and $99.5 million in 2007, 2006 and 2005, respectively.

NOTE 15 SEGMENT,	GEOGRAPHICAL AND REVENUE REPORTING

The Company operates exclusively in the food-service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. In 2006, as a result of the spin-off of THI, sale of Baja Fresh and, in 2007 the sale of Cafe Express, the results of the previously disclosed Hortons and Developing Brands segments are included in discontinued operations (see Note 10 to the Consolidated Financial Statements) and are therefore no longer included as reportable segments of the Company. The Company has determined that the Wendy’s brand is the Company’s only remaining reportable segment.

Revenues and long-lived asset information by geographic area follows:

(In thousands)	U.S.	Canada	Other International	Total
2007
Revenues	$2,195,803	$237,597	$16,844	$2,450,244
Long-lived assets	1,187,430	59,395	60	1,246,885
2006
Revenues	$2,196,949	$226,502	$15,826	$2,439,277
Long-lived assets	1,170,609	54,329	1,390	1,226,328
2005
Revenues	$2,223,030	$218,091	$14,297	$2,455,418
Long-lived assets	1,199,957	147,080	1,437	1,348,474

Revenues consisted of the following:

(In thousands)	2007	2006	2005
Sales:
Sales from company operated restaurants	$2,065,358	$2,058,454	$2,046,592
Product sales to franchisees	94,667	96,153	91,773
	$2,160,025	$2,154,607	$2,138,365
Franchise revenues:
Rents and royalties	284,471	281,072	291,179
Franchise fees	2,403	1,208	4,449
Net gains on sales of properties to franchisees	3,345	2,390	21,425
	290,219	284,670	317,053
Total revenues	$2,450,244	$2,439,277	$2,455,418

NOTE 16 RECENTLY	ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007 except for nonfinancial assets and nonfinancial liabilities, for which the effective date is fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This Statement changes the accounting for acquisition-related costs and restructuring costs, now requiring those costs to be recognized separately from the acquisition. This Statement also makes various other amendments to the authoritative literature intended to provide additional guidance or to conform the guidance in that literature to that provided in this Statement. SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 160.

NOTE 17    QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter (In thousands, except per share data) (1)	First		Second		Third		Fourth
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues	$590,164	$578,678	$632,912	$634,113	$631,147	$630,108	$596,021	$596,378
Gross profit(2)	81,728	48,117	109,729	94,759	113,329	89,268	90,057	83,213
Income (loss) from continuing operations (3)(4)	14,481	(5,897)	29,282	9,302	28,796	23,692	14,066	9,949
Income (loss) from discontinued operations (5)	206	57,129	(49)	(38,417)	1,114	45,476	0	(6,922)
Net income (loss)	14,687	51,232	29,233	(29,115)	29,910	69,168	14,066	3,027

Basic earnings (loss) per common share:
Basic earnings (loss) per common share from continuing operations (3)(4)	$0.15	$(0.05)	$0.34	$0.08	$0.33	$0.20	$0.16	$0.09
Basic earnings (loss) per common share from discontinued operations (5)	0.00	0.50	0.00	(0.33)	0.01	0.39	0.00	(0.06)
Basic earnings (loss) per common share	$0.15	$0.45	$0.34	$(0.25)	$0.34	$0.59	$0.16	$0.03

Diluted earnings (loss) per common share:
Diluted earnings (loss) per common share from continuing operations (3)(4)(6)	$0.15	$(0.05)	$0.33	$0.08	$0.33	$0.20	$0.15	$0.09
Diluted earnings (loss) per common share from discontinued operations (5)	0.00	0.50	0.00	(0.33)	0.01	0.38	0.00	(0.06)
Diluted earnings (loss) per common share	$0.15	$0.45	$0.33	$(0.25)	$0.34	$0.58	$0.15	$0.03
(1)	Results of operations of THI, Baja Fresh and Cafe Express are reflected as discontinued operations for all periods presented (See Notes 1 and 10 to the Consolidated Financial Statements).
(2)	Gross profit is computed as total revenues less cost of sales, company restaurant operating costs, operating costs and depreciation of property and equipment.
(3)	The second quarter 2007 included non-cash pretax pension settlement charges of $4.0 million ($2.5 million after tax) that related to first quarter 2007. These charges were not material to the first or second quarter.
(4)	The fourth quarter of 2007 included a pretax gain of $5.7 million ($5.7 million after tax) related to an amendment of the THI tax sharing agreement, a non-cash pretax impairment charge of $5.0 million ($6.7 million after tax) related to one of the Company’s equity investments and a pretax charges of $6.5 million ($4.1 million after tax) related to the Company’s Special Committee. The fourth quarter of 2006 includes pretax store closing costs of $7.9 million ($4.9 million after tax) and pretax restructuring charges of $7.9 million ($4.9 million after tax). The fourth quarter 2007 included non-cash pretax charges of $1.7 million ($1.1 million after tax) as a cumulative correction of the accounting for a capital lease with a purchase option and $1.1 million ($0.7 million after tax) to expense goodwill for the sale of stores in the first three quarters of 2007. These adjustments were not material to any quarter, including the fourth quarter of 2007 or prior years.
(5)	The fourth quarter of 2006 includes pretax fixed asset and intangible assets impairment charges of $4.0 million ($2.4 million after tax) related to Cafe Express.
(6)	Due to the loss from continuing operations in the first quarter of 2006, basic shares are used for earnings per share calculations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) The Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures, as contemplated by Securities Exchange Act rule 13a-15(e). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b) In Item 8 above, management provided a report on internal control over financial reporting, in which management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2007. In addition, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, provided an attestation report on the Company’s internal control over financial reporting. The full text of management’s report and the PricewaterhouseCoopers LLP attestation report appear at pages 41 through 43 herein.

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

The information required by these Items, other than the information set forth below, is incorporated herein by reference from the Company’s 2008 Proxy Statement, or its Form 10-K/A, which will be filed no later than 120 days after December 30, 2007. However, no information set forth in the 2008 Proxy Statement or Form 10-K/A regarding the Audit Committee Report or the performance graph shall be deemed incorporated by reference into this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with Company	Officer Since
Kerrii B. Anderson	50	Chief Executive Officer and President	2000
Joseph J. Fitzsimmons	59	Executive Vice President and Chief Financial Officer	2007
David J. Near	38	Chief Operations Officer	2006
Jonathan F. Catherwood	46	Executive Vice President and Treasurer	2001
Jeffrey M. Cava	56	Executive Vice President	2003
Leon M. McCorkle, Jr.	67	Executive Vice President, General Counsel and Secretary	1998
Brendan P. Foley, Jr.	48	Senior Vice President, General Controller and Assistant Secretary	2004

No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer, except in the event of a change in control of the Company, as provided in the Company’s Key Executive Agreements, and except for an employment agreement entered into with Mrs. Anderson dated January 22, 2207. The executive officers of the Company are appointed by the Board of Directors.

Mrs. Anderson joined the Company in 2000 as Executive Vice President and Chief Financial Officer. In April 2006 Mrs. Anderson was elected Interim Chief Executive Officer and President and named Chief Executive Officer and President in November 2006. Prior to joining the Company, Mrs. Anderson had held the titles of Senior Vice President and Chief Financial Officer of M/I Schottenstein Homes, Inc. since 1987. She was also Secretary of M/I Schottenstein Homes, Inc. from 1987 to 1994 and Assistant Secretary from 1994 until she joined the Company. She was named interim Chief Executive Officer and President on April 17, 2006 and Chief Executive Officer and President on November 9, 2006.

Mr. Fitzsimmons joined the Company in 2007 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Fitzsimmons was with Wal-Mart Stores, Inc. from 1994 to 2007, last serving as Senior Vice President of Finance and Treasurer. From November 1993 to September 1994, Mr. Fitzsimmons served as Senior Vice President and as a securities analyst for Rauscher Pierce Refsnes, Inc. From January 1993 to November 1993, Mr. Fitzsimmons served as Vice President and Chief Financial Officer of S&A Restaurant Corp. From August 1985 to January 1993, Mr. Fitzsimmons served as Senior Vice President, Director and Chief Financial Officer of National Pizza Company. Mr. Fitzsimmons is currently a member of the board of directors of Mexican Restaurants, Inc.

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

The information required by this Item is incorporated herein by reference to the information under the headings “Audit Committee” and “Audit and Other Service Fees” in the Company’s 2008 Proxy Statement, or its Form 10-K/A, which will be filed no later than 120 days after December 30, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) and (2)—The following Consolidated Financial Statements of Wendy’s International, Inc. and Subsidiaries, included in Item 8 herein.

Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income—Years ended December 30, 2007, December 31, 2006 and January 1, 2006.

Consolidated Balance Sheets—December 30, 2007 and December 31, 2006.

Consolidated Statements of Cash Flows—Years ended December 30, 2007, December 31, 2006 and January 1, 2006.

Consolidated Statements of Shareholders’ Equity—Years ended December 30, 2007, December 31, 2006 and January 1, 2006.

Consolidated Statements of Comprehensive Income—Years ended December 30, 2007, December 31, 2006 and January 1, 2006.

Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits—The accompanying Index to Exhibits beginning on page 89 is filed as part of this Form 10-K. Management contracts and compensatory plans required to be filed as exhibit to this Form 10-K have been identified as such in the Index to Exhibits.

(b)	Exhibits filed with this report are listed in the Index to Exhibits beginning on page 89.

(c)	The following Consolidated Financial Statement Schedule of Wendy’s International, Inc. and Subsidiaries is included in Item 15(c): II—Valuation and Qualifying Accounts.

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

WENDY’S INTERNATIONAL, INC.

By:	/s/ KERRII B. ANDERSON	2/27/08
Kerrii B. Anderson Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ KERRII B. ANDERSON	2/27/08	/s/ JOSEPH J. FITZSIMMONS*	2/27/08
Kerrii B. Anderson, Chief Executive Officer and President, Director		Joseph J. Fitzsimmons, Executive Vice President and Chief Financial Officer

/s/ BRENDAN P. FOLEY, JR.*	2/27/08	/s/ ANN B. CRANE*	2/27/08
Brendan P. Foley, Jr., Senior Vice President, General Controller and Assistant Secretary		Ann B. Crane, Director

/s/ JANET HILL*	2/27/08	/s/ THOMAS F. KELLER*	2/27/08
Janet Hill, Director		Thomas F. Keller, Director

/s/ WILLIAM E KIRWAN*	2/27/08	/s/ DAVID P. LAUER*	2/27/08
William E. Kirwan, Director		David P. Lauer, Director

/s/ JERRY W. LEVIN*	2/27/08	/s/ J. RANDOLPH LEWIS*	2/27/08
Jerry W. Levin, Director		J. Randolph Lewis, Director

/s/ JAMES F. MILLAR*	2/27/08	/s/ STUART I. ORAN*	2/27/08
James F. Millar, Director		Stuart I. Oran, Director

/s/ JAMES V. PICKETT*	2/27/08	/s/ PETER H., ROTHSCHILD*	2/27/08
James V. Pickett, Chairman of the Board		Peter H. Rothschild, Director

/s/ JOHN R. THOMPSON*	2/27/08
John R. Thompson, Director

*By:	/S/ KERRII B. ANDERSON	2/27/08

Kerrii B. Anderson, Attorney-in-Fact

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)*

Classification	Balance at Beginning of Year	Charged (Credited) to Costs & Expenses	Additions (Deductions) (a)	Balance at End of Year
Fiscal year ended December 30, 2007:
Reserve for royalty receivables	$3,136	$(433)	$(157)	$2,546
Deferred tax asset valuation allowance (1)	81,000	3,958	(3,119)	81,839
Reserve for franchise receivables	6,783	1,976	(33)	8,726

	$90,919	$5,501	$(3,309)	$93,111

Fiscal year ended December 31, 2006:
Reserve for royalty receivables	$3,143	$364	$(371)	$3,136
Deferred tax asset valuation allowance	0	81,000	0	81,000
Reserve for franchise receivables	5,797	1,897	(911)	6,783

	$8,940	$83,261	$(1,282)	$90,919

Fiscal year ended January 1, 2006:
Reserve for royalty receivables	$2,880	$370	$(107)	$3,143
Deferred tax asset valuation allowance	0	0	0	0
Reserve for franchise receivables	3,882	2,440	(525)	5,797

	$6,762	$2,810	$(632)	$8,940

*	Amounts represent continuing operations only.
(a)	Primarily represents reserves written off or reversed due to the resolution of certain franchise situations.
(1)	The charge is related to the required valuation allowance on the Pasta Pomodoro investment book-tax basis differential. The deduction results from changes in estimates on the actual capital loss from the sale of Baja Fresh and capital gains resulting from miscellaneous property dispositions.

Year-end balances are reflected in the Consolidated Balance Sheets as follows:

	December 30, 2007	December 31, 2006	January 1, 2006
Deducted from accounts receivable	$5,420	$4,756	$4,978
Deducted from notes receivable—current	1,571	1,673	836
Deducted from notes receivable—long-term	3,782	3,490	3,126
Deducted from other assets	499	0	0
Component of deferred tax liability—long-term	81,839	81,000	0

	$93,111	$90,919	$8,940

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where Found

3(a)	Articles of Incorporation, as amended to date	Incorporated herein by reference from Exhibit 3(a) of Form 10-K for the year ended January 3, 1999.

(b)	New Regulations, as amended	Incorporated herein by reference from Exhibit 3 of Form 10-Q for the quarter ended March 31, 2002.

4(a)*	Indenture between the Company and Bank One, National Association, pertaining to 6.25% Senior Notes due November 15, 2011 and 6.20% Senior Notes due June 15, 2014	Incorporated herein by reference from Exhibit 4(i) of Form 10-K for the year ended December 30, 2001.

(b)	Amended and Restated Rights Agreement between the Company and American Stock Transfer and Trust Company	Incorporated herein by reference from Exhibit 1 of Amendment No. 2 to Form 8-A/A Registration Statement, File No. 1-8116, filed on December 8, 1997.

(c)	Amendment No. 1 to the Amended and Restated Rights Agreement between the Company and American Stock Transfer and Trust Company	Incorporated herein by reference from Exhibit 2 of Amendment No. 3 to Form 8-A/A Registration Statement, File No. 1-8116, filed on January 26, 2001.

(d)†	Amended and Restated Deferred Compensation Plan	Incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended September 30, 2007.

10(a)†	Sample Restated Key Executive Agreement between the Company and Messrs. Catherwood, Cava, Foley, McCorkle, Near, and Mrs. Anderson	Incorporated herein by reference from Exhibit 10(a) of Form 10-K for the year ended January 3, 1999.

(b)†	Sample Change in Control Agreement for Key Employees between the Company and Mr. Fitzsimmons	Incorporated herein by reference from Exhibit 10 of Form 10-Q for the quarter ended April 1, 2007.

(c)†	Assignment of Rights Agreement between the Company and Mr. Thomas	Incorporated herein by reference from Exhibit 10(c) of Form 10-K for the year ended December 31, 2000.

(d)†	Senior Executive Annual Performance Plan	Incorporated herein by reference from Annex B to the Company’s Definitive 2007 Proxy Statement, dated March 12, 2007.

(e)†	Executive Annual Performance Plan, as amended	Incorporated herein by reference from Exhibit 10(d) of Form 10-K for the year ended December 31, 2006.

(f)†	Supplemental Executive Retirement Plan	Incorporated herein by reference from Exhibit 10(f) of Form 10-K for the year ended December 29, 2002.

(g)†	First Amendment to Supplemental Executive Retirement Plan	Incorporated herein by reference from Exhibit 10(f) of Form 10-K for the year ended December 31, 2006.

(h)†	Amended and Restated Supplemental Executive Retirement Plan No. 2	Incorporated herein by reference from Exhibit 10(b) of Form 10-Q for the quarter ended September 30, 2007.

Exhibit	Description	Where Found

(i)†	Supplemental Executive Retirement Plan No. 3	Incorporated herein by reference from Exhibit 10(c) of Form 10-Q filed for the quarter ended September 30, 2007.

(j)†	1990 Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(c) of Form 10-Q for the quarter ended October 1, 2006.

(k)†	WeShare Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(l) of Form 10-K for the year ended December 28, 2003.

(l)†	2003 Stock Incentive Plan, as amended and restated	Incorporated herein by reference from Exhibit 10(f) of Form 10-Q for the quarter ended April 2, 2006.

(m)†	2007 Stock Incentive Plan	Incorporated herein by reference from Annex C to the Company’s Definitive 2007 Proxy Statement, dated March 12, 2007.

(n)†	First Amendment to the 2007 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10(d) of Form 10-Q for the quarter ended September 30, 2007.

(o)†	Sample Restricted Stock Award Agreement (without non-compete granted in 2004)	Incorporated herein by reference from Exhibit 10(p) of Form 10-K for the year ended January 2, 2005.

(p)†	Sample Restricted Stock Award Agreement (with non-compete granted in 2005)	Incorporated herein by reference from Exhibit 10(d) of Form 10-Q for the quarter ended April 3, 2005.

(q)†	Sample Formula Restricted Stock Award Agreement (without non-compete granted in 2004)	Incorporated herein by reference from Exhibit 10(q) of Form 10-K for the year ended January 2, 2005.

(r)†	Sample Formula Restricted Stock Award Agreement (with non-compete granted in 2005)	Incorporated herein by reference from Exhibit 10(b) of Form 10-Q for the quarter ended April 2, 2006.

(s)†	Sample Formula Restricted Stock Unit Award Agreement (granted in 2006)	Incorporated herein by reference from Exhibit 10(c) of Form 10-Q for the quarter ended April 2, 2006.

(t)†	Sample Formula Restricted Stock Unit Award Agreement (current model for non-employee directors)	Incorporated herein by reference from Exhibit 10(g) of Form 10-Q for the quarter ended September 30, 2007.

(u)†	Sample Stock Unit Award Agreement (ratable vesting, granted in 2005 and 2006)	Incorporated herein by reference from Exhibit 10(d) of Form 10-Q for the quarter ended April 2, 2006.

(v)†	Sample Stock Unit Award Agreement (current model, ratable vesting)	Incorporated herein by reference from Exhibit 10(b) of Form 10-Q for the quarter ended July 1, 2007.

(w)†	Sample Stock Unit Award Agreement (current model, cliff vesting)	Incorporated herein by reference from Exhibit 10(c) of Form 10-Q for the quarter ended July 1, 2007.

Exhibit	Description	Where Found

(x)†	Sample Stock Unit Award Agreement (payable following termination except if for cause)	Attached hereto.

(y)†	Sample Stock Unit Award Agreement (ratable vesting with constructive discharge)	Attached hereto.

(z)†	Amended and Restated 2006 Performance Share Award Agreement (no rights accrue until after performance measurement period ends)	Incorporated herein by reference from Exhibit 10(e) of Form 10-Q for the quarter ended September 30, 2007.

(aa)†	Sample Amended and Restated 2006 Performance Share Award Agreement (certain rights accrue on date of grant)	Attached hereto.

(bb)†	Sample Performance Unit Award Agreement (current model)	Incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended July 1, 2007.

(cc)†	Sample Indemnification Agreement between the Company and each of Messrs. Keller, Kirwan, Lauer, Levin, Lewis, Millar, Oran, Pickett, Rothschild, Thompson and Mses. Anderson, Crane and Hill	Incorporated herein by reference from Exhibit 10 of Form 10-Q for the quarter ended June 29, 2003.

(dd)†	Sample Indemnification Agreement for officers and employees of the Company and its subsidiaries	Incorporated herein by reference from Exhibit 10 of Form 8-K filed July 12, 2005.

(ee)†	Agreement Among the Company, Trian Fund Management, L.P. and Certain Affiliates and Sandell Asset Management Corp. and Certain Affiliates dated March 2, 2006	Incorporated herein by reference from Exhibit 10(v) of Form 10-K for the year ended January 1, 2006.

(ff)†	Retirement Agreement of John T. Schuessler	Incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended April 2, 2006.

(gg)†	Agreement with David Near	Incorporated herein by reference from Exhibit 10(d) of Form 10-Q for the quarter ended October 1, 2006.

(hh)†	Settlement Agreement and Release with John M. Deane	Incorporated herein by reference from Exhibit 10 of Form 8-K filed June 6, 2006.

(ii)†	Form of Retention Letter entered into with Messrs. Catherwood and Cava	Incorporated herein by reference from Exhibit 10 of Form 8-K filed June 12, 2006.

(jj)†	Stock Purchase Agreement related to Baja Fresh Mexican Grill	Incorporated herein by reference from Exhibit 10(y) of Form 10-K for the year ended December 31, 2006.

(kk)†	Employment Agreement with Kerrii B. Anderson	Incorporated herein by reference from Exhibit 10(z) of Form 10-K for the year ended December 31, 2006.

21	Subsidiaries of the Registrant	Attached hereto.

23	Consent of PricewaterhouseCoopers LLP	Attached hereto.

24	Powers of Attorney	Attached hereto.

Exhibit	Description	Where Found

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Attached hereto.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Attached hereto.

32(a)	Section 1350 Certification of Chief Executive Officer	Attached hereto.

32(b)	Section 1350 Certification of Chief Financial Officer	Attached hereto.

99	Safe Harbor under the Private Securities Litigation Reform Act 1995	Attached hereto.

*	Neither the Company nor its subsidiaries are party to any other instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.
†	Indicates a management contract or compensatory plan.