Form 10-K/A
period 2007-12-30
WENDYS INTERNATIONAL INC
filed 2008-04-28
CIK 105668

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐ .

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer	Smaller reporting company ☐.
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price, at which such voting stock was last sold, as of June 30, 2007, was $3,209,602,000.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 30, 2008: 87,414,310

DOCUMENTS INCORPORATED BY REFERENCE:

Exhibit index on pages 45-47

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-K for the year ended December 30, 2007 (“Form 10-K”) on February 27, 2008, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (“Proxy Statement”) or its Form 10-K/A to be subsequently filed with the SEC. The registrant has determined to amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A rather than incorporating by reference from the Proxy Statement. Accordingly, Part III, Items 10 through 14, on the Form 10-K are hereby amended along with the cover page to remove the reference to the Part III information incorporated by reference into the Company’s 2008 Proxy Statement. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the registrant’s principal executive officer and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1 on Form 10-K/A under Item 15 of Part IV hereof.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Form 10-K and the registrant’s other filings with the SEC.

WENDY’S INTERNATIONAL, INC.

2007 FORM 10-K/A ANNUAL REPORT

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Directors of the Company are as follows:

Terms Expiring in 2008

Name	Age	Directors and Their Principal Occupations / Business Experience	Director Since
Kerrii B. Anderson	50	Chief Executive Officer and President. Mrs. Anderson joined the Company on September 1, 2000 as Executive Vice President and Chief Financial Officer. She was named interim Chief Executive Officer and President on April 17, 2006 and Chief Executive Officer and President on November 9, 2006. Prior to joining the Company, Mrs. Anderson had held the titles of Senior Vice President and Chief Financial Officer of M/I Schottenstein Homes, Inc. since 1987. She was also Secretary of M/I Schottenstein Homes, Inc. from 1987 to 1994 and Assistant Secretary from 1994 until she joined the Company. (1)	2000

William E. Kirwan	69	Chancellor, University System of Maryland, Adelphi, Maryland. Dr. Kirwan assumed this position effective August 1, 2002. He had previously served as President of The Ohio State University for four years and as President of the University of Maryland for nine years.	2001

Ann B. Crane	51	President and Chief Executive Officer, Crane Group, Columbus, Ohio. Ms. Crane has been President of Crane Group since 1996 and assumed the position of Chief Executive Officer in January, 2003. Crane Group is a diversified company comprised of several manufacturing businesses primarily serving the home building and commercial markets, real estate investments and equities.	2003

Name	Age	Directors and Their Principal Occupations / Business Experience	Director Since
Jerry W. Levin	63	Chairman and Chief Executive Officer of JW Levin Partners LLC, a management and investment firm organized by Mr. Levin in February, 2005, New York, New York and Vice Chairman of Clinton Group, a private diversified asset management company, since December 2007, New York, New York. Mr. Levin also served as Chairman of Sharper Image Corporation from September 2006 through April 2008 and interim Chief Executive Officer from September 2006 through March 2007. Mr. Levin was Chairman and Chief Executive Officer of American Household, Inc. (formerly the Sunbeam Corporation), a consumer products company, from June, 1998 until January, 2005. In 1989, he joined MacAndrews & Forbes Holdings Inc. which controlled a number of companies, including The Coleman Company, Inc. and Revlon, Inc. Mr. Levin held executive positions in each of these companies including the title of Chairman from 1989 to 1998. Mr. Levin was also with the Pillsbury Company initially as head of corporate development and then as chief executive of several operating units within the Pillsbury Company that included Haagen-Dazs and the firm’s restaurant group (comprised of Burger King, Steak & Ale, Bennigan’s, Chart House and Godfather’s Pizza) from 1974 to 1989. (1)	2006

Terms Expiring in 2009

Name	Age	Directors and Their Principal Occupations / Business Experience	Director Since
James V. Pickett	66	Chairman of the Board. Chairman, The Pickett Realty Advisors Inc., Dublin, Ohio. Mr. Pickett has served as President and Chief Executive Officer of various companies generally known as The Pickett Companies since 1969. The Pickett Companies are involved in real estate development, ownership and management. Mr. Pickett was the Vice Chairman of Banc One Capital Corporation from February 1, 1993 to August 4, 1999. He was also a Principal of Stonehenge Financial Holdings, Inc., an investment management firm, from August 6, 1999 to July 31, 2004. Mr. Pickett was appointed Chairman of the Board on April 17, 2006.	1982

Thomas F. Keller	76	R.J. Reynolds Professor Emeritus of Business Administration and Dean Emeritus, Fuqua School of Business, Duke University, Durham, North Carolina. Dr. Keller was the R.J. Reynolds Professor of Business Administration at the Fuqua School of Business at Duke University until he retired on September 1, 2004. He was Dean of the Fuqua School of Business until he retired from that position on May 31, 1996. He was also Dean of the Fuqua School of Business Europe from July 1, 1999 to June 30, 2001. (1)	1991

Name	Age	Directors and Their Principal Occupations / Business Experience	Director Since
David P. Lauer	65	Retired President and Chief Operating Officer, Bank One, Columbus, NA, Columbus, Ohio. Mr. Lauer was Office Managing Partner of the Columbus office of Deloitte & Touche LLP from January, 1989 until he retired in June, 1997. He was also a member of the board of directors of Deloitte & Touche LLP from 1988 to 1995. He was appointed to his former position with Bank One, Columbus, NA in June, 1997. Mr. Lauer retired from that position in January, 2001. He has been a Certified Public Accountant since 1968. (1)	2000

James F. Millar	60	Retired Executive Director–Strategic Initiatives, Cardinal Health, Inc., Dublin, Ohio. Mr. Millar was President and Chief Executive Officer–Healthcare Products and Services of Cardinal Health, Inc. from 2002 to 2004. He was President and Chief Operating Officer of Cardinal Health’s Pharmaceutical Distribution, Provider Services and Medical Products businesses from 2000 to 2002, and Group President–Pharmaceutical Distribution and Provider Services from 1997 to 2000. Mr. Millar joined Cardinal Health, Inc. in 1987 and throughout his tenure held numerous senior executive positions until his retirement effective March 3, 2005. Cardinal Health, Inc. is the leading provider of products and services supporting the healthcare industry.	2001

Peter H. Rothschild	52	Managing Member of Daroth Capital LLC since its founding in 2001, New York, New York. Mr. Rothschild is also President and CEO of Daroth Capital Advisors LLC (a subsidiary of Daroth Capital LLC). Daroth Capital LLC is involved in investing and advising clients on financings, mergers and acquisitions and restructuring. Daroth Capital Advisors LLC, a member of the Financial Industry Regulatory Authority, provides investment banking advice and raises capital for its clients. Prior to founding Daroth Capital, Mr. Rothschild was a Managing Director and Co-Head of the Leveraged Finance and Industrial Finance groups at Wasserstein Perella, the predecessor company to Dresdner Kleinwort Wasserstein, from 1996 to 2001. He was also a senior Managing Director and Head of the Natural Resources Group at Bear Stearns & Co. Inc. and one of the founders of the firm’s Leveraged Finance and Financial Buyer Coverage groups from 1990 to 1996. Mr. Rothschild served as Managing Director and Head of the Industrial Group at Drexel Burnham Lambert from 1984 to 1990. (1)	2006

Terms Expiring in 2010

Name	Age	Directors and Their Principal Occupations / Business Experience	Director Since
Janet Hill	60	Vice President, Alexander & Associates, Inc., Washington, D.C. Mrs. Hill provides corporate planning, advice and analysis to directors, executives and managers in the areas of human resource planning, corporate responsibility, corporate communications and government consultation. Alexander & Associates, Inc. is a corporate consulting firm. (1)	1994

John R. Thompson	56	Senior Vice President and General Manager, BestBuy.com, a subsidiary of Best Buy Co., Inc., Richfield, Minnesota. Mr. Thompson joined Best Buy in April, 2001 as Senior Vice President of Supply Chain and Business Systems. He was Chief Information Officer and Senior Vice President for Customer Service, Information Systems, Distribution, Logistics and e-Business at Liz Claiborne, Inc. from February, 1995 to March, 2001. Mr. Thompson was Chief Information Officer and Executive Vice President at Goody’s Family Clothing, Inc. from February, 1993 to February, 1995. Best Buy is a retailer of consumer electronics, home-office equipment, entertainment software and major appliances. (1)	2004

J. Randolph Lewis	58	Senior Vice President, Distribution and Logistics, Walgreen Co., Deerfield, Illinois. Mr. Lewis joined Walgreen Co. in March, 1992 as Vice President, Logistics and Planning. He was promoted to his current position in March, 1996. Prior to joining Walgreen Co. he was a partner in the consulting division of Ernst & Young. Walgreen Co. is the nation’s largest drugstore chain. (1)	2004

Name	Age	Directors and Their Principal Occupations / Business Experience	Director Since
Stuart I. Oran	57	Managing Member, Roxbury Capital Group LLC, which he founded in April, 2002, New York, New York. Roxbury Capital Group is engaged in advisory and private equity investment activities relating to acquisitions, capital formation, corporate restructurings and oversight of portfolio companies. From July, 1994 to March, 2002, Mr. Oran held a number of senior executive positions at UAL Corporation and its operating subsidiary, United Airlines, including Executive Vice President–Corporate Affairs, Senior Vice President–International (responsibility for United’s business and operations outside the United States and Canada) and Senior Vice President–Business Aviation for United and President and Chief Executive Officer of Avolar (United’s business aviation business). Prior to joining UAL and United, Mr. Oran was a corporate partner at the law firm of Paul, Weiss, Rifkind, Wharton and Garrison LLP from 1974 to 1994.	2006

(1)	Mrs. Anderson serves as a director of Laboratory Corporation of America Holdings; Mr. Levin serves as a director of Ecolab Inc., U.S. Bancorp and Saks Incorporated; Dr. Keller serves as a director of Biogen Idec Inc.; Mr. Lauer serves as a director of Diamond Hill Investment Group, Huntington Bancshares Incorporated, and R.G. Barry Corporation; Mr. Rothschild serves as the interim Chairman of the board of directors of Deerfield Capital Corp.; Mrs. Hill serves as a director of Dean Foods Company and Sprint Nextel Corporation; Mr. Thompson serves as a director of Belk, Inc.

The executive officers of the Company are as follows:

Name	Age	Position with Company	Officer Since
Kerrii B. Anderson	50	Chief Executive Officer and President	2000
Joseph J. Fitzsimmons	59	Executive Vice President and Chief Financial Officer	2007
David J. Near	38	Chief Operations Officer	2006
Jonathan F. Catherwood	46	Executive Vice President and Treasurer	2001
Jeffrey M. Cava	56	Executive Vice President	2003
Leon M. McCorkle, Jr.	67	Executive Vice President, General Counsel and Secretary	1998
Brendan P. Foley, Jr.	48	Senior Vice President, General Controller and Assistant Secretary	2004

No arrangements or understandings exist pursuant to which any person has been, or is to be, selected as an officer, except in the event of a change in control of the Company, as provided in the Company’s Key Executive Agreements and the revised form of agreement entered into with Mr. Fitzsimmons as described on pages 30 and 31, and except for an employment agreement entered into with Mrs. Anderson dated January 22, 2007. The executive officers of the Company are appointed by the Board of Directors.

Mrs. Anderson joined the Company in 2000 as Executive Vice President and Chief Financial Officer. On April 17, 2006 Mrs. Anderson was elected interim Chief Executive Officer and President and named Chief Executive Officer and President on November 9, 2006. Prior to joining the Company, Mrs. Anderson had held the titles of Senior Vice President and Chief Financial Officer of M/I Schottenstein Homes, Inc. since 1987. She was also Secretary of M/I Schottenstein Homes, Inc. from 1987 to 1994 and Assistant Secretary from 1994 until she joined the Company.

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

Mr. Near joined the Company in 2006 as Chief Operations Officer. He has been a co-owner of Pisces Foods, L.P. since 1995. Pisces Foods is a franchisee of 30 Wendy’s restaurants in Austin, Texas. Upon joining the Company, Mr. Near relinquished the management functions of Pisces Foods to his brother, but remained a co-owner of the franchised company. He also served as president of Wendy’s Franchise Advisory Council for two years prior to assuming his current position.

Mr. Catherwood joined the Company in 2001 as Senior Vice President, Mergers and Acquisitions. In 2002, Mr. Catherwood was named Executive Vice President, Mergers, Acquisitions and Business Integration.

Mr. Catherwood was named Treasurer of the Company in July 2004. Prior to joining the Company, he was a partner at the Windsor Group, LLC from 1998 until 2001. As disclosed in the Company’s Form 8-K filed with the SEC on April 1, 2008, Mr. Catherwood delivered a letter to the Company stating that his last day of employment with the Company will be May 3, 2008. Mr. Catherwood is working with the Company and his direct reports to ensure a smooth transition in his areas of responsibility.

Mr. Cava joined the Company in 2003 as Executive Vice President, Human Resources. Prior to joining the Company, Mr. Cava was a human resources consultant with JMC Consulting LLC from 2001 until 2003. From 1996 to 2001, Mr. Cava was Vice President and Chief Human Resources Officer for NIKE, Inc. As disclosed in the Company’s Form 8-K filed with the SEC on March 24, 2008, Mr. Cava delivered a letter to the Company stating that his last day of employment with the Company will be May 3, 2008. Mr. Cava is working with the Company and his direct reports to ensure a smooth transition in his areas of responsibility.

Mr. McCorkle joined the Company in 1998 as Senior Vice President and General Counsel. He was also named Secretary of the Company in 2000. In 2001, Mr. McCorkle was named Executive Vice President. Prior to joining the Company, he was a senior partner with the law firm of Vorys, Sater, Seymour and Pease LLP.

Mr. Foley joined the Company in 2003 as a director of corporate accounting, and was promoted a year later to Vice President of Technical Compliance and Consolidations. He was named to his current position in 2006. Prior to joining the Company, Mr. Foley was with Borden Foods for 12 years, last serving as Vice President and Assistant General Controller.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics, designated as the Standards of Business Practices by the Company, can be found on the Company’s corporate and investor website at www.wendys-invest.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the Standards of Business Practices that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on the Company’s corporate and investor website.

Other

The Board of Directors has adopted written charters for its Nominating and Corporate Governance, Audit and Compensation Committees. In addition, the Audit Committee has adopted a written Audit Committee Pre-Approval Policy with respect to audit and non-audit services to be performed by the Company’s independent registered public accounting firm. All of the foregoing documents are available on the Company’s investor website at www.wendys-invest.com and a copy of the foregoing will be made available (without charge) to any shareholder upon request.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

What are the objectives of the Company’s compensation program?

The primary focus of our executive compensation programs is to improve Company performance year-over-year and over a longer-term period. The compensation programs were designed to provide the tools necessary to hire executives with the skills needed to manage the Company to meet these goals and to retain them over the long-term. To this end, for those executives named in the Summary Compensation Table (see page 20), the annual and long-term incentive plans were designed to provide a significant financial link between Company results (income growth and total return) to shareholders and total compensation earned.

In developing the programs, a key consideration was to have plans that were easy to understand and administer while being competitive with the programs offered by other restaurant companies and other large organizations with which the Company competes for executive talent.

Over the past several years, management and the Compensation Committee (the “Committee”) have worked to refine the compensation programs used to ensure that they support these goals and our ongoing business goals, and during 2006, completed a thorough evaluation of the programs, with the intention of making program changes for 2007 and beyond.

During 2006, in conjunction with the spin-off of Tim Hortons and the development of a new strategic plan, the Committee reviewed the Company’s compensation philosophy pertaining to Executive Officers and developed a new executive compensation program. The objectives of this change were to develop an executive compensation program reflecting the Company’s new scope and focus, and to:

•	Provide for a strong link between pay and performance, including the performance of each individual executive;
•	Create a strong interest in enhancing shareholder value and the Company’s stock price; and
•

Establish targeted pay levels that are more aligned with current market practices, the level of difficulty associated with achievement of the annual plan, and the Committee’s perspective on an appropriate pay target for the annual incentive plan.

What is the compensation program designed to reward?

Historically, the Company’s philosophy has been to reward team performance, measured by overall Company results and, prior to the spin-off of Tim Hortons and sale of Baja Fresh and Cafe Express, results for each brand. The annual incentive plans for 2007, which included the Senior Executive Annual Performance Plan for the CEO, and the Executive Annual Performance Plan for other Executive Officers, rewarded growth in net income and earnings before interest, taxes, depreciation and amortizations (“EBITDA”). Beginning in 2007, individual performance also affected the amount paid under the Executive Annual Performance Plan.

The long-term incentive plan awards made in 2007 were primarily performance units and stock options. The long-term performance unit award will be earned over a three year performance period based on cumulative three year EBITDA and return on net working assets over the three year cycle. Stock options only have value to the extent the market price of the Company’s common shares increases after the date of grant and are thus designed to reward performance that results in market price increases during the term of the options, which is seven years. Beginning in 2007, individual performance also affected the amount of long-term incentive plan awards granted to Executive Officers. More detail about the terms of the 2007 equity awards appears later in this Compensation Discussion and Analysis.

How does the Committee operate?

The members of the Compensation Committee are Messrs. Millar (Chair), Kirwan, Levin, Lewis and Rothschild, and Mses. Crane and Hill. The Compensation Committee met seven times during 2007. The Compensation Committee’s functions include examining the levels and methods of compensation employed by the Company with respect to the Chief Executive Officer and non-CEO officers, reviewing and approving the compensation package of the Chief Executive Officer, making recommendations to the Board with respect to non-CEO officer compensation, reviewing and discussing with the Company’s management the compensation discussion and analysis included in this Form 10-K/A, making recommendations to the Board with respect to incentive compensation plans and equity-based plans, making administrative and compensation decisions under equity compensation plans approved by the Board, and adopting and administering one or more cash bonus plans, subject to shareholder approval, which will qualify compensation paid thereunder as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and implementing and administering such plans.

The Committee meets as necessary, but at least four times each year, to enable it to fulfill its responsibilities. The Chairperson of the Committee is responsible for leadership of the Committee, presiding over Committee meetings, making Committee assignments and reporting the Committee’s actions to the Board from time to time (but at least once each year) as requested by the Board. The Chairperson, with the assistance of management, also sets the agenda for Committee meetings.

Among other things, the Committee may conduct or authorize studies of matters within the Committee’s scope of responsibilities, and may retain, at the expense of the Company, independent counsel or other consultants necessary to assist the Committee in any such studies, if authorized by the Board. The Committee has retained Towers Perrin, a nationally-recognized human resources and executive compensation consulting firm, to assist the Committee in benchmarking and analyzing competitive data and determining and recommending executive and Director compensation.

What are the elements of compensation?

The elements of the Company’s compensation program are:

•	Base salary
•	Annual incentives
•	Long-term incentives, which, for 2007, were primarily provided through the use of performance units and stock options
•	Retirement and other benefits

Each of these elements of pay is described below.

Base Salaries

Base salaries are intended to reward Executive Officers and other employees based upon their roles within the Company and for their performance in those roles. Base salaries are established when an Executive Officer is hired, based on market benchmarks for the position, and adjusted based on the Executive Officer’s skills, capabilities, accomplishments and experience in similar roles.

Base salaries are benchmarked using competitive data. For the CEO, the Committee used peer restaurant companies as described below and a broader group of restaurant companies from the Chain Restaurant Compensation Association (“CRCA”) Survey. Competitive data for the Chief Operations Officer was benchmarked to the CRCA Survey data. For Executive Officer positions other than the CEO and Chief Operations Officer, base salary benchmarks are developed using data from Towers Perrin’s Executive Compensation Database consisting of more than 300 companies representing a broad spectrum of industries. Base salaries are targeted at the 50th percentile of the benchmark competitive data, with the actual salary level for each executive also reflecting the individual considerations described below. All pay benchmarks are established using regression analysis to size the data to reflect the Company’s size and scope.

The peer companies include other large, quick-service or casual restaurant companies and are considered the Company’s most direct competitors for business and executive talent. The companies in the peer group used to evaluate pay for the CEO in 2007 were as follows (companies listed below with an asterisk were added in 2007):

•	Applebee’s International, Inc.
•	Bob Evans Farms, Inc.
•	Burger King Holdings, Inc.*
•	Brinker International, Inc.
•	CBRL Group, Inc.
•	Chipotle Mexican Grill *
•	CKE Restaurants, Inc.
•	Darden Restaurants, Inc.
•	Denny’s Corporation
•	Domino’s Pizza, Inc.
•	Jack in the Box Inc.
•	McDonald’s Corporation
•	Ruby Tuesday, Inc.
•	Papa Johns International, Inc.*
•	P.F. Chang’s China Bistro, Inc.*
•	Panera Bread Co.*
•	Sonic Corp.

•	Starbucks Corporation
•	The Cheesecake Factory, Inc.*
•	YUM! Brands, Inc.

Base salary adjustments are generally considered on an annual basis, and take into account the Executive Officer’s individual performance, pay relative to the 50th percentile, changes in responsibilities, future potential and differences, if any, between the responsibilities of the executive compared to the positions included in the competitive data. The Committee considers and makes recommendations to the Board on salary changes for the CEO and other Executive Officers after discussing performance and responsibilities of each Executive Officer with the CEO. Changes in salaries for the CEO and other Executive Officers are approved by the Board (the CEO does not participate in the Board’s deliberations on salaries for Executive Officers). For 2007, the base salary for each of the Executive Officers (except for Mr. Fitzsimmons, who joined the Company as CFO on April 23 and whose compensation is discussed later in this Compensation Discussion and Analysis) was within a range of plus or minus 15% of the 50th percentile of competitive data.

Annual Incentives

Annual incentives are used to focus Executive Officers and other Officers on the Company’s annual performance plan, and to reward them for achieving pre-established performance goals. This plan, along with the long-term incentive plan, puts a significant portion of each Executive Officer’s pay at risk, so that these incentives are only earned when key performance goals are attained.

Annual incentive opportunities were targeted at the 60th percentile of competitive practice for 2007, down from the 75th percentile target used in 2006 and several preceding years. The threshold, target and maximum earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net income performance levels established for 2007 are set forth below. Actual performance was determined by disregarding the impact of (i) discontinued operations, (ii) severance costs or other charges incurred in connection with the Company’s initiative to reduce its overhead as part of an organizational restructuring of the Company, and related costs of outside consultants and advisors, (iii) costs associated with the termination of the Company’s qualified pension plans, (iv) new accounting standards or interpretations issued in 2007 and (v) except for the CEO, costs related to operations and decisions of the Special Committee including costs of outside consultants and advisors and other expenses incurred to implement or resulting from decisions of the Special Committee.

Level	EBITDA	Net Income
Threshold	$275,000,000	$78,900,000
Target	$335,000,000	$115,500,000
Maximum	$385,000,000	$146,000,000

The budget performance level was established based on the Company’s annual plan, with 100% of the target bonus opportunity payable for performance at this level. The payout opportunity for the threshold or entry performance level was reduced for 2007 from 50% of the target opportunity to 30%. The Committee also established a higher performance standard in order to achieve the maximum payout under the plan. Individual performance could increase or decrease the bonus amount by up to 20%. Executive Officers with performance ratings that fell in the bottom two of five rating categories were ineligible for any incentive award for 2007.

Bonus opportunities for the named Executive Officers were denominated as specific dollar amounts in 2007, based upon the executive’s level. These opportunities ranged from 40% to 100% of salary and targets were within a range of plus or minus 6% of the 60th percentile for each named Executive Officer. The Company’s actual EBITDA and net income performance for 2007 (computed with the adjustments as noted above) were $279,413,000 and $90,500,000, respectively, for the CEO and $305,384,000 and $107,569,000, respectively, for the other named Executive Officers, which resulted in bonuses paid at 39.5% of target for the CEO and 70.6% of target for the other named Executive Officers, exclusive of adjustments for individual performance.

Long-Term Incentives

Long-term incentives in the form of Company equity are used to promote an ongoing focus on improvements in the Company’s business performance and increases in the Company’s common share market price, by ensuring that, over time, a significant amount of each Executive Officer’s total wealth opportunities are dependent upon those measures.

In 2007 shareholders approved the Company’s 2007 Stock Incentive Plan. The Committee awarded stock option grants and long-term performance unit awards under that Plan, each representing half of the total target opportunity. Individual performance also impacted the size of the equity grants that each participant received beginning in 2007 (in prior years the size of equity awards was based solely on attainment of Company and/or business unit objectives).

Stock options awarded in 2007 have a seven year term and three year ratable vesting.

The long-term performance unit awards made in 2007 will be earned over a three year performance period based on cumulative three year EBITDA and average return on net working assets (“RONWA”) over the three year cycle. Return on net working assets is defined as current assets from continuing operations (excluding restricted assets and cash) plus property, plant and equipment, goodwill acquired in connection with restaurant acquisitions and a base cash carrying balance of $100 million, minus current liabilities from continuing operations (excluding restricted liabilities and debt). The number of common shares issued on settlement of the performance units will depend on actual performance against the stated objectives. Actual performance will be determined by disregarding the impact of (i) discontinued operations, (ii) severance costs or other charges incurred in connection with the Company’s initiative to reduce its overhead as part of an organizational restructuring of the Company, and related costs of outside consultants and advisors, net of cost reduction benefits attributable to such restructuring during the three year performance period, (iii) costs associated with the termination of the Company’s qualified pension plans, (iv) new accounting standards or interpretations issued during the measurement period, or (v) refranchising more than 10 Company restaurants to franchisees, net of restaurants acquired from franchisees, during the three year performance period. If threshold performance is not achieved, no common shares will be issued. If performance exceeds 120% of the target, then the number of common shares issued in settlement will be 150% of the number of performance units. The three year EBITDA and net working assets objectives for 2007 awards and the percentage of target shares issued in settlement will be determined based on the following objectives:

3 Year Average Return on

Net Working Assets

(30% Weighting)

		Percent of Target Units Earned
13.7%		45%	80%	115%	150%
11.4%		30%	65%	100%	135%
9.1%		15%	50%	85%	120%
< 9.1%		0%	35%	70%	105%
	< $	948	$948	$1,185	$1,422
		3 Year Cumulative EBITDA ($MM) (70% Weighting)

The Company’s actual EBITDA and RONWA performance for 2007 (computed with the adjustments as noted above) was $279,413,000 and 9.3%.

Before 2006, the Company had used a fixed share grant guideline, set at the 60th percentile of the relevant comparator group, to establish the target grant each year. Grants were made based on a percentage of each participant’s salary grade midpoint, so that all participants in a grade received the same number of shares or units.

Historically, the Company established its grant guideline for a three-year period. However, in 2006, the Committee determined that the targeted grant should be denominated as a dollar value, equal to the 60th percentile of the relevant comparator group, and converted to shares or units on the grant date, typically May 1 of each year. This change from a fixed share guideline was made to recognize the total compensation value realized by executives from equity grants in prior years, and to better align the size of grants with the Company’s 60th percentile long-term incentive philosophy. Had this change not been made for 2006, the value of the performance share and restricted stock unit grants would have been above the 60th percentile target due to the Company’s increased stock price compared to May 1, 2005. The 60th percentile of competitive data was used for the targeted grant again in 2007.

In addition to the long-term incentive grants described above, on February 1, 2007, the Committee awarded restricted stock units (“RSUs”) to certain Executive Officers in the amounts set forth below.

Jonathan F. Catherwood	5,372
Jeffrey M. Cava	6,177
Brendan P. Foley, Jr.	3,723
Leon M. McCorkle, Jr.	6,488

These RSUs were awarded on a one-time basis as part of the transition of the Company’s compensation and benefit programs, which are designed to attract and retain executives and other key employees, and to partially offset reductions in various compensation and benefit programs implemented by the Company, including reductions in annual incentive award opportunities, the value of equity compensation awards, the freezing of further contributions under the Company’s qualified Account Balance Pension Plan and reductions in benefits that will accrue beginning in fiscal 2007 under the Company’s supplemental executive retirement plans.

The RSUs were awarded under the Company’s 2003 Stock Incentive Plan (the “2003 Plan”) and are scheduled to vest on May 1, 2009. The RSUs can be settled only in common shares of the Company and include dividend equivalent rights. The vesting date will be accelerated if the Company is involved in certain change-in-control transactions as specified in Section 29.6(C) of the 2003 Plan. Also, the vesting date will be accelerated if the Company is involved in certain change-in-control transactions as specified in Section 29.6(A) or (B) of the 2003 Plan and the grantee is terminated without cause or terminates his employment for good reason after the change-in-control and prior to the vesting date. If a grantee’s employment is terminated for any reason other than death, disability, retirement or in connection with the disposition of one or more restaurants or other assets of the Company (as such terms are defined in the 2003 Plan), any remaining RSUs will be forfeited as of the date of such termination. If a grantee’s employment is terminated by reason of his death, disability, retirement or in connection with the disposition of one or more restaurants or other assets of the Company, all remaining RSUs will vest as of the date of such termination. Dividends on RSUs, payable only as additional common shares, are paid on all RSUs outstanding as of the dividend payment date. The additional shares issued under the terms of the dividend equivalent rights will vest at the same time as the underlying shares.

Retirement and Other Benefits

The Company’s benefits program includes retirement plans and group insurance plans. The objective of the program is to provide Executive Officers with reasonable and competitive levels of protection against the four contingencies (retirement, death, disability and ill health) which could interrupt the Executive Officer’s employment and/or income received as an active employee. Retirement plans, including the supplemental executive retirement plans that cover the Executive Officers, are designed to provide a competitive level of retirement income to Executive Officers and to reward them for continued service with the Company. The retirement program for Executive Officers consists of two tax-qualified plans that cover all full-time management and administrative employees, and the supplemental executive retirement plans. However, the Company has filed to terminate one of the tax-qualified plans, the Company’s Account Balance Pension Plan. Upon termination of that Plan, Executive Officers will only participate in one tax-qualified retirement plan.

As a result of Code Section 409A, contributions to the Supplemental Executive Retirement Plan (“SERP”) were frozen effective December 31, 2004. A new Supplemental Executive Retirement Plan No. 2 (“SERP No. 2”) was adopted effective January 1, 2005 to provide benefits under the same formula until January 1, 2007. Effective January 1, 2007, participation in SERP No. 2 was limited to Officers appointed on or before October 26, 2006 and the annual contribution schedule was reduced to target the average income replacement percentage used by the Company’s peer group. In addition, a new Supplemental Executive Retirement Plan No. 3 was established for Officers appointed after October 26, 2006 containing the same provisions as SERP No. 2, except that the annual contribution will be limited to restoration of benefits lost due to compensation limitations imposed on the Company’s qualified Profit Sharing and Savings Plan under the Code.

Additional information regarding retirement benefits is provided in the Pension Benefits and Nonqualified Deferred Compensation tables and accompanying footnotes (see pages 27 to 29). The group insurance program consists of life, disability and health insurance benefit plans that cover all full-time management and administrative employees and the supplemental long-term disability plan, which covers Executive Officers and other Officers.

Prior to the end of 2006, the Company provided three other types of benefits to Executive Officers and other Officers and key employees. These benefits included use of a Company vehicle, use of Company aircraft for personal travel and an executive health care program. The Company terminated its Company vehicle program on October 1, 2006 for corporate-based Officers. Participants in that program on the termination date received a one-time cash payment equivalent to 18 months’ car allowance.

The Company also changed its policy for personal use of Company aircraft effective October 25, 2006. Under the new policy, executives are no longer permitted to make personal use of Company aircraft, except that family members may accompany an executive on business travel if space permits and any personal flights scheduled as of October 25, 2006 could be taken if the executive paid the Company its cost of owning and operating the aircraft for the flight. No new personal use flights could be scheduled after October 25, 2006. Additional information about personal use of Company aircraft in 2006 and 2007 is described in footnote 4 to the Summary Compensation Table.

How does each element fit into the overall compensation objectives, and affect decisions regarding other elements?

In general, changes to the Company’s compensation policies implemented in 2007 have provided for a more significant emphasis on long-term equity compensation than on current cash compensation for Executive Officers. This pay mix supports their roles in enhancing value to shareholders over the long-term. The variable pay components, at target (annual and long-term incentives), represented more than half of the total pay opportunity, with almost 80% of total compensation at risk for the CEO. Through this mix of pay, non-performance has a significant effect on the amount of compensation realized by Executive Officers.

As explained above, each element of compensation is designed to accomplish specific objectives, with the annual and long-term elements tied to Company and individual performance and the value of stock options tied to increases in the market price for the Company’s common shares. While each element was compared to the market separately, with the target opportunities established for each element on an independent basis, the Committee also evaluated the overall total direct compensation package (base salary, annual incentive and long-term incentive) relative to competitive data. Total direct compensation opportunities at target levels in 2007 were within a range of plus or minus 12% of the 60th percentile of total direct compensation shown in the competitive data, except for Mr. Fitzsimmons, who joined the Company as CFO on April 23 and whose compensation is discussed later in this Compensation Discussion and Analysis. This analysis was used to verify that the overall target opportunities were consistent with the Company’s compensation philosophies and competitive data.

Code Section 162(m) generally limits the ability of a publicly-held corporation, such as the Company, to claim a deduction on its federal income tax return for compensation in excess of $1 million paid for a given fiscal year to the CEO (or person acting in that capacity) at the close of the corporation’s fiscal year and the four most highly compensated officers of the corporation, other than the CEO, at the end of the corporation’s fiscal year, unless the requirements specified in applicable Internal Revenue Service regulations are met. The $1 million compensation deduction limitation does not apply to “performance-based compensation”. The Company believes that compensation paid under the Senior Executive Annual Performance Plan, its stock option plans, the performance shares awarded to Mrs. Anderson under the 2003 Stock Incentive Plan and options or performance units awarded under the 2007 Stock Incentive Plan, qualifies as “performance-based compensation” for purposes of Section 162(m).

The Company accounts for equity awards in accordance with Statement of Financial Accounting Standards No. 123R and the accounting treatment of the various types of compensation awarded to Executive Officers and other employees is one factor considered by the Committee in making compensation decisions.

Compensation Decisions Regarding CFO

Mr. Fitzsimmons joined the Company as CFO on April 23, 2007. Prior to joining the Company, Mr. Fitzsimmons had been Senior Vice President and Treasurer of Wal-Mart Stores, Inc. Compensation terms offered to Mr. Fitzsimmons resulted from arms-length discussions and were approved in advance by the Committee. Those terms reflect Mr. Fitzsimmons’ considerable background and experience and that he was considering employment with other companies not in the restaurant industry at the time he agreed to join the Company. The annualized base salary established for Mr. Fitzsimmons was approximately 8% above the 50th percentile of general industry data.

The annual incentive opportunity for 2007 and long-term incentive awarded to Mr. Fitzsimmons were generally made consistent with the considerations described above. In addition, the Company agreed to pay Mr. Fitzsimmons a minimum bonus of $130,000 for fiscal 2007; a signing bonus of $200,000, with 50% paid within 30 days of April 23, 2007, and 50% paid on or about May 1, 2008; and an award of restricted stock units valued at $250,000, which will all vest after three years. If he were to leave the Company voluntarily prior to May 1, 2010, he would forfeit the award of restricted stock units.

Executive Agreements

Change in Control Agreements

The Company has previously entered into agreements with each of the Executive Officers that provide for benefits to the executive if terminated without cause after a change in control of the Company, or by the Executive Officer for good reason. The form of these agreements was approved by the Board of Directors in 1999 and was consistent with competitive practice at that time. These agreements cannot be amended or modified except with the approval of the Executive Officer. These agreements would only result in severance benefits after a change in control if the executive is terminated within five years after such an event, for benefits other than unvested equity awards. Unvested equity awards (stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares or performance units) will vest immediately upon a change in control, consistent with the provisions of the Company’s existing equity compensation plans. The agreements are described more fully beginning on page 30.

These agreements are intended to assure the Company that it will have the continued dedication, undivided loyalty, and objective advice and counsel from these key executives in the event of a proposed transaction, or the threat of a transaction, which could result in a change in control of the Company.

In 2007, at the recommendation of the Committee, the Board of Directors approved a revised form of agreement that would provide for benefits to executives terminated without cause after a change in control of the Company, or by the executive for good reason. The revised form of agreement contains the same terms as the agreements described on pages 30 and 31, except that (i) the employment term is shortened to three years from five years; (ii) the Company’s obligation to pay any excise tax due under Code Section 4999 or any similar tax is deleted; (iii) the amount payable under the revised agreement will be reduced to the extent that such reduction results in a larger payment to the employee net of any excise tax due under Code Section 4999; and (iv) any unvested stock options, stock appreciation rights, restricted stock units, performance shares or performance units will only vest, and any restrictions on restricted stock will only lapse, if the executive is terminated without cause by the Company or the executive terminates for good reason within the revised employment term, unless the change in control occurs as a result of certain mergers, consolidations, reorganizations, liquidations, dissolutions or a sale or other disposition of substantially all of the assets of the Company, in which case such unvested equity will vest, and any restrictions on restricted stock will lapse, upon the change in control.

The Board of Directors also authorized the Committee to determine whether and when the revised form of agreement will be offered to Executive Officers and other Officers. Previously, the Executive and Finance Committee had been authorized to make that determination. The Company does not expect to offer the previous form of agreement to any Executive Officers or other Officers in the future. The revised form of agreement was executed with the CFO in connection with his hiring in 2007.

Employment Agreement with CEO

On January 22, 2007, the Company entered into an employment agreement with Mrs. Anderson. The employment agreement became effective as of November 10, 2006, the day after the Company announced her appointment as CEO and President, and has a three year term, with an automatic renewal of successive one-year periods (unless either party gives notice of intent not to renew at least 120 days prior to the term of employment then in effect). The employment agreement provides for an initial annual base salary of $950,000, which may be increased from time to time at the discretion of the Board of Directors or the Committee.

The agreement provides also for an annual cash bonus payout opportunity based on performance targets, both of which will be established by the Committee. For fiscal 2007 and years thereafter, Mrs. Anderson’s annual target bonus will, at a minimum, be set at 100% of her base salary then in effect and she will also be eligible for threshold and maximum bonus amounts as established by the Committee. The agreement provides also for an annual award, commencing in 2007, of equity-based compensation having an aggregate value of 285% of the base salary as of the grant date; however, Mrs. Anderson’s eligibility for and the amount of those grants are subject to the Company’s compensation policy for senior executives, as determined by the Board of Directors or the Committee from time to time. During the term of the employment agreement, Mrs. Anderson will also be entitled to participate in the Company’s executive employee benefit plans and programs.

If the Company terminates Mrs. Anderson’s employment for “cause” (as defined in the employment agreement), she will only be entitled to any accrued, but unpaid, obligations. If Mrs. Anderson is terminated without cause or resigns for “good reason” (as defined in the employment agreement), she will be entitled to (i) all accrued, but unpaid, obligations, (ii) a pro-rata portion of the target bonus of the year in which the termination occurs, (iii) one year’s base salary plus payment of the target bonus opportunity for the one-year period following termination, (iv) any stock options or stock appreciation rights that would have otherwise vested within 12 months of the termination, and (v) continuation of employee benefits for one year following the termination event. If Mrs. Anderson dies or becomes disabled during the term of the agreement, her employment will terminate and she (or her estate as the case may be) will be entitled to (a) all amounts earned or accrued and not previously paid, (b) a pro-rata portion of the target bonus of the year in which the termination occurs, (c) the immediate vesting of all unvested stock option, restricted stock and restricted stock unit awards, and (d) continuation of employee benefits for one year following the termination event. Mrs. Anderson has also agreed to certain non-competition provisions during the term of the employment agreement and for up to 18 months thereafter, depending on the manner of termination.

The Company paid $25,000 of legal costs incurred by Mrs. Anderson in connection with the employment agreement.

Severance Policy

The Company also has a severance policy that is applicable to Officers generally, including Executive Officers. Under that policy, which is subject to review and amendment by the Company from time to time, an Officer whose employment is terminated by the Company as a result of a reduction in force, position elimination or a failure to keep pace with the strategic demands of his or her position and who executes a release in the form requested by the Company is generally entitled to continue to receive two weeks of salary continuation, and continued participation in other benefit plans, for each year of service, with a minimum of 39 weeks for Vice President level officers and 52 weeks for officers of the Senior Vice President level or higher. However, “specified employees” under Code Section 409A will receive their severance payment before March 15 of the year following the year in which the termination occurs.

Stock Ownership Guidelines

The Company has stock ownership guidelines covering all Executive Officers. The guideline for Executive Officers named in the Summary Compensation Table is three times base salary. The guideline for other Officers is 100% of base salary. The time frame to reach the stated guideline amount is April 2009. Officers hired or promoted after April, 2005 have four years from the date of hire or promotion, or from the date they are first named in the Summary Compensation Table (if applicable), to reach the stated guideline amount.

Shares counted toward achievement of these ownership objectives include shares directly or indirectly owned by the executive officer (whether certificated or in “street name”), vested stock options, shares of the Company held in the Company’s Profit Sharing and Savings Plan and shares of the Company held in the Company’s Deferred Compensation Plan. The value of vested stock options is determined by computing the difference between the previous year’s average stock price and the grant price of vested, unexercised stock options. The value of shares owned is determined by computing average stock price during the previous year times the number of shares owned.

Roles of Executive Officers in Determining Compensation

Certain Executive Officers have roles in the compensation process, as follows:

•	The CEO generally makes recommendations to the Committee regarding salary increases for other Executive Officers during the regular merit increase process.

•	In addition, the CEO provides her perspective on recommendations provided by the consulting firm hired by the Committee regarding compensation program design issues.
•

Other Executive Officers, at the request of the Committee, work with the outside consultant hired by the Committee, to provide data about past practices, awards, costs and participation in various plans, as well as information about the Company’s annual and longer-term goals. When requested by the Committee, selected Executive Officers may also review consultant recommendations on plan design and structure and provide a perspective to the Committee on how these recommendations may affect recruitment, retention and motivation of Company employees.

What is the Company’s policy regarding the timing of stock option awards?

The annual award date for stock option awards is May 1, a date that customarily falls shortly after the Company’s regularly-scheduled Board and Committee meetings in the second quarter and the announcement of first quarter financial results. Using the same award date each year also eases administration of the equity compensation program. The award date is a date determined by the Committee.

Under the terms of the Company’s various equity compensation plans (including the 2007 Stock Incentive Plan), only the Committee can make equity awards to Executive Officers. That authority has not been delegated to any Executive Officer or other employee of the Company.

2008 Compensation Decisions

The Committee has established annual performance goals for 2008. The threshold, target and maximum earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net income annual performance levels established for 2008 are set forth below. Actual performance will be determined by disregarding the impact of (i) discontinued operations, (ii) severance costs or other charges incurred in connection with the Company’s initiative to reduce its overhead as part of an organizational restructuring of the Company, and related costs of outside consultants and advisors, (iii) costs associated with the termination of the Company’s qualified pension plans, (iv) new accounting standards or interpretations issued in 2008, (v) costs related to operations and decisions of the Special Committee including costs of outside consultants and advisors and other expenses incurred to implement or resulting from decisions of the Special Committee, (vi) gains, losses, costs or charges resulting from changes approved by the Board of Directors to the franchisee remodel program from the program used for the 2008 budget as discussed at the January 31, 2008 Board meeting, (vii) gains, losses, costs or charges resulting from refranchising company restaurants other than the refranchising assumed for the 2008 budget as discussed at the January 31, 2008 Board meeting, and (viii) gains, losses, costs or charges resulting from any capital restructuring the Company may implement in 2008, including without limitation an asset securitization or sale/leaseback transaction (irrespective of whether such restructuring or transaction occurs as a result of decisions of the Special Committee).

Level	EBITDA	Net Income
Threshold	$285,000,000	$89,000,000
Target	$335,000,000	$120,000,000
Maximum	$400,000,000	$159,400,000

Recognizing the difficulties associated with establishing a three year performance cycle while the Company was entering into a definitive merger agreement with Triarc Companies, Inc., for 2008 the Committee granted stock options for the full target opportunity and did not grant any long-term performance units. Individual performance impacted the size of each participant’s grant. The stock options awarded in 2008 have a seven year term and three year ratable vesting. Vesting of these options will not accelerate as a result of the consummation of the definitive agreement.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis (“CD&A”) with management and, based on such review and discussion, recommended to the Board that the CD&A be included in the Company’s Form 10-K (as amended by this Form 10-K/A).

Respectfully submitted, Compensation Committee James F. Millar, Chair Ann B. Crane Janet Hill William E. Kirwan Jerry W. Levin J. Randolph Lewis Peter H. Rothschild

COMPENSATION TABLES AND OTHER INFORMATION

The following table summarizes compensation awarded or paid to, or earned by, each of the named Executive Officers during the Company’s last fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Kerrii B. Anderson, Chief Executive Officer and President (5)	2007 2006	950,000 620,058	0 0	1,610,360 1,439,070	(6) (7)	264,529 0	(6)	375,250 1,998,750	4,876 6,846	67,897 109,589	3,272,912 4,174,313

David J. Near, Chief Operations Officer (8)	2007 2006	527,347 336,543	0 165,000	315,473 219,098	(6) (9)	84,183 0	(6)	259,398 194,719	563 0	13,554 92,048	1,200,518 1,007,408

Leon M. McCorkle, Jr., Executive Vice President, General Counsel and Secretary	2007 2006	395,000 371,400	15,000 0	510,387 239,896	(6) (10)	100,938 0	(6)	162,084 598,000	4,738 7,403	58,263 133,235	1,246,410 1,349,934

Jeffrey M. Cava, Executive Vice President, Human Resources, Administration and Bakery	2007 2006	401,000 388,600	0 0	361,189 215,897	(6) (10)	39,043 0	(6)	167,343 598,000	2,516 4,205	44,806 95,929	1,015,897 1,302,631

Joseph J. Fitzsimmons Executive Vice President and Chief Financial Officer (11)	2007	360,126	100,000	129,274	(6)(12)	64,774	(6)	234,020	0	41,898	930,092

Brendan P. Foley, Jr., Senior Vice President, General Controller and Assistant Secretary	2007 2006	227,346 194,140	25,000 0	154,140 77,304	(6) (10)	13,567 0	(6)	64,975 169,000	2,674 4,000	18,906 42,143	506,608 486,587

Ian B. Rowden Former Executive Vice President and Chief Marketing Officer (13)	2007 2006	384,248 371,893	30,000 0	0 174,378	(10)	0 0		163,144 220,000	1,035 3,568	1,351,931 68,023	1,930,358 837,862
(1)	The value of stock and option awards shown in this column include all amounts expensed in the Company’s financial statements in 2007 and 2006 for equity awards pursuant to SFAS 123R, and includes awards made in prior years. The Company’s accounting treatment for equity awards is set forth in Notes 1 and 6 to the Company’s 2007 consolidated financial statements.

(2)	No earnings were paid on non-equity incentive plan compensation earned during 2007 or 2006.

(3)	These amounts represent the aggregate change in the actuarial present value of each named Executive Officer’s accumulated benefit under the Company’s Account Balance Pension Plan (which was frozen as of the end of 2006) from the pension plan measurement date used for financial statement reporting purposes from the end of the prior year to the end of the stated year. No named Executive Officer participates in any other qualified or non-qualified defined benefit plan sponsored by the Company. This column also includes earnings on the Company’s supplemental executive retirement plan and Deferred Compensation Plan balances to the extent that such earnings were above 120% of the applicable federal long-term rate at the time the plan rate was set (5.70% for 2007 earnings and 5.72% for 2006 earnings). No above-market or preferential earnings on nonqualified deferred compensation plans were paid or credited in 2006.

(4)	The amounts shown in this column are comprised of the items set forth in the following tables:

2007

	Supplemental Long-Term Disability Premiums	Personal Use of Company Aircraft	Non-Cash Awards	Other Payments	Employer Contribution to the Company’s Profit Sharing and Savings Plan	SERP Allocation
Mrs. Anderson	$2,666	$0	$59	$25,000	$9,649	$30,523
Mr. Near	$1,754	$0	$59	$0	$9,649	$2,092
Mr. McCorkle	$3,205	$0	$59	$0	$9,649	$45,350
Mr. Cava	$3,418	$0	$59	$0	$9,649	$31,680
Mr. Fitzsimmons	$1,800	$0	$159	$39,939	$0	$0
Mr. Foley	$1,845	$0	$59	$0	$9,649	$7,353
Mr. Rowden	$3,232	$0	$59	$1,339,640	$9,000	$0

2006

	Company Car/ Car Allowance	Supplemental Long-Term Disability Premiums	Personal Use of Company Aircraft	Non-Cash Awards	Other Payments	Employer Contribution to the Company’s Profit Sharing and Savings Plan	SERP Allocation
Mrs. Anderson	$34,860	$2,666	$28,905	$47	$0	$8,800	$34,311
Mr. Near	$29,592	$641	$4,290	$47	$57,478	$0	$0
Mr. McCorkle	$32,746	$3,205	$0	$64	$0	$8,800	$88,420
Mr. Cava	$32,746	$3,418	$0	$47	$0	$8,800	$50,918
Mr. Foley	$30,115	$1,845	$0	$47	$0	$8,800	$1,336
Mr. Rowden	$32,882	$3,232	$0	$47	$0	$8,800	$23,062

The values for Personal Use of Company Aircraft were determined on the basis of aggregate incremental cost to the Company. Incremental cost for aircraft use was calculated based on average variable operating cost per flight hour multiplied by flight hours for each named Executive Officer. The average variable operating cost per hour was calculated based on aggregate variable costs for each year, including fuel, engine reserves (engine reserves are an accrued expense for future maintenance on aircraft engines), repair and maintenance costs, travel expenses for flight crew and temporary pilot costs, hangar and parking ramp fees, landing fees, catering and miscellaneous handling charges, divided by aggregate hours flown. Fixed costs, such as flight crew salaries, wages and other employment costs, training, depreciation, hangar rent, utilities, insurance and taxes, are not included in incremental cost since these expenses are incurred by the Company irrespective of personal use of aircraft. The Company changed its policy for personal use of Company aircraft effective October 25, 2006. Under the new policy, executives are no longer permitted to make personal use of Company aircraft, except that family members may accompany an executive on business travel as space permits and any personal flights scheduled as of October 25, 2006 could be taken if the Executive paid the Company its cost of owning and operating the aircraft for the flight.

The Company terminated its Company vehicle program on October 1, 2006 for corporate-based Officers. Participants in that program on the termination date received a one-time cash payment equivalent to 18 months’ car allowance.

The Other Payments column also includes $57,478 and $39,939 in relocation expenses paid to Mr. Near in 2006 and Mr. Fitzsimmons in 2007, respectively, and $25,000 of legal costs incurred by Mrs. Anderson and paid by the Company in connection with the execution of her employment agreement in 2007. Amount shown for Mr. Rowden includes all amounts paid or accrued under the terms of a settlement agreement entered into in connection with his termination of employment with the Company.

(5)	Mrs. Anderson was Executive Vice President and Chief Financial Officer of the Company until April 17, 2006, at which time she was appointed interim Chief Executive Officer and President. She was appointed Chief Executive Officer and President on November 9, 2006.

(6)	Beginning in 2007, the Committee awarded stock option grants and long-term performance unit awards under the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), each representing half of the total target opportunity. Individual performance also impacted the size of the equity grants that each participant received beginning in 2007. Awards granted in 2007 are explained in more detail beginning on page 13 of the Compensation Discussion and Analysis Section of this Form 10-K/A.

In addition to the long-term incentive grants described above, on February 1, 2007, the Committee awarded restricted stock units (“RSUs”) to certain Executive Officers in the amounts set forth below.

Mr. Cava	6,177
Mr. Foley	3,723
Mr. McCorkle	6,488

The terms of these awards are described on page 14 of the Compensation Discussion and Analysis Section of this Form 10-K/A.

(7)	On March 17, 2006, the Compensation Committee (the “Committee”) of the Company’s Board of Directors awarded performance shares under the Company’s 2003 Stock Incentive Plan (the “2003 Plan”) to Mrs. Anderson, who at the time was Executive Vice President and Chief Financial Officer. Mrs. Anderson was awarded 16,210 performance shares. This converted to 33,574 performance shares following the spin-off of Tim Hortons Inc.

The number of shares of the Company’s common stock (the “Earned Performance Shares”) issued to Mrs. Anderson in settlement of the performance shares was 40,288 and was determined by multiplying the stated number of performance shares awarded by the performance multiplier (based on actual reported net income for fiscal 2006 determined in accordance with an established formula).

25% of the Earned Performance Shares will vest on May 1, 2008 and an additional 25% of the Earned Performance Shares will vest on May 1 of each of the next three years. The vesting dates applicable to any unvested Earned Performance Shares would be accelerated if the Company is involved in certain change in control transactions as specified in the 2003 Plan. If Mrs. Anderson’s employment is terminated for any reason other than death, disability or retirement, any remaining Earned Performance Shares will be forfeited as of the date of such termination. If Mrs. Anderson’s employment is terminated by reason of her death, disability or retirement, all remaining Earned Performance Shares will vest as of the date of such termination.

On May 1, 2007, Mrs. Anderson was issued dividend equivalent rights in respect of the Earned Performance Shares. The dividend equivalent rights provide that any dividends or distributions that are paid or made with respect to the Earned Performance Shares will be converted into additional Earned Performance Shares based on the fair market value of the Company’s common shares on the date such dividend or distribution is made (provided that no fractional shares will be issued), and the additional Earned Performance Shares thus acquired will be subject to the same restrictions on transfer, risk of forfeiture and vesting schedule as the Earned Performance Shares initially granted.

Neither the performance shares nor the Earned Performance Shares will have voting rights.

On May 1, 2006, Mrs. Anderson received an award of 16,234 RSUs for her service as interim Chief Executive Officer and President of the Company. This award converted to 33,624 RSUs following the spin-off of Tim Hortons Inc. The RSUs can be settled only in common shares of the Company and include dividend equivalent rights. For Mrs. Anderson, 25% of the RSUs vested on May 1, 2007 and an additional 25% of the RSUs will vest on May 1 of each of the next three years. The vesting dates would be accelerated if the Company is involved in certain change in control transactions as specified in the 2003 Plan. Dividends on RSUs, payable only as additional RSUs, are credited on all RSUs outstanding as of the dividend payment date. The additional RSUs issued under the terms of the dividend equivalent rights will vest at the same time as the underlying RSUs.

On May 1, 2006, Mrs. Anderson was issued 30,600 restricted shares in settlement of 34,000 performance shares she had been granted on March 23, 2005. The number of restricted shares that were issued was determined based on the Company’s earnings per share in 2005 and the Company’s three-year average total shareholder return through fiscal 2005 relative to the Standard & Poor’s 500 Index. The restrictions lapsed with respect to 25% of such restricted shares on May 1, 2007. Restrictions will lapse on an additional 25% of such restricted shares on each successive May 1. The vesting dates applicable to any unvested restricted shares would be accelerated if the Company is involved in certain change in control transactions as described in the award. If Mrs. Anderson dies, retires or becomes disabled, the restrictions will lapse as to all remaining restricted shares. Dividends on restricted shares, payable only as additional restricted shares, are paid on all restricted shares outstanding as of the dividend payment date. The restrictions on additional shares issued under the dividend reinvestment provision lapse at the same time as the underlying shares.

(8)	Mr. Near joined the Company as Chief Operations Officer on May 1, 2006.

(9)	In connection with his commencement of employment, the Committee awarded Mr. Near 10,146 performance shares and related dividend equivalent rights under the 2003 Plan.

Since the Company reported positive earnings, before interest and taxes, by the Wendy’s brand for the last half of its 2006 fiscal year, upon the satisfaction of the service vesting condition described below, the number of Earned Performance Shares issued to Mr. Near in settlement of the performance shares was 21,014 and was determined by multiplying the stated number of performance shares (excluding any performance shares credited pursuant to dividend equivalent rights) by the performance multiplier based on actual reported earnings, before interest and taxes, by the Wendy’s brand for the last half of fiscal 2006 determined in accordance with an established formula. The number of performance shares awarded to Mr. Near had been adjusted due to the spin-off of Tim Hortons Inc. on September 29, 2006. The fair market value of the performance shares (calculated as though the fair market value of a performance share was equal to the fair market value of a common share of the Company) immediately prior to the spin-off was equal to the fair market value of the performance shares (calculated in the same manner) immediately after the spin-off.

25% of the Earned Performance Shares vested on May 1, 2007 and an additional 25% of the Earned Performance Shares will vest on May 1 of each of the next three years. The vesting dates applicable to any unvested performance shares and Earned Performance Shares would be accelerated if the Company is involved in certain change-in-control transactions as specified in the Plan. If Mr. Near’s employment is terminated for any reason other than death, disability or retirement, any remaining performance shares and Earned Performance Shares will be forfeited as of the date of such termination. If Mr. Near’s employment is terminated by reason of his death, disability or retirement, all remaining performance shares and Earned Performance Shares will vest as of the date of such termination.

Mr. Near was also issued dividend equivalent rights in respect of the performance shares and Earned Performance Shares. The dividend equivalent rights provide that any dividends or distributions that would have been paid or made with respect to the performance shares and Earned Performance Shares will be converted into additional performance shares and Earned Performance Shares based on the fair market value of the Company’s common shares on the date such dividend or distribution is made (provided that no fractional shares will be issued), the additional performance shares and Earned Performance Shares thus acquired will be subject to the same restrictions on transfer, risk of forfeiture and vesting schedule as the Earned Performance Shares initially granted.

Neither the performance shares nor the Earned Performance Shares will have voting rights.

(10)	On May 1, 2006, each of Messrs. McCorkle, Cava and Rowden were awarded 3,266 RSUs and Mr. Foley was awarded 2,072 RSUs under the 2003 Plan. These awards converted to 6,764 RSUs and 4,291 RSUs, respectively, following the spin-off of Tim Hortons Inc. 25% of the RSUs awarded vested on May 1, 2007. An additional 25% vests on each successive May 1. Vesting would be accelerated if the Company is involved in certain change in control transactions as specified in the Company’s 2003 Stock Incentive Plan. If the Executive Officer’s employment is terminated for any reason other than death, disability or retirement, any remaining RSUs will be forfeited as of the date of such termination. If the Executive Officer’s employment is terminated by reason of his death, disability or retirement, the remaining RSUs would be vested as of the date of such termination. The RSUs include dividend equivalent rights. Dividends on RSUs are payable only as additional RSUs and are credited on RSUs outstanding as of the dividend payment date. The additional RSUs issued under the terms of the dividend equivalent rights will vest at the same time as the underlying RSUs.

(11)	Mr. Fitzsimmons joined the Company as Executive Vice President and Chief Financial Officer on April 23, 2007.

(12)	In connection with his commencement of employment, the Committee awarded Mr. Fitzsimmons 6,643 RSUs under the 2007 Plan. The RSUs will vest on May 1, 2010. Vesting would be accelerated if the Company is involved in certain change in control transactions as specified in the 2007 Plan. If Mr. Fitzsimmons’ employment is terminated for any reason other than death, disability or retirement, any remaining RSUs will be forfeited as of the date of such termination. If his employment is terminated by reason of death, disability or retirement, the remaining RSUs would be vested as of the date of such termination. The RSUs include dividend equivalent rights. Dividends on RSUs are payable only as additional RSUs and are credited on RSUs outstanding as of the dividend payment date. The additional RSUs issued under the terms of the dividend equivalent rights will vest at the same time as the underlying RSUs.

(13)	Mr. Rowden was Executive Vice President and Chief Marketing Officer until December 5, 2007.

The following table summarizes grants of plan-based awards made to each of the named Executive Officers during the Company’s last fiscal year.

GRANTS OF PLAN-BASED AWARDS

		Date of Compensation Committee Action	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh) (5)	Closing Market Price on Date of Grant ($)	Grant Date Fair Value of Stock and Option Awards ($)(6)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Kerrii B. Anderson	2/1/07	2/1/07	285,000	950,000	1,425,000
	2/26/07	2/26/07				6,014	40,096	60,144			33.23	33.33	1,332,390
	5/1/07	4/25/07								127,707	37.63	37.59	1,179,042

David J. Near.	2/1/07	2/1/07	105,000	350,000	525,000
	5/1/07	4/25/07				1,690	11,267	16,900			37.63	37.59	423,977
	5/1/07	4/25/07								40,641	37.63	37.59	375,214

Leon M. McCorkle, Jr.	2/1/07	2/1/07	67,500	225,000	337,500
	2/1/07	2/1/07							6,488		33.79	33.84	219,230
	5/1/07	4/25/07				909	6,062	9,093			37.63	37.59	228,113
	5/1/07	4/25/07								21,866	37.63	37.59	201,876

Jeffrey M. Cava	2/1/07	2/1/07	70,380	234,600	351,900
	2/1/07	2/1/07							6,177		33.79	33.84	208,721
	5/1/07	4/25/07				783	5,225	7,837			37.63	37.59	196,617
	5/1/07	4/25/07								18,849	37.63	37.59	174,022

Joseph J. Fitzsimmons	4/25/07	4/25/07	101,790	339,300	508,950
	5/1/07	4/25/07							6,643		37.63	37.59	249,976
	5/1/07	4/25/07				1,300	8,669	13,003			37.63	37.59	326,214
	5/1/07	4/25/07								31,271	37.63	37.59	288,706

Brendan P. Foley, Jr.	2/1/07	2/1/07	24,000	80,000	120,000
	2/1/07	2/1/07							3,723		33.79	33.84	125,800
	5/1/07	4/25/07				272	1,816	2,724			37.63	37.59	68,336
	5/1/07	4/25/07								6,550	37.63	37.59	60,472

Ian B. Rowden	2/1/07	2/1/07	67,860	226,200	339,300
	5/1/07	4/25/07				1,033	6,892	10,338			37.63	37.59	259,346
	5/1/07	4/25/07								24,859	37.63	37.59	229,508
(1)	The Company has two bonus plans which apply to Executive Officers, the Senior Executive Annual Performance Plan (the “Senior Executive Plan”) and the Executive Annual Performance Plan (the “Executive Plan”). The Committee designated Mrs. Anderson as the participant in the Senior Executive Plan for fiscal 2007. In addition, the Committee determined that the incentive award opportunities to Mrs. Anderson under the Senior Executive Plan would be based on the extent to which the Company met or exceeded specified EBITDA and net income goals for fiscal 2007, and that the actual performance would be determined by disregarding the impact of (i) discontinued operations, (ii) severance costs or other charges incurred in connection with the Company’s initiative to reduce its overhead as part of an organization restructuring of the Company, and related costs of outside consultants and advisors, (iii) costs associated with the termination of the Company’s qualified pension plans, or (iv) new accounting standards or interpretations issued in 2007.

Under the Executive Plan, the Committee establishes performance objectives and the Chief Executive Officer determines the participants, the individual award opportunities for those participants, and the allocation of performance objectives between overall corporate results and business unit results in consultation with the Committee. The Committee determined that the incentive award opportunities to participants under the Executive Plan would be based on the extent to which the Company met or exceeded specified EBITDA and net income goals for fiscal 2007, subject to the same adjustments as described above for the Senior Executive Plan, except that in addition costs related to operations and decisions of the Special Committee of the Company’s Board of Directors, including costs of outside consultants and advisors and other expenses incurred to implement or resulting from decisions of the Special Committee, were excluded. Individual performance could increase or decrease the bonus amount by up to 20%. Each of the named Executive Officers, other than Mrs. Anderson, was a participant under the Executive Plan for fiscal 2007. The estimated payments provided under these plans reflect each participant’s then-current salary, prior to any base salary adjustments. Actual payments provided under the plans were computed based on each participant’s year-end base salary.

(2)	Amounts shown in these columns show the number of common shares that would be earned if the Company achieves stated EBITDA and return on average net working asset targets for the cumulative period of fiscal 2007 through the end of fiscal 2009. The performance objectives of these performance awards are described in the Compensation Discussion and Analysis Section of this Form 10-K/A on page 13. Except for Mrs. Anderson, individual performance also impacted the size of the equity grants that each participant received beginning in 2007.
(3)	Amounts shown in this column are the number of RSUs awarded to each named Executive Officer. The material terms of these awards are described in footnotes 6 and 12 of the Summary Compensation Table.
(4)	Stock options awarded in 2007 have a seven year term and three year ratable vesting. The exercise price was 100% of the fair market value of the Company’s common shares on the date of grant.
(5)	The exercise price of stock options is the mean of the high and low prices at which common shares of the Company traded on the New York Stock Exchange on the date of grant.
(6)	The value of stock and option awards granted in 2007 is based on the grant date fair value computed in accordance with SFAS 123R as set forth in Notes 1 and 6 to the Company’s 2007 consolidated financial statements.

The following table provides information about outstanding equity awards at fiscal year-end for each of the named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END(1)

	Options Awards				Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)(2)	Number of Securities Underlying Unexercised Options Unexercisable (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kerrii B. Anderson	182,270		18.28	4/28/12	111,924	2,911,143	40,096	1,042,897
	149,130		13.51	4/22/13
		127,707	37.63	4/30/14
					60,458	2,275,639			THI RSAs

David J. Near	0	40,641	37.63	4/30/14	16,132	419,593	11,267	293,055

Leon M. McCorkle, Jr.	0	21,866	37.63	4/30/14	18,513	481,523	6,062	157,673
					8,985	338,195			THI RSAs

Jeffrey M. Cava	0	18,849	37.63	4/30/14	18,197	473,304	5,225	135,902
					8,985	338,195			THI RSAs

Joseph J. Fitzsimmons	0	31,271	37.63	4/30/14	6,719	174,761	8,669	225,481

Brendan P. Foley, Jr.	0	6,550	37.63	4/30/14	11,019	286,604	1,816	47,234
					984	37,038			THI RSAs

Ian B. Rowden	0	0	0	0	0	0	0	0

(1)	All year-end dollar values were computed based on the fiscal year-end closing price of $26.01 for Wendy’s and $37.64 for Tim Hortons Inc. (THI).
(2)	All outstanding stock options other than those that expire on April 30, 2014 are currently exercisable and have been adjusted to reflect the impact of the spin-off of Tim Hortons Inc. 33 1/3% of the outstanding stock options that expire on April 30, 2014 vest on each of the first three anniversaries of May 1, 2007.
(3)	Included in this column are restricted shares and RSUs awarded in 2004, 2005, 2006 and 2007, and additional shares issued or accrued under dividend equivalent rights. Amounts awarded before September 29, 2006 have been adjusted to reflect the impact of the spin-off of Tim Hortons Inc. Also included in this column are unvested Tim Hortons Inc. shares distributed on the underlying restricted shares in connection with the spin-off on September 29, 2006. The Tim Hortons Inc. shares remain subject to the same restrictions and vesting schedule as that of the underlying restricted shares.

The following table shows the number of restricted shares and RSUs that vest on each specified date for each named Executive Officer:

	Vesting Date	Number of WEN Shares Vesting	Number of THI Shares Vesting
Mrs. Anderson	4/22/08	4,329	5,766
	5/1/08	35,400	22,136
	5/1/09	35,403	22,137
	5/1/10	26,604	10,419
	5/1/11	10,188	0

Mr. Near	5/1/08	5,377	0
	5/1/09	5,377	0
	5/1/10	5,378	0

Mr. McCorkle	4/22/08	2,346	3,125
	5/1/08	3,929	2,930
	5/1/09	10,509	2,930
	5/1/10	1,729	0

Mr. Cava	4/22/08	2,346	3,125
	5/1/08	3,929	2,930
	5/1/09	10,193	2,930
	5/1/10	1,729	0

Mr. Fitzsimmons	5/1/10	6,719	0

Mr. Foley	2/3/08	124	166
	4/22/08	488	651
	5/1/08	2,704	0
	2/3/09	125	167
	5/1/09	6,481	0
	5/1/10	1,097	0

Mr. Rowden	N/A	0	0
(4)	Included in this column are target performance units awarded in 2007. The terms of vesting for these units are described in the Compensation Discussion and Analysis Section of this Form 10-K/A on page 13.

The following table summarizes options exercised and stock awards that vested during the last completed fiscal year. All amounts listed are for Company options or other equity awards except as specifically stated.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Kerrii B. Anderson	0	0	29,207	1,079,029
			THI 27,901	890,010
David J. Near	0	0	5,310	199,815
Leon M. McCorkle, Jr.	0	0	6,202	222,528
			THI 6,052	194,484
Jeffrey M. Cava	0	0	6,202	222,528
			THI 6,052	194,484
Joseph J. Fitzsimmons	0	0	0	0
Brendan P. Foley, Jr.	0	0	3,277	120,514
			THI 814	26,251
Ian B. Rowden	0	0	7,492	276,266
			THI 1,728	53,984

The following table summarizes information about pension benefits accrued under the Company’s defined benefit retirement plans.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Kerrii B. Anderson	Wendy’s International, Inc. Pension Plan	6	27,104	0
David J. Near	Wendy’s International, Inc. Pension Plan	1	0	0
Leon M. McCorkle, Jr.	Wendy’s International, Inc. Pension Plan	9	45,898	0
Jeffrey M. Cava	Wendy’s International, Inc. Pension Plan	4	12,599	0
Joseph J. Fitzsimmons	Wendy’s International, Inc. Pension Plan	0	0	0
Brendan P. Foley, Jr.	Wendy’s International, Inc. Pension Plan	4	11,901	0
Ian B. Rowden	Wendy’s International, Inc. Pension Plan	2	4,603	0
(1)	The amounts shown in this column are based on the same assumptions used in the preparation of the Company’s 2007 consolidated financial statements, which are described in Notes 1 and 13 to the Company’s 2007 consolidated financial statements.

The Company’s Pension Plan is a frozen cash balance, qualified retirement plan. The Company is in the process of terminating the Pension Plan. Under the Pension Plan as in effect from January 1, 2001 until it was frozen, each participant was credited with a basic benefit determined by years of service. The Company contribution was 1.5% of current compensation for participants with less than 5 years of service, 2.0% of current compensation for participants with at least five years but less than 10 years of service, and 2.5% of current compensation for participants with 10 or more years of service, with compensation limited to the maximum permitted under the Code. As of the end of the Company’s fiscal 2006, the Pension Plan was frozen and no further contributions will be made or years of service credited. All accounts were credited with interest at an annual rate equal to the greater of 5% or the average of the one-year Constant Maturity Treasury Rates for each of the 12 months ending with the month of November, plus 1%. For 2007, accounts were credited with interest at the annual rate of 5.89%.

The Company grants employees of acquired entities with up to one year of service when determining their eligibility to enter the Pension Plan; however, the Company does not grant extra years of service for benefits or vesting in any situation. In connection with the termination of the Pension Plan, the Company amended the Pension Plan effective March 31, 2007 and vested the benefits of all active participants as of such date and participants who had terminated employment with unvested Pension Plan benefits within 12 months prior to such date.

After termination of employment, a participant may elect to receive payment of vested benefits in a lump sum or annuity. There are no special, early retirement adjustment factors available for participants who begin to receive their benefits before age 65, the Pension Plan’s normal retirement age.

The following table describes benefits accrued under the Company’s supplemental executive retirement plans and its Deferred Compensation Plan.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Kerrii B. Anderson	0	30,523	25,689	0	492,352
David J. Near	7,586	2,092	1,721	0	27,919
Leon M. McCorkle, Jr.	0	45,350	52,839	0	995,290
Jeffrey M. Cava	0	31,680	6,367	0	146,140
Joseph J. Fitzsimmons	85,030	0	(1,368)	0	83,662
Brendan P. Foley, Jr.	0	7,353	338	0	13,423
Ian B. Rowden	0	0	0	0	0
(1)	Amounts shown in this column reflect amounts that were reported as compensation in the Summary Compensation Table under the “Salary” column for 2007 and the “Non-Equity Incentive Plan Compensation” column for 2006. For Mr. Near, this represents the deferral of a portion of his annual incentive award for 2006 that was deferred in 2007. Mr. Near’s “Aggregate Balance at Last FYE” (consisting of 2006 deferrals and earnings) would have been reported for 2006 if he had been a named executive officer for that year. For Mr. Fitzsimmons, this represents the deferral of a portion of his salary for 2007 that was deferred.
(2)	Amounts shown in this column are included in the “All Other Compensation” column of the Summary Compensation Table.

Under the SERP, Officers appointed before 2006 were credited only with earnings calculated using the rate credited in the Company’s Pension Plan, 5.89% for 2007. Under the terms of the SERP, benefits vest after five years of service or on death or disability. Vested benefits will be paid after termination in the form elected by the participant or in a lump sum if no election is on file or the participant has died. A participant can elect to receive benefits in a single lump sum or in installment payments over a period not exceeding five years. If a participant had submitted a distribution election form less than 12 months before that participant’s termination, the participant would be paid a single lump sum unless he or she agreed to a 10% forfeiture of the benefit. The SERP does not permit distributions prior to a participant’s termination.

Under SERP No. 2, Officers appointed in 2005 through October 26, 2006 were credited with contributions depending on their age, years of service and calculated offsets for Company contributions to the Profit Sharing and Savings Plan and social security taxes. Participants were also credited with earnings at the annual rate of 5.89%. Under the terms of SERP No. 2, benefits vest after five years of service or on death or disability. Vested benefits will be paid after termination in the form elected by the participant or in a lump sum if no election is on file or if the participant has died, become disabled or terminated in connection with a change in control. A participant can elect to receive benefits in a single lump sum or in installment payments over a period not exceeding 15 years. Each change made by a participant in an elected form of distribution will delay payment for five years. SERP No. 2 does not permit distributions prior to a participant’s termination.

Under the Deferred Compensation Plan, a participant may elect to defer all or any part of his or her base compensation and/or annual bonus until termination of employment. A deferral election must be received by the Company before December 31 or the last day of the fiscal year, if earlier (or within 30 days of first becoming eligible to participate in the Deferred Compensation Plan) and is irrevocable once made. A participant will be credited with earnings as if invested in the deemed investments selected by the participant from a variety of investments selected by the Company. A participant may change his or her elected investments at least monthly except that amounts deemed invested in Company stock must remain in Company stock until distributed after termination. Under the terms of the Deferred Compensation Plan, benefits will be paid after termination in the form elected by the participant or in a lump sum if no election is on file or the participant has died, become disabled or terminated in connection with a change in control. A participant can elect to receive benefits in a single lump sum or in installment payments over a period not exceeding 15 years. Each change made by a participant in an elected form of distribution will delay payment for five years. The Deferred Compensation Plan does not permit distributions prior to a participant’s termination.

The following table summarizes estimated benefits that would have been payable to each named Executive Officer if such Officer had been terminated by the Company with cause on December 30, 2007.

TERMINATION OF EMPLOYMENT FOR CAUSE

	Mrs. Anderson	Mr. Near	Mr. McCorkle	Mr. Cava	Mr. Fitzsimmons	Mr. Foley
Retirement Benefits (1)	$755,197	$73,437	$1,284,193	$286,720	$100,819	$119,035
Vacation Benefits (2)	$73,077	$40,769	$28,846	$22,558	$20,007	$13,269
Total	$828,274	$114,206	$1,313,039	$309,278	$120,826	$132,304
(1)	On termination for any reason, employees are entitled to receive their vested benefits in the two qualified retirement plans, the supplemental executive retirement plans and the Deferred Compensation Plan sponsored by the Company.
(2)	Under Company policy, vacation benefits are based on salary and years of service.

The following table summarizes estimated benefits that would have been payable to each named Executive Officer if such Officer had been terminated by the Company without cause on December 30, 2007. Severance benefits are provided under an Employment Agreement for Mrs. Anderson (described in more detail on pages 16 and 17) and for all other named Executive Officers under the Company’s severance policy (described in more detail on page 17).

SEVERANCE OF EMPLOYMENT

	Mrs. Anderson	Mr. Near	Mr. McCorkle	Mr. Cava	Mr. Fitzsimmons	Mr. Foley
Severance Payment (1)	$1,900,000	$530,000	$375,000	$391,000	$520,182	$230,000
Equity (2)	$3,273,072	$0	$0	$0	$0	$9,473
Health and Welfare Benefits (3)	$10,687	$2,196	$803	$557	$1,278	$1,398
Vacation Benefits (4)	$73,077	$40,769	$28,846	$22,558	$20,007	$13,269
Retirement Benefits (5)	$755,197	$73,437	$1,284,193	$286,720	$100,819	$119,035
Total	$6,012,033	$646,402	$1,688,842	$700,835	$642,286	$373,175
(1)	Except for Mrs. Anderson, severance provisions are one year of base salary. These amounts will be paid as salary continuation until March 1 of the year following termination, at which time any remaining amount would be paid as a single lump sum. Mrs. Anderson would receive 12 monthly payments which in the aggregate would be equal to the base salary plus target bonus opportunity during the one year period following termination.
(2)	Except for Mrs. Anderson, executives would receive only those equity awards for which they would become vested during the course of their salary continuation period, which, in this illustration, would be December 30, 2007 through March 1, 2008. The terms of Mrs. Anderson’s employment agreement provide for 12 months accelerated vesting of stock options and stock appreciation rights held by Mrs. Anderson. Mrs. Anderson retains the right to exercise the vested stock options and stock appreciation rights until the later of (i) 75 days following the termination date, (ii) December 31 of the year of termination or (iii) the earlier of (a) 365 days following the date of termination or (b) the end of the term of the option or stock appreciation right, provided however, that these post-termination exercise rights are only operative to the extent permitted under Code Section 409A and final Treasury Regulations thereunder.
(3)	Anticipated cost for the severance period of medical, dental and hospitalization benefits and, for Mrs. Anderson, long-term disability, life and accidental death and dismemberment insurance benefits.
(4)	Vacation benefits earned prior to December 30, 2007.
(5)	On termination for any reason, employees are entitled to receive their vested benefits in the two qualified retirement plans, the supplemental executive retirement plans and the Deferred Compensation Plan sponsored by the Company.

The following table summarizes estimated benefits that would have been payable to each named Executive Officer if such Officer had been terminated by the Company without cause on December 30, 2007, following a change in control of the Company.

TERMINATION FOLLOWING CHANGE IN CONTROL (OTHER THAN DEATH)

	Mrs. Anderson	Mr. Near	Mr. McCorkle	Mr. Cava	Mr. Fitzsimmons	Mr. Foley
Severance (1)	$4,848,750	$2,266,959	$2,213,000	$2,258,250	$2,730,546	$1,013,801
Incentive (2)	$1,998,750	$556,500	$598,000	$598,000	$507,177	$169,000
Equity (3)	$6,774,754	$859,162	$1,060,000	$1,019,113	$512,969	$394,926
Excise Tax with Gross-Up	$5,981,506	$1,574,086	$0	$1,641,750	$0	$687,118
Retirement Benefits (4)	$755,197	$73,437	$1,284,193	$286,720	$100,819	$119,035
CIC Retirement Benefits (5)	$340,966	$71,360	$150,143	$147,573	$46,755	$42,349
Health and Welfare Benefits (6)	$33,054	$50,118	$27,270	$23,035	$36,816	$33,847
Vacation Benefits (7)	$73,077	$40,769	$28,846	$22,558	$20,007	$13,269
Total	$20,806,054	$5,492,391	$5,361,452	$5,996,999	$3,955,089	$2,473,345
(1)	Severance provisions as stated in the Key Executive Agreement (as defined below) between the Company and each named Executive Officer are three times base salary and the average of each of the prior three years’ incentive payments. The material terms of the Key Executive Agreements are more fully described below.
(2)	Maximum incentive payable under the Executive Plan or the Key Executive Agreement for 2007.
(3)	Value as of December 30, 2007 of unvested Company restricted shares (plus the unvested Tim Hortons Inc. shares distributed in connection with these restricted shares in the spin-off on September 29, 2006, which remain subject to the same restrictions, and the accumulated cash balance comprised of the value of a fractional Tim Hortons share as of September 29, 2006, accrued cash dividends earned on the Tim Hortons restricted shares and interest), unvested RSUs, and unvested performance units (if applicable) as if the performance objectives were satisfied at the highest level (150%).
(4)	On termination for any reason, employees are entitled to receive their vested benefits in the two qualified retirement plans, the supplemental executive retirement plans and the Deferred Compensation Plan sponsored by the Company.
(5)	Present value of benefits under the qualified retirement and supplemental executive retirement plans calculated as of January 3, 2011 over the current value of those benefits (as of December 30, 2007) plus accelerated vesting of unvested benefits in the supplemental executive retirement plans.
(6)	Anticipated cost of continuing for three years’ life insurance, disability, medical, dental and hospitalization benefits.
(7)	Vacation benefits earned prior to December 30, 2007.

The Company has entered into employment agreements (“Key Executive Agreements”) with each of the Executive Officers named in the Summary Compensation Table other than Mr. Fitzsimmons as well as certain other Officers. The Key Executive Agreements are intended to assure the Company that it will have the continued dedication, undivided loyalty, and objective advice and counsel from these key executives in the event of a proposed transaction, or the threat of a transaction, which could result in a change in control of the Company.

The Key Executive Agreements provide that in the event of a “change in control” (as defined therein), the key executives will be employed by the Company in their present positions for a period of approximately five years, or until the executive dies, is terminated for “cause” by the Company or terminates employment himself or herself without “good reason” (as such terms are defined therein), whichever occurs first (the “Employment Term”).

In the event of a change in control, the key executives will be entitled to continue to receive during their Employment Term the annual salary, bonus and other benefits made available to them by the Company immediately prior to the change in control. The Board of Directors will review annually the performance of each key executive during such Employment Term to determine whether or not such salary and bonus should be increased.

A key executive’s employment may be terminated under the Key Executive Agreement for cause by the Company as defined therein. If a key executive is terminated for cause by the Company, the Company has no further obligation to pay any compensation or to provide benefits to the key executive.

A key executive may terminate his or her employment under the Key Executive Agreement after a change in control for good reason if the Company (i) changes the key executive’s status, title, position or responsibilities in a way that does not represent a promotion, (ii) either reduces the key executive’s base salary or provides an annual salary increase less than the increase in a defined consumer price index, (iii) requires the key executive to relocate beyond a 30 mile radius from the executive’s business office location immediately prior to the change in control, (iv) takes action which results in a material reduction in compensation and benefits otherwise payable to the key executive, (v) materially breaches the Key Executive Agreement, or (vi) fails to notify the key executive that a successor to the Company has agreed to assume and perform under the Key Executive Agreement. If a key executive’s employment is terminated by the Company without cause prior to a change in control, but the executive reasonably demonstrates that the termination of employment (i) was at the request of a third party who had indicated an intention or taken steps reasonably calculated to effect a change in control, or (ii) otherwise occurred in connection with, or in anticipation of, a change in control which had been threatened or proposed, then such termination will be deemed to have occurred after a change in control for the purposes of the Key Executive Agreement, provided that a change in control shall actually have occurred.

If the employment of a key executive is terminated under a Key Executive Agreement during the Employment Term by the executive for good reason or by the Company other than for cause, the Company will be obligated to make a lump-sum payment to the key executive of three times the sum of the executive’s then-current salary plus average annual bonuses over the prior three years. If the key executive had not previously received bonus payments for three full plan years under the annual bonus plans and was an eligible participant under such plans at the time his or her employment was terminated, he or she will be deemed to have received a bonus in prior years equal to the bonus paid to such key executive’s predecessor in the same position. If there was not a predecessor in the same position, the key executive will be deemed to have received a bonus in prior years equal to the average of the bonuses paid to participants in positions comparable to the executive’s then-current position. The lump-sum payment will not be subject to offset. If the employment of the key executive is terminated under a Key Executive Agreement by the executive for good reason or by the Company other than for cause, the key executive will also be entitled to (i) a pro rata portion of the bonus for the year in which termination of employment occurs, determined as if all performance targets had been fully met at the highest level by the Company and the key executive, (ii) continuation of group insurance benefits for three years, subject to offset for any benefits from subsequent employment, if any, (iii) if applicable, purchase his or her Company automobile at the then-current book value (the Company terminated its car program applicable to corporate-based officers in 2006), and (iv) a lump-sum payment equal to the present value of accrued retirement benefits after adding three additional years of benefit accrual, reduced by any vested benefits. In addition, any stock options or stock appreciation rights granted under plans of the Company will become immediately vested and exercisable, and any restrictions on any stock awarded to the key executive by the Company shall lapse.

If any payments or other benefits payable to an executive under a Key Executive Agreement or otherwise is subject to the excise tax under Code Section 4999 or any similar tax, the Company is obligated under the Key Executive Agreement to pay to the executive an additional amount which, after deduction of any income, withholding and excise tax thereon, equals the excise tax.

The Company has established a benefits protection trust to provide for the payment of benefits to the key executives and to provide for the payment of reasonable legal fees or expenses incurred in good faith by the key executives in enforcing their rights under the Key Executive Agreements or any other benefit plans in which they participate.

In 2007, the Board of Directors approved a revised form of agreement that would provide for benefits to executives terminated without cause after a change in control of the Company, or by the executive for good reason. The revised form of agreement (which has only been entered into with Mr. Fitzsimmons) contains the same terms as the agreements described on pages 30 and 31 except that (i) the employment term is shortened to three years from five years; (ii) the Company’s obligation to pay any excise tax due under Code Section 4999 or any similar tax is deleted; (iii) the amount payable under the revised agreement will be reduced to the extent that such reduction results in a larger payment to the employee net of any excise tax due under Code Section 4999; and (iv) any unvested stock options, stock appreciation rights, restricted stock units, performance shares or performance units will only vest, and any restrictions on restricted stock will only lapse, if the executive is terminated without cause by the Company or the executive terminates for good reason within the revised employment term, unless the change in control occurs as a result of certain mergers, consolidations, reorganizations, liquidations, dissolutions or a sale or other disposition of substantially all of the assets of the Company, in which case such unvested equity will vest, and any restrictions on restricted stock will lapse, upon the change in control.

The Board of Directors also authorized the Compensation Committee to determine whether and when the revised form of agreement will be offered to Executive Officers and other Officers. Previously, the Executive and Finance Committee had been authorized to make that determination. The Company does not expect to offer the previous form of agreement to any Executive Officers or other Officers in the future.

The following table summarizes the compensation (including deferred compensation earnings) paid to those Directors who are not employees of the Company and also the stock and stock option awards made to non-employee Directors under the 2007 Stock Incentive Plan during the Company’s last fiscal year.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)($)	Total ($)
Ann B. Crane	52,250	77,127	8,927	0	138,304
Janet Hill	55,000	155,056	39,792	0	249,848
Thomas F. Keller	120,000	80,619	39,792	25,157	265,568
William E. Kirwan	58,750	80,619	39,792	0	179,161
David P. Lauer	110,000	80,619	39,792	0	230,411
Jerry W. Levin	60,000	60,391	14,507	0	134,898
J. Randolph Lewis	56,250	67,750	10,166	14,415	148,581
James F. Millar	110,625	149,787	36,650	0	297,062
Stuart I. Oran	55,250	41,513	8,927	362	106,052
James V. Pickett	321,250	80,619	39,792	0	441,661
Peter H. Rothschild	50,000	41,513	8,927	0	100,440
John R. Thompson	105,000	63,165	8,927	7,361	184,453
(1)	The fees shown in this column reflect total cash compensation paid to each non-employee director in 2007 and amounts deferred at the director’s election into the Company’s Deferred Compensation Plan.
(2)	The value of stock and stock option awards shown in this column include all amounts expensed in the Company’s financial statements in 2007 for equity awards pursuant to SFAS 123R, and includes awards made in 2007 and prior years. The Company’s accounting treatment for equity awards is set forth in Notes 1 and 6 to the Company’s 2007 consolidated financial statements.
(3)	As described below, each non-employee director is awarded the same number of stock and stock option awards annually. Differences in the dollar amounts shown reflect differences in length of service as a director and age.
(4)	These amounts represent earnings on the nonqualified deferred compensation plan balances to the extent that such earnings were above 120% of the applicable federal long-term rate.

The aggregate number of stock awards (restricted shares and RSUs) and aggregate number of stock options outstanding (whether or not vested) at December 30, 2007 for each Director listed above is as follows:

Name	RSAs /RSUs Aggregate Number of Stock Awards	Aggregate Number of Stock Options
Ann B. Crane	5,866	4,310
Janet Hill	5,866	41,591
Thomas F. Keller	5,866	7,158
William E. Kirwan	5,866	18,827
David P. Lauer	5,866	31,235
Jerry W. Levin	4,448	4,310
J. Randolph Lewis	5,504	4,310
James F. Millar	5,866	20,879
Stuart I. Oran	4,448	4,310
James V. Pickett	9,304	41,591
Peter H. Rothschild	4,448	4,310
John R. Thompson	5,504	4,310

Directors who are not employees of the Company or its subsidiaries are paid $7,500 quarterly, plus $1,500 for each Board meeting and $1,250 for each qualified committee meeting attended, including telephonic meetings, for all services, plus expenses. If more than one qualified meeting is held on the same day, a separate fee is paid for each meeting attended.

Meetings of the Audit, Compensation and the Nominating and Corporate Governance Committees are qualified meetings, as are meetings of any special committees established from time to time (including the Special Committee established on April 24, 2007). In addition, for the first quarter of 2007 the Chair of the Audit Committee was paid a retainer of $2,500 quarterly and the Chair of the Compensation Committee was paid a retainer of $1,875 quarterly. Beginning in the second quarter of 2007, the Chair of the Audit Committee was paid a retainer of $3,750 quarterly and the Chair of the Compensation Committee was paid a retainer of $2,500 quarterly.

In 2007 Mr. Pickett was paid a retainer of $25,000 quarterly (in lieu of any other retainers) for his service as Chairman of the Board.

Beginning April 24, 2007, Mr. Pickett was designated as Chair of the Special Committee and was paid an additional retainer of $50,000 per quarter (prorated for the partial quarter). The other members of the Special Committee were paid an additional retainer of $10,000 per quarter (prorated for the partial quarter).

Directors who are not employees of the Company are eligible to participate in the Company’s medical healthcare plan and are also reimbursed for expenses related to attendance at director education seminars attended pursuant to the Board’s director education program. Directors who are not employees of the Company do not participate in the Company’s retirement plans. However, those Directors can elect to participate in the Company’s Deferred Compensation Plan (which is described beginning on page 28 above).

Beginning in 2007, Directors who were not employees of the Company or its subsidiaries were granted a number of RSUs and related dividend equivalent rights on May 1 equal to $45,000 divided by the fair market value of a share on that date and rounded to the nearest whole share (the “Formula RSUs”). One-third of the Formula RSUs will vest on each of the first three anniversaries of the grant date of the Formula RSUs. Each non-employee Director was also granted a number of non-qualified stock options on May 1 equal to $45,000 divided by the value of such option and rounded to the nearest whole share. The purchase price for a formula option is the fair market value on the grant date. One-third of the formula options will vest on each of the first three anniversaries of the grant date and such options will remain exercisable for a term not to exceed seven years.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during 2007 was an officer, employee or former officer of the Company or any of its subsidiaries or had any relationship that would be considered a compensation committee interlock and would require disclosure in a proxy statement pursuant to SEC regulations. None of the Company’s executive officers served as a member of a compensation committee or a director of another entity under circumstances that would require disclosure in a proxy statement pursuant to SEC regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information (based upon filings with the Securities and Exchange Commission (“SEC”)) with respect to the persons known to the Company to own beneficially more than 5% of the outstanding common shares of the Company as of the dates set forth below:

(1) Title of class	(2) Name of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class *
Common shares	Pershing Square Capital Management, L.P. (a)	13,087,000 (a)	15.0%

Common shares	Trian Fund Management, L.P. and other joint filers (b)	8,553,800 (b)	9.8%

Common shares	Highfields Capital Management LP and other joint filers (c)	7,363,197 (c)	8.4%

Common shares	Barclays Global Investors, NA and other joint filers (d)	6,072,231 (d)	6.9%

Common shares	Southeastern Asset Management, Inc. (e)	5,690,372 (e)	6.5%

Common shares	Farallon Capital Partners, L.P. and other joint filers (f)	5,435,000 (f)	6.2%
*	Based on 87,414,310 common shares outstanding and entitled to vote as of March 30, 2008.

(a)	Information based solely on a Schedule 13G jointly filed with the SEC on April 25, 2008 by Pershing Square Capital Management, L.P. (the “Investment Manager”), PS Management GP, LLC (“PS Management”), Pershing Square GP, LLC (the “General Partner”) and William A. Ackman (“Mr. Ackman”).

The Investment Manager serves as investment advisor to Pershing Square, L.P. (“Pershing Square”), Pershing Square II, L.P. (“Pershing Square II”) and Pershing Square International, Ltd. (“Pershing Square International”) with respect to the common shares directly owned by Pershing Square, Pershing Square II and Pershing Square International. PS Management serves as the general partner of the Investment Manager, with respect to the common shares directly owned by Pershing Square, Pershing Square II and Pershing Square International. General Partner serves as the general partner of each of Pershing Square and Pershing Square II. Mr. Ackman serves as the managing member of each of PS Management and General Partner.

The Investment Manager, in its capacity as the investment advisor to Pershing Square, Pershing Square II and Pershing Square International, has the power to direct the investment activities of each of Pershing Square, Pershing Square II and Pershing Square International. PS Management is the general partner of the Investment Manager. The General Partner, in its capacity as the general partner to Pershing Square and Pershing Square II, has the power to direct the investment activities of each of Pershing Square and Pershing Square II. Mr. Ackman is the managing member of each of PS Management and the General Partner.

Each of Investment Manager, PS Management and Mr. Ackman reported beneficial ownership of 13,087,000 common shares and shared voting and shared dispositive power over 13,087,000 common shares. General Partner reported beneficial ownership of 5,247,712 common shares and shared voting and shared dispositive power over 5,247,712 common shares. The address for each of Investment Manager, PS Management, General Partner and Mr. Ackman is 888 Seventh Avenue, 29th Floor, New York, New York 10019.

(b)

Information based solely on a Schedule 13D filed with the SEC on December 13, 2005, as amended by filings on Schedule 13D/A with the SEC on January 18, 2006, March 3, 2006, April 28, 2006, May 31, 2006, December 4, 2006, July 3, 2007, July 30, 2007, August 28, 2007, September 17, 2007, October 12, 2007, November 13, 2007, February 11, 2008 and April 18, 2008, by Trian Partners GP, L.P. (“Trian GP”), Trian Partners General Partner, LLC (“Trian GP LLC”), Trian Partners, L.P. (“Trian Onshore”), Trian Partners Master Fund, L.P. (“Trian Offshore”), Trian Partners Master Fund (Non-ERISA), L.P. (“Trian Offshore (Non-ERISA)”), Trian Partners Parallel Fund I, L.P.

(“Parallel Fund”), Trian Partners Parallel Fund I General Partner, LLC (“Parallel Fund GP”), Trian Partners Parallel Fund II, L.P. (“Parallel Fund II”), Trian Partners Parallel Fund II GP, L.P. (“Parallel Fund II GP”), Trian Partners Parallel Fund II General Partner, LLC (“Parallel Fund II GP LLC”), Trian Fund Management, L.P. (“Trian Management”), Trian Fund Management GP, LLC (“Trian Management GP”, and together with the foregoing, the “Trian Entities”), Triarc Companies, Inc. (“Triarc”), Nelson Peltz, Peter W. May, Edward P. Garden (the Trian Entities and Messrs. Peltz, May and Garden are hereinafter referred to collectively as the “Trian Filing Persons”), Castlerigg Master Investments Ltd. (“CMI”), Sandell Asset Management Corp. (“SAMC”), Castlerigg International Limited (“CIL”), Castlerigg International Holdings Limited (“CIHL”), Thomas E. Sandell (“Sandell”, and collectively with CMI, SAMC, CIL and CIHL, the “Sandell Filing Persons” and, together with the Trian Filing Persons, the “Trian/Sandell Filing Persons”) and Jerry W. Levin (with respect to only the February 11 and April 18, 2008 filings).

On November 4, 2005, SAMC and Trian Management entered into an agreement (the “Trian/Sandell Agreement”) pursuant to which the parties agreed to coordinate their efforts with respect to (i) the purchase of up to a 9.9% beneficial ownership interest in the Company and (ii) the proposal of certain actions and/or transaction to the Company. As a result, the Trian/Sandell Filing Persons may be deemed to be a “group” for purposes of the Exchange Act and each Trian/Sandell Filing Person may be deemed to “beneficially own” all of the common shares of the Company owned by each other Trian/Sandell Filing Person. The Trian/Sandell Agreement was to terminate at the conclusion of the 2006 annual meeting of the Company’s shareholders (including any adjournments or postponements thereof) or earlier if the Company shall have announced that it has entered into a definitive agreement whereby all of the Company’s common shares are to be acquired by a third party.

On April 27, 2006, Trian Management and SAMC entered into an amendment to the Trian/Sandell Agreement (the “First Amendment”) pursuant to which the termination date of the Trian/Sandell Agreement was extended until the earlier to occur of (i) December 31, 2006 and (ii) the announcement by the Company that it has entered into a definitive agreement with respect to the sale of all of its common shares to a third party.

On December 1, 2006, Trian Management and SAMC entered into a second amendment to the Trian/Sandell Agreement (the “Second Amendment”) pursuant to which (a) on or after January 1, 2007, Section 1 of the Trian/Sandell Agreement, which provides in part that Trian Management has final approval with respect to the timing, amounts and prices of purchases and sales of common shares of the Company and that all common shares acquired and sold in accordance with the Trian/Sandell Agreement will be allocated on a pro rata basis to the Sandell Filing Persons and the Trian Filings Persons, will no longer be effective, and (b) subject to the procedures and limitations set forth in the Second Amendment, (i) SAMC granted to Trian Management certain rights of first refusal and rights of first offer in the event that on or after January 1, 2007 SAMC elects to transfer any of the common shares of the Company that any Sandell Filing Person beneficially owns and (ii) each of Trian Management and SAMC granted to one another certain tag-a-long rights in the event that a Trian Filing Person or a Sandell Filing Person elects to transfer at least 155,000 common shares of the Company in one or more related private sale transactions with an unaffiliated third party. The Second Amendment further provides that the Trian/Sandell Agreement will terminate at the time that either the Trian Filing Persons or the Sandell Filing Persons no longer beneficially own any common shares of the Company.

On August 27, 2007, Triarc and Trian entered into a Confidentiality Agreement (the “Confidentiality Agreement”), pursuant to which, the Company agreed to provide to Triarc and Trian certain confidential and proprietary information concerning the business and properties of the Issuer (the “Evaluation Material”). Triarc and Trian intended to review the Evaluation Material in order to evaluate their interest with respect to one or more possible transactions with the Company, including, the possible purchase of all or a portion of the stock, assets or business of the Issuer, or any related transactions.

On September 14, 2007, SAMC and the Company entered into a Confidentiality Agreement (the “SAMC Agreement”), pursuant to which, the Company agreed to provide to SAMC certain confidential and proprietary information concerning the business and properties of the Issuer (the “SAMC Evaluation Material”). SAMC intended to review the SAMC Evaluation Material in order to evaluate its interest with respect to the provision of financing to Triarc in connection with a possible purchase by Triarc of all or a portion of the stock, assets or business of the Company, or any related transactions.

The principal business address and the address of the principal office of each of the Trian Filing Persons is: 280 Park Avenue, 41st Floor, New York, New York 10017, except that the principal business address of Trian Offshore and Trian Offshore (Non-ERISA) is: c/o Goldman Sachs (Cayman) Trust, Limited, P.O. Box 896GT, Harbour Centre, 2nd Floor, George Town, Grand Cayman, Cayman Islands, BWI. The principal business address and the address of the principal office of the SAMC and Sandell is: 40 West 57th Street, New York, New York 10019. The principal business address and the address of the principal office for each of CMI, CIL and CIHL is: c/o Citco Fund Services (Curacao) N.V., Kaya Flamboyan 9, P.O. Box 812, Curacao, Netherlands Antilles. The principal business address of Jerry W. Levin is: c/o JW Levin Partners LLC, 9 West 57th Street, NY, NY 10019.

Trian GP LLC is the general partner of Trian GP, which is the general partner of Trian Onshore, Trian Offshore and Trian Offshore (Non-ERISA). Parallel Fund GP is the general partner of Parallel Fund. Parallel Fund II GP LLC is the general partner of Parallel Fund II GP, which is the general partner of Parallel Fund II. Trian Management GP is the general partner of Trian Management, which serves as (i) the management company for Trian Onshore, Trian Offshore, Trian Offshore (Non-ERISA) and Parallel Fund and (ii) the investment manager for a separate account owned by TCMG-MA, LLC (the “Separate Account”), an indirect subsidiary of Triarc. Trian Management has full discretion and authority to make all investment and voting decisions in respect of the Separate Account. Each of Trian GP LLC, Parallel Fund GP, Parallel Fund II GP LLC and Trian Management GP are owned and controlled by Nelson Peltz, Peter W. May and Edward P. Garden, who therefore are in a position to determine the investment and voting decisions made by the Trian Entities.

Each of Trian Onshore, Trian Offshore, Trian Offshore (Non-ERISA), Parallel Fund and Parallel Fund II is primarily engaged in the business of investing in securities. Trian GP is primarily engaged in the business of serving as the general partner of Trian Onshore, Trian Offshore and Trian Offshore (Non-ERISA). Trian GP LLC is primarily engaged in the business of serving as the general partner of Trian GP. Parallel Fund GP is primarily engaged in the business of serving as the general partner of Parallel Fund. Parallel Fund II GP is primarily engaged in the business of serving as the general partner of Parallel Fund II. Parallel Fund II GP LLC is primarily engaged in the business of serving as the general partner of Parallel Fund II GP. Trian Management is primarily engaged in the business of serving as a management company for certain of the Trian Entities and as investment manager for the Separate Account. Trian Management GP is primarily engaged in the business of serving as the general partner of Trian Management. Triarc is primarily engaged in the restaurant and asset management business. Nelson Peltz’s present principal occupation or employment is (i) serving as Chief Executive Officer and Chief Investment Officer of Trian Management and, as such, managing the investments of Trian Onshore, Trian Offshore, Trian Offshore (Non-ERISA), Parallel Fund, Parallel Fund II and the Separate Account and (ii) serving as Chairman and Chief Executive Officer and a director of Triarc. Peter May’s present principal occupation or employment is (i) serving as President and Portfolio Manager of Trian Management and, as such, managing the investments of Trian Onshore, Trian Offshore, Trian Offshore (Non-ERISA), Parallel Fund, Parallel Fund II and the Separate Account and (ii) serving as President and Chief Operating Officer and a director of Triarc. Edward Garden’s present principal occupation or employment is (i) serving as Portfolio Manager of Trian Management and, as such, managing the investments of Trian Onshore, Trian Offshore, Trian Offshore (Non-ERISA), Parallel Fund, Parallel Fund II and the Separate Account and (ii) serving as Vice Chairman and a director of Triarc.

CIL is a private investment fund that is primarily engaged in the business of investing in securities and other investment opportunities. CIL invests substantially all of its assets indirectly in CMI, a master trading vehicle. CIHL is the controlling shareholder of CMI and CIL is the controlling shareholder of CIHL. SAMC is the discretionary investment manager of CIL and CMI. Sandell is the controlling shareholder of SAMC and therefore may be deemed to share in the voting and dispositive power with SAMC over the securities beneficially owned by CMI or CIL.

According to the Schedule 13D/A filed with the SEC on December 4, 2006, Trian Onshore, Trian Offshore and Trian Offshore (Non-ERISA) beneficially and directly owns and has sole voting power and sole dispositive power with regard to 727,033, 2,777,305 and 162,506 common shares, respectively, except to the extent that other Trian/Sandell Filing Persons as described below may be deemed to have shared voting power and shared dispositive power with regard to such common shares. Parallel Fund and Parallel Fund II beneficially and directly owns and has sole voting power and sole dispositive power with regard to 135,712 and 30,751 common shares, respectively, except to the extent that other Trian/Sandell Filing Persons as described below may be deemed to have shared voting power and shared dispositive power with regard to such common shares. Triarc does not have sole voting power and/or sole dispositive power with regard to any common shares.

According to the Schedule 13D/A filed with the SEC on December 4, 2006, certain of the Trian/Sandell Filing Persons beneficially own 249,824 common shares that are directly owned by the Separate Account.

Each of Trian GP, Trian GP LLC, Trian Management, Trian Management GP, Nelson Peltz, Peter W. May and Edward P. Garden, by virtue of their relationships to Trian Onshore, Trian Offshore and Trian Offshore (Non-ERISA), may be deemed to have shared voting power and shared dispositive power with regard to, and therefore may be deemed to beneficially own, the common shares that Trian Onshore, Trian Offshore and Trian Offshore (Non-ERISA) directly and beneficially own. Each of Trian GP, Trian GP LLC, Trian Management, Trian Management GP, Nelson Peltz, Peter W. May and Edward P. Garden disclaims beneficial ownership of such common shares for all other purposes. Each of Parallel Fund GP, Trian Management, Trian Management GP, Nelson Peltz, Peter W. May and Edward P. Garden, by virtue of their relationships to Parallel Fund, may be deemed to have shared voting power and shared dispositive power with regard to, and therefore may be deemed to beneficially own, the common shares that Parallel Fund directly and beneficially owns.

Each of Parallel Fund GP, Trian Management, Trian Management GP, Nelson Peltz, Peter W. May and Edward P. Garden disclaims beneficial ownership of such common shares for all other purposes. Each of Parallel Fund II GP LLC, Parallel Fund II GP, Trian Management, Trian Management GP, Nelson Peltz, Peter W. May and Edward P. Garden, by virtue of their relationships to Parallel Fund II, may be deemed to have shared voting power and shared dispositive power with regard to, and therefore may be deemed to beneficially own, the common shares that Parallel Fund II directly and beneficially owns. Each of Parallel Fund II GP LLC, Parallel Fund II GP, Trian Management, Trian Management GP, Nelson Peltz, Peter W. May and Edward P. Garden disclaims beneficial ownership of such Shares for all other purposes. Each of Trian Management, Trian Management GP, Nelson Peltz, Peter W. May and Edward P. Garden, by virtue of their relationships to the Separate Account discussed above, may be deemed to have shared voting power and shared dispositive power with regard to, and therefore may be deemed to beneficially own, the common shares that the Separate Account directly owns. Each of Trian Management, Trian Management GP, Nelson Peltz, Peter W. May and Edward P. Garden disclaims beneficial ownership of such common shares for all other purposes.

CMI beneficially and directly owns and has sole voting power and sole dispositive power with regard to 3,916,013 common shares, except to the extent that other Trian/Sandell Filing Persons as described below may be deemed to have shared voting power and shared dispositive power with regard to such common shares.

Each of CIL, CIHL, SAMC and Sandell, by virtue of their relationships to CMI and each of Trian Management, Trian Management GP, Nelson Peltz, Peter W. May and Edward P. Garden, by virtue of the Trian/Sandell Agreement, may be deemed to have shared voting power and shared dispositive power with regard to, and therefore may be deemed to beneficially own, the common shares that CMI directly and beneficially owns. Each of SAMC, Sandell, Trian Management, Trian Management GP, Nelson Peltz, Peter W. May and Edward P. Garden disclaims beneficial ownership of such common shares for all other purposes.

The Company entered into an Agreement with the Trian/Sandell Filing Persons on March 2, 2006 relating to the appointment of Messrs. Levin, Oran and Rothschild as Directors of the Company and setting forth certain agreements between the parties relating to the Trian/Sandell Filing Persons’ investment in the Company. The full text of the agreement is attached as Exhibit 10(v) to the Company’s Form 10-K filed with the SEC on March 6, 2006.

(c)	Information based solely on a Schedule 13G/A jointly filed with the SEC on February 14, 2008 by Highfields Capital Management LP (“Highfields Capital Management”), Highfields GP LLC (“Highfields GP”), Highfields Associates LLC (“Highfields Associates”), Jonathon S. Jacobson, Richard L. Grubman and Highfields Capital III L.P. (“Highfields III”) with respect to the common shares directly held by Highfields Capital I LP (“Highfields I”), Highfields Capital II LP (“Highfields II”) and Highfields III (collectively with Highfields I and Highfields II, the “Funds”).

Highfields Capital Management is the investment manager to each of the Funds. Highfields GP is the general partner of Highfields Capital Management. Highfields Associates is the general partner of the Funds. Messrs. Jacobson and Grubman are managing members of Highfields GP and senior managing members of Highfields Associates.

Each of Highfields Capital Management, Highfields GP, Highfields Associates, Mr. Jacobson and Mr. Grubman reported beneficial ownership of 7,363,197 common shares and the sole voting power and sole dispositive power over 7,363,197 common shares. The address for each of Highfields Capital Management, Highfields GP, Highfields Associates, Mr. Jacobson and Mr. Grubman is: c/o Highfields Capital Management, John Hancock Tower, 200 Clarendon Street, 59th Floor, Boston, MA 02116. Highfields III reported beneficial ownership of 4,960,667 common shares and the sole voting and sole dispositive power over 4,960,667 common shares. The address for Highfields III is: c/o Goldman Sachs (Cayman) Trust Limited, Suite 3307, Gardenia Court, 45 Market Street, Camana Bay, P.O. Box 896, Grand Cayman KY1-1103, Cayman Islands.

(d)	Information based solely on a Schedule 13G jointly filed with the SEC on February 5, 2008 by Barclays Global Investors, NA (“Barclays Global NA”), Barclays Global Fund Advisors (“Barclays Global Fund”), Barclays Global Investors, Ltd (Barclays Global Ltd”), Barclays Global Investors Japan Trust and Banking Company Limited (“Barclays Global Investors Japan Trust”), Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited (“Barclays Global Canada”), Barclays Global Investors Australia Limited (“Barclays Global Australia”) and Barclays Global Investors (Deutschland) AG (“Barclays Global AG”).

The address for each of Barclays Global NA and Barclays Global Fund is 45 Fremont Street, San Francisco, CA 94105. The address for Barclays Global Ltd is Murray House, 1 Royal Mint Court, London, EC3N 4HH. The address for each of Barclays Global Investors Japan Trust and Barclays Global Investors Japan Limited is Ebisu Prime Square Tower, 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-0012, Japan. The address for Barclays Global Canada is Brookfield Place 161 Bay Street, Suite 2500, PO Box 614, Toronto, Canada, Ontario M5J 2S1. The address for Barclays Global Australia is Level 43, Grosvenor Place, 225 George Street, PO Box N43, Sydney, Australia NSW1220. The address for Barclays Global AG is Apianstrasse 6, D-85774, Unterfohring, Germany.

Each of Barclays Global NA, Barclays Global Ltd and Barclays Global Investors Japan Trust is a bank as defined in Section 3(a)(6) of the Exchange Act and each of Barclays Global Fund, Barclays Global Investors Japan Limited, Barclays Global Canada, Barclays Global Australia and Barclays Global AG is a Investment Adviser in accordance with Section 13d-1(b)(ii)(E) of the Exchange Act.

(e)	Information based solely on a Schedule 13G jointly filed with the SEC on February 13, 2008 by Southeastern Asset Management, Inc. (“Southeastern”), Longleaf Partners Small-Cap Fund (“Longleaf”) and O. Mason Hawkins (“Hawkins”).

Southeastern is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and Hawkins is the Chairman of the Board and C.E.O. of Southeastern. Longleaf is an investment company registered pursuant to Section 8 of the Investment Company Act of 1940.

Each of Southeastern and Longleaf reported beneficial ownership of 5,690,372 common shares and the shared voting power and shared dispositive power over 5,690,372 common shares. According to the Schedule 13G, Hawkins does not beneficially own any shares of common stock nor does he have sole voting and/or dispositive power over any shares of common stock. The address for each of Southeastern, Longleaf and Hawkins is: c/o Southeastern Asset Management, Inc., 6410 Poplar Avenue, Suite 900, Memphis, TN 38119.

(f)	Information based solely on a Schedule 13D filed with the SEC on February 27, 2008 by Farallon Capital Partners, L.P. (“FCP”), Farallon Capital Institutional Partners, L.P. (“FCIP”), Farallon Capital Institutional Partners II, L.P. (“FCIP II”), Farallon Capital Institutional Partners III, L.P. (“FCIP III”), Tinicum Partners, L.P. (“Tinicum”), Farallon Capital Offshore Investors II, L.P. (“FCOI II” and collectively the “Farallon Funds”), Farallon Capital Management, L.L.C. (the “Management Company”), Farallon Partners, L.L.C. (the “Farallon General Partner”), William F. Duhamel (“Duhamel”), Richard B. Fried (“Fried”), Monica R. Landry (“Landry”), Douglas M. MacMahon (“MacMahon”), William F. Mellin (“Mellin”), Stephen L. Millham (“Millham”), Jason E. Moment (“Moment”), Ashish H. Pant (“Pant”) Rajiv A. Patel (“Patel”), Derek C. Schrier (“Schrier”), Andrew J.M. Spokes (“Spokes”), Thomas F. Steyer (“Steyer”) and Mark C. Wehrly (“Wehrly”). Duhamel, Fried, Landry, MacMahon, Mellin, Millham, Moment, Pant, Patel, Schrier, Spokes, Steyer and Wehrly are together referred to as the “Farallon Individual Reporting Persons.”

According to the Schedule 13D filed on February 28, 2008, the Shares reported for the Farallon Funds are owned directly by the Farallon Funds and those reported by the Management Company on behalf of the shares held by a certain account managed by the Management Company (the “Managed Account”) are owned directly by the Managed Account.

The Farallon General Partner, as general partner to the Farallon Funds, may be deemed to be the beneficial owner of all such Shares owned by the Farallon Funds. The Management Company, as investment adviser to the Managed Account, may be deemed to be the beneficial owner of all such Shares owned by the Managed Account. The Farallon Individual Reporting Persons, as managing members of both the Farallon General Partner and the Management Company, with the power to exercise investment discretion, may each be deemed to be the beneficial owner of all such Shares owned by the Farallon Funds and the Managed Account. Each of the Management Company, the Farallon General Partner and the Farallon Individual Reporting Persons disclaims any beneficial ownership of any such Shares.

The address of the principal business office of each of the reporting persons on the Schedule 13D is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 2100, San Francisco, California 94111.

Security Ownership of Management

The following table sets forth, as of March 3, 2008, information with respect to the Company’s common shares owned beneficially by each Director, by each nominee for election as a Director of the Company, by the Executive Officers named in the Summary Compensation Table set forth on page 20 of this Form 10-K/A and by all Directors and Executive Officers as a group:

Name of beneficial owner or group	Common shares and restricted shares currently held(a)		Common shares that can be acquired within 60 days(b)	Total beneficial ownership	Percent of class
Kerrii B. Anderson	110,151		392,750	502,901	*
Ann B. Crane	7,080		2,917	9,997	*
Janet Hill	7,980		40,198	48,178	*
Thomas F. Keller	10,186		5,765	15,951	*
William E. Kirwan	6,451		17,434	23,885	*
David P. Lauer	145,016	(c)	29,842	174,858	*
Jerry W. Levin	1,067		2,917	3,984	*
J. Randolph Lewis	5,761		2,917	8,678	*
James F. Millar	5,580		19,486	25,066	*
David J. Near	3,613		18,924	22,537	*
Stuart I. Oran	1,067		2,917	3,984	*
James V. Pickett	85,403		43,636	129,039	*
Ian B. Rowden	4,225		0	4,225	*
Peter H. Rothschild	1,067		2,917	3,984	*
John R. Thompson	8,161		2,917	11,078	*
Brendan P. Foley, Jr.	5,321		4,887	10,208	*
Leon M. McCorkle, Jr.	19,638		9,017	28,655	*
Jeffrey M. Cava	20,549		8,012	28,561	*
Joseph J. Fitzsimmons	0	(d)	10,423	10,423	*
All Directors and Executive Officers as a group (18 persons)	471,263		626,070	1,097,333	1.2%
*	Represents beneficial ownership of less than 1% of the outstanding common shares of the Company.
(a)	The amounts reflected in this column include common shares owned directly or indirectly in which there is voting and/or investment power, in addition to restricted shares, which have voting rights. To the Company’s knowledge, none of these shares have been pledged.
(b)	In accordance with SEC rules, the amounts reflected in this column include options and restricted stock units with the right to acquire the underlying common shares within 60 days following March 3, 2008, in addition to options and restricted stock units vesting within 60 days following March 3, 2008.
(c)	Includes 128,827 common shares held in a trust for which Mr. Lauer, in his capacity as one of the trustees, has shared voting and investment power.
(d)	Mr. Fitzsimmons was named Chief Financial Officer effective April 23, 2007.

In addition to the amounts shown above, as of March 3, 2008, Dr. Kirwan held 5,862 phantom shares under the Company’s Deferred Compensation Plan. Under that plan, phantom shares are payable in common shares of the Company not earlier than six months after termination as a Director with the Company. Phantom shares do not have voting rights.

The information with respect to beneficial ownership is based upon information furnished by each Director, nominee or Executive Officer, or information contained in filings made with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers to file reports of ownership and changes of ownership with the SEC and the New York Stock Exchange. The Company assists its Directors and Executive Officers in completing and filing those reports. The Company believes that all filing requirements applicable to its Directors and Executive Officers were complied with during the last completed fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND

CORPORATE GOVERNANCE INFORMATION

The Board of Directors originally adopted Principles of Governance and Governance Guidelines in February, 2001. The Board last amended its Governance Guidelines in February, 2007. The Governance Guidelines address Board structure, membership (including nominee qualifications), performance, operations and management oversight. Pursuant to the Principles of Governance and Governance Guidelines, the Board of Directors meets quarterly in executive session (without management present). James V. Pickett, Chairman of the Board, presides at executive sessions of the independent Directors.

The Governance Guidelines provide that the Board’s goal is that a substantial majority of the Directors should be independent Directors. A Director will be designated as independent if he or she (i) has no material relationship with the Company or its subsidiaries; (ii) satisfies the other criteria specified by New York Stock Exchange listing standards; (iii) has no business conflict with the Company or its subsidiaries; and (iv) otherwise meets applicable independence criteria specified by law, regulation, exchange requirement or the Board of Directors. The Board of Directors has affirmatively determined that the following Directors are independent under that definition:

Ann B. Crane	J. Randolph Lewis
Janet Hill	James F. Millar
Thomas F. Keller	Stuart I. Oran
William E. Kirwan	James V. Pickett
David P. Lauer	Peter H. Rothschild
Jerry W. Levin	John R. Thompson

In making its determination that the foregoing Directors are independent, the Board considered all relevant facts and circumstances, not merely from the standpoint of the Director, but also from that of persons or organizations with which the Director has an affiliation. In evaluating each Director’s independence, the Board considers relationships that may include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others. During its evaluation, the Board considered Mr. Lauer’s continuing directorship with Huntington Bancshares and the possibility that its subsidiary, The Huntington Bank, could from time to time be involved in financial transactions with the Company.

CERTAIN TRANSACTIONS INVOLVING MANAGEMENT OR 5% SHAREHOLDERS

Effective May 1, 2006, David J. Near assumed the position of Chief Operations Officer at the Company. Mr. Near and his brother, Jason, each have a 50% interest in Pisces Foods, L.P., a franchisee of Wendy’s that operates 30 Wendy’s restaurants in the Austin, Texas market. As a franchisee of the Company, Pisces Foods, L.P. paid $1,804,002 in royalties, $1,353,004 to the advertising fund and $25,000 in other fees (for all 30 restaurants combined) in fiscal 2007. Pisces Foods, L.P. also received remodel incentive payments of $175,000 in fiscal 2007. Pisces Foods, L.P. also purchases in the normal course of its operations certain food products, supplies and other items from the Company on terms similar to those offered to the Company’s other franchisees with no preferential terms or provisions. Pisces Foods, L.P. previously entered into the Company’s standard franchisee agreement for each restaurant it operates, and the terms of those franchise agreements are similar to the agreements governing the Company’s other franchisees with no preferential terms or provisions. In connection with assuming his role at the Company, Mr. Near has relinquished management of the day-to-day operations of Pisces Foods, L.P. to his brother. Notwithstanding the foregoing, David Near expects to continue for the foreseeable future, to retain his ownership interest in Pisces Foods, L.P.

With respect to conflicts of interest that may arise from time to time between the Company and any of the Directors, the Governance Guidelines state that the Board, after consulting with counsel, determines whether conflicts of interest exist on a case-by-case basis, with the objective, among others, that the Directors voting on an issue are not conflicted with respect to that issue. The Directors expect that each of them will disclose actual or potential conflicts to further these objectives. In addition, not less than annually, each Director affirms the existence or absence of actual or potential conflicts and that affirmation is reported to the Nominating and Corporate Governance Committee.

The Board has assigned responsibility for reviewing related party transactions to its Audit Committee. The Audit Committee has adopted a written policy pursuant to which all transactions between the Company or its subsidiaries and any Director or Officer must be submitted to the Audit Committee for consideration prior to the consummation of the transaction. The Audit Committee reports to the Board, for its review, on all related party transactions considered.

Item 14.	Principal Accounting Fees and Services.

The Board of Directors has determined that all current Audit Committee members are financially literate and that each of Thomas F. Keller, David P. Lauer and James V. Pickett is an “audit committee financial expert” as such term is defined by the SEC under Item 407(d) of Regulation S-K. The Board of Directors has affirmatively determined that each current member of the Audit Committee is independent in accordance with the listing standards of the New York Stock Exchange.

The Audit Committee has adopted a policy under which audit and non-audit services to be rendered by the Company’s independent registered public accounting firm are pre-approved. The Committee’s Pre-Approval Policy can be found on the Company’s corporate and investor website. No services were provided by the independent registered public accounting firm in 2007 that were approved by the Committee under SEC Regulation S-X Section 2-01(c)(7)(i)(C) (which addresses certain services considered de minimus approved by the Committee after such services have been performed).

Audit and Other Service Fees

The following table sets forth the aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for each of the last two fiscal years of the Company.

	2007	2006
Audit fees (1)	$1,399,900	$2,384,000
Audit-related fees (2)	$454,800	$870,800
Tax fees (3)	$67,000	$110,900
All other fees (4)	$0	$0
Total	$1,921,700	$3,365,700
(1)	Includes services rendered for the integrated audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q and other audit services normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.
(2)	Includes assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements not reported as “audit fees”. Audit-related fees for both years include accounting research and services provided to advertising funds.
(3)	Includes services rendered for tax compliance, tax advice and tax planning. Tax fees for both years primarily include services related to the organization of the Company’s subsidiaries, other tax and tax planning advice and services rendered in connection with federal and international tax audits.
(4)	No products or services were provided to the Company other than those reported as audit, audit-related or tax fees.

AUDIT COMMITTEE REPORT

In performing its responsibilities, the Audit Committee, in addition to other activities, (i) reviewed and discussed the Company’s audited financial statements with management; (ii) discussed with PricewaterhouseCoopers LLP the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as modified or supplemented, and the Public Company Accounting Oversight Board’s Auditing Standard No. 5 (An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements); and (iii) received the letter from PricewaterhouseCoopers LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as modified or supplemented, and discussed with PricewaterhouseCoopers LLP the firm’s independence. Based on these reviews, discussions and activities, the Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for fiscal 2007 for filing with the SEC.

The Audit Committee considered whether the provision of non-audit services by PricewaterhouseCoopers LLP was compatible with maintaining such firm’s independence.

Respectfully submitted,

Audit Committee

Thomas F. Keller, Chair

David P. Lauer

Stuart I. Oran

James V. Pickett

John R. Thompson

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	(1) and (2)—The following Consolidated Financial Statements of Wendy’s International, Inc. and Subsidiaries, included in Item 8 of the Form 10-K filed on February 27, 2008.

Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Income—Years ended December 30, 2007, December 31, 2006 and January 1, 2006.

Consolidated Balance Sheets—December 30, 2007 and December 31, 2006.

Consolidated Statements of Cash Flows—Years ended December 30, 2007, December 31, 2006 and January 1, 2006.

Consolidated Statements of Shareholders’ Equity—Years ended December 30, 2007, December 31, 2006 and January 1, 2006.

Consolidated Statements of Comprehensive Income—Years ended December 30, 2007, December 31, 2006 and January 1, 2006.

Notes to the Consolidated Financial Statements.

(3)	Listing of Exhibits—The accompanying Index to Exhibits beginning on page 45 is filed as part of this Form 10-K. Management contracts and compensatory plans required to be filed as exhibit to this Form 10-K have been identified as such in the Index to Exhibits.

(b)	Exhibits filed with this report are listed in the Index to Exhibits beginning on page 45.

(c)	The following Consolidated Financial Statement Schedule of Wendy’s International, Inc. and Subsidiaries is included in Item 15(c): II—Valuation and Qualifying Accounts.

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

WENDY’S INTERNATIONAL, INC.

By:	/s/ KERRII B. ANDERSON 4/28/08
Kerrii B. Anderson Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ KERRII B. ANDERSON 4/28/08		/s/ JOSEPH J. FITZSIMMONS* 4/28/08
Kerrii B. Anderson, Chief Executive Officer and President, Director		Joseph J. Fitzsimmons, Executive Vice President and Chief Financial Officer

/s/ BRENDAN P. FOLEY, JR.* 4/28/08		/s/ ANN B. CRANE* 4/28/08
Brendan P. Foley, Jr., Senior Vice President, General Controller and Assistant Secretary		Ann B. Crane, Director

/s/ JANET HILL* 4/28/08		/s/ THOMAS F. KELLER* 4/28/08
Janet Hill, Director		Thomas F. Keller, Director

/s/ WILLIAM E. KIRWAN* 4/28/08		/s/ DAVID P. LAUER* 4/28/08
William E. Kirwan, Director		David P. Lauer, Director

/s/ JERRY W. LEVIN* 4/28/08		/s/ J. RANDOLPH LEWIS* 4/28/08
Jerry W. Levin, Director		J. Randolph Lewis, Director

/s/ JAMES F. MILLAR* 4/28/08		/s/ STUART I. ORAN* 4/28/08
James F. Millar, Director		Stuart I. Oran, Director

/s/ JAMES V. PICKETT* 4/28/08		/s/ PETER H., ROTHSCHILD* 4/28/08
James V. Pickett, Chairman of the Board		Peter H. Rothschild, Director

/s/ JOHN R. THOMPSON* 4/28/08
John R. Thompson, Director
	*By:	/s/ KERRII B. ANDERSON 4/28/08
Kerrii B. Anderson, Attorney-in-Fact

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit	Description	Where Found

3(a)	Articles of Incorporation, as amended to date	Incorporated herein by reference from Exhibit 3(a) of Form 10-K for the year ended January 3, 1999.

(b)	New Regulations, as amended	Incorporated herein by reference from Exhibit 3 of Form 10-Q for the quarter ended March 31, 2002.

4(a)*	Indenture between the Company and Bank One, National Association, pertaining to 6.25% Senior Notes due November 15, 2011 and 6.20% Senior Notes due June 15, 2014	Incorporated herein by reference from Exhibit 4(i) of Form 10-K for the year ended December 30, 2001.

(b)	Amended and Restated Rights Agreement between the Company and American Stock Transfer and Trust Company	Incorporated herein by reference from Exhibit 1 of Amendment No. 2 to Form 8-A/A Registration Statement, File No. 1-8116, filed on December 8, 1997.

(c)	Amendment No. 1 to the Amended and Restated Rights Agreement between the Company and American Stock Transfer and Trust Company	Incorporated herein by reference from Exhibit 2 of Amendment No. 3 to Form 8-A/A Registration Statement, File No. 1-8116, filed on January 26, 2001.

(d)†	Amended and Restated Deferred Compensation Plan	Incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended September 30, 2007.

10(a)†	Sample Restated Key Executive Agreement between the Company and Messrs. Catherwood, Cava, Foley, McCorkle, Near, and Mrs. Anderson	Incorporated herein by reference from Exhibit 10(a) of Form 10-K for the year ended January 3, 1999.

(b)†	Sample Change in Control Agreement for Key Employees between the Company and Mr. Fitzsimmons	Incorporated herein by reference from Exhibit 10 of Form 10-Q for the quarter ended April 1, 2007.

(c)†	Assignment of Rights Agreement between the Company and Mr. Thomas	Incorporated herein by reference from Exhibit 10(c) of Form 10-K for the year ended December 31, 2000.

(d)†	Senior Executive Annual Performance Plan	Incorporated herein by reference from Annex B to the Company’s Definitive 2007 Proxy Statement, dated March 12, 2007.

(e)†	Executive Annual Performance Plan, as amended	Incorporated herein by reference from Exhibit 10(d) of Form 10-K for the year ended December 31, 2006.

(f)†	Supplemental Executive Retirement Plan	Incorporated herein by reference from Exhibit 10(f) of Form 10-K for the year ended December 29, 2002.

(g)†	First Amendment to Supplemental Executive Retirement Plan	Incorporated herein by reference from Exhibit 10(f) of Form 10-K for the year ended December 31, 2006.

(h)†	Amended and Restated Supplemental Executive Retirement Plan No. 2	Incorporated herein by reference from Exhibit 10(b) of Form 10-Q for the quarter ended September 30, 2007.

(i)†	Supplemental Executive Retirement Plan No. 3	Incorporated herein by reference from Exhibit 10(c) of Form 10-Q filed for the quarter ended September 30, 2007.

(j)†	1990 Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(c) of Form 10-Q for the quarter ended October 1, 2006.

(k)†	WeShare Stock Option Plan, as amended	Incorporated herein by reference from Exhibit 10(l) of Form 10-K for the year ended December 28, 2003.

(l)†	2003 Stock Incentive Plan, as amended and restated	Incorporated herein by reference from Exhibit 10(f) of Form 10-Q for the quarter ended April 2, 2006.

Exhibit	Description	Where Found
(m)†	2007 Stock Incentive Plan	Incorporated herein by reference from Annex C to the Company’s Definitive 2007 Proxy Statement, dated March 12, 2007.

(n)†	First Amendment to the 2007 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10(d) of Form 10-Q for the quarter ended September 30, 2007.

(o)†	Sample Restricted Stock Award Agreement (without non-compete granted in 2004)	Incorporated herein by reference from Exhibit 10(p) of Form 10-K for the year ended January 2, 2005.

(p)†	Sample Restricted Stock Award Agreement (with non-compete granted in 2005)	Incorporated herein by reference from Exhibit 10(d) of Form 10-Q for the quarter ended April 3, 2005.

(q)†	Sample Formula Restricted Stock Award Agreement (without non-compete granted in 2004)	Incorporated herein by reference from Exhibit 10(q) of Form 10-K for the year ended January 2, 2005.

(r)†	Sample Formula Restricted Stock Award Agreement (with non-compete granted in 2005)	Incorporated herein by reference from Exhibit 10(b) of Form 10-Q for the quarter ended April 2, 2006.

(s)†	Sample Formula Restricted Stock Unit Award Agreement (granted in 2006)	Incorporated herein by reference from Exhibit 10(c) of Form 10-Q for the quarter ended April 2, 2006.

(t)†	Sample Formula Restricted Stock Unit Award Agreement (current model for non-employee directors)	Incorporated herein by reference from Exhibit 10(g) of Form 10-Q for the quarter ended September 30, 2007.

(u)†	Sample Stock Unit Award Agreement (ratable vesting, granted in 2005 and 2006)	Incorporated herein by reference from Exhibit 10(d) of Form 10-Q for the quarter ended April 2, 2006.

(v)†	Sample Stock Unit Award Agreement (current model, ratable vesting)	Incorporated herein by reference from Exhibit 10(b) of Form 10-Q for the quarter ended July 1, 2007.

(w)†	Sample Stock Unit Award Agreement (current model, cliff vesting)	Incorporated herein by reference from Exhibit 10(c) of Form 10-Q for the quarter ended July 1, 2007.

(x)†	Sample Stock Unit Award Agreement (payable following termination except if for cause)	Incorporated herein by reference from Exhibit 10(x) of Form 10-K for the year ended December 30, 2007.

(y)†	Sample Stock Unit Award Agreement (ratable vesting with constructive discharge)	Incorporated herein by reference from Exhibit 10(y) of Form 10-K for the year ended December 30, 2007.

(z)†	Amended and Restated 2006 Performance Share Award Agreement (no rights accrue until after performance measurement period ends)	Incorporated herein by reference from Exhibit 10(e) of Form 10-Q for the quarter ended September 30, 2007.

(aa)†	Sample Amended and Restated 2006 Performance Share Award Agreement (certain rights accrue on date of grant)	Incorporated herein by reference from Exhibit 10(aa) of Form 10-K for the year ended December 30, 2007.

(bb)†	Sample Performance Unit Award Agreement (current model)	Incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended July 1, 2007.

(cc)†	Sample Indemnification Agreement between the Company and each of Messrs. Keller, Kirwan, Lauer, Levin, Lewis, Millar, Oran, Pickett, Rothschild, Thompson and Mses. Anderson, Crane and Hill	Incorporated herein by reference from Exhibit 10 of Form 10-Q for the quarter ended June 29, 2003.

(dd)†	Sample Indemnification Agreement for officers and employees of the Company and its subsidiaries	Incorporated herein by reference from Exhibit 10 of Form 8-K filed July 12, 2005.

(ee)†	Agreement among the Company, Trian Fund Management, L.P. and Certain Affiliates and Sandell Asset Management Corp. and Certain Affiliates dated March 2, 2006	Incorporated herein by reference from Exhibit 10(v) of Form 10-K for the year ended January 1, 2006.

(ff)†	Retirement Agreement of John T. Schuessler	Incorporated herein by reference from Exhibit 10(a) of Form 10-Q for the quarter ended April 2, 2006.

Exhibit	Description	Where Found

(gg)†	Agreement with David Near	Incorporated herein by reference from Exhibit 10(d) of Form 10-Q for the quarter ended October 1, 2006.

(hh)†	Settlement Agreement and Release with John M. Deane	Incorporated herein by reference from Exhibit 10 of Form 8-K filed June 6, 2006.

(ii)†	Form of Retention Letter entered into with Messrs. Catherwood and Cava	Incorporated herein by reference from Exhibit 10 of Form 8-K filed June 12, 2006.

(jj)†	Stock Purchase Agreement related to Baja Fresh Mexican Grill	Incorporated herein by reference from Exhibit 10(y) of Form 10-K for the year ended December 31, 2006.

(kk)†	Employment Agreement with Kerrii B. Anderson	Incorporated herein by reference from Exhibit 10(z) of Form 10-K for the year ended December 31, 2006.

21	Subsidiaries of the Registrant	Incorporated herein by reference from Exhibit 21 of Form 10-K for the year ended December 30, 2007.

23	Consent of PricewaterhouseCoopers LLP	Incorporated herein by reference from Exhibit 23 of Form 10-K for the year ended December 30, 2007.

24	Powers of Attorney	Incorporated herein by reference from Exhibit 24 of Form 10-K for the year ended December 30, 2007.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Incorporated herein by reference from Exhibit 31(a) of Form 10-K for the year ended December 30, 2007.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Incorporated herein by reference from Exhibit 31(b) of Form 10-K for the year ended December 30, 2007.

31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Attached hereto

31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Attached hereto

32(a)	Section 1350 Certification of Chief Executive Officer	Incorporated herein by reference from Exhibit 32(a) of Form 10-K for the year ended December 30, 2007.

32(b)	Section 1350 Certification of Chief Financial Officer	Incorporated herein by reference from Exhibit 32(b) of Form 10-K for the year ended December 30, 2007.

32(c)	Section 1350 Certification of Chief Executive Officer	Attached hereto

32(d)	Section 1350 Certification of Chief Financial Officer	Attached hereto

99	Safe Harbor under the Private Securities Litigation Reform Act 1995	Attached hereto

*	Neither the Company nor its subsidiaries are party to any other instrument with respect to long-term debt for which securities authorized thereunder exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of instruments with respect to long-term debt of lesser amounts will be furnished to the Commission upon request.
†	Indicates a management contract or compensatory plan.