Form 10-Q
period 2008-03-30
WENDYS INTERNATIONAL INC
filed 2008-05-08
CIK 105668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008
Common shares, $.10 stated value Exhibit index on page 26	87,651,000 shares

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	(In thousands, except per share data)
	Quarter Ended March 30, 2008	Quarter Ended April 1, 2007
Revenues
Sales	$513,017	$522,944
Franchise revenues	69,174	67,220

	582,191	590,164

Costs and expenses
Cost of sales	319,830	324,061
Company restaurant operating costs	151,244	152,388
Operating costs	6,844	3,935
Depreciation of property and equipment	28,806	28,052
General and administrative expenses	53,236	50,822
Restructuring and Special Committee related charges	6,863	1,031
Other expense, net	1,454	1,318

Total costs and expenses	568,277	561,607

Operating income	13,914	28,557
Interest expense	(9,107)	(12,207)
Interest income	2,154	5,416

Income from continuing operations before income taxes	6,961	21,766
Income tax expense	2,818	7,285

Income from continuing operations	4,143	14,481
Income from discontinued operations	0	206

Net income	$4,143	$14,687

Basic earnings per common share from continuing operations	$.05	$.15

Diluted earnings per common share from continuing operations	$.05	$.15

Basic earnings per common share from discontinued operations	$.00	$.00

Diluted earnings per common share from discontinued operations	$.00	$.00

Basic earnings per common share	$.05	$.15

Diluted earnings per common share	$.05	$.15

Dividends declared and paid per common share	$0.125	$.085

Basic shares	87,405	94,605

Diluted shares	88,284	95,706

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	(Dollars in thousands)
	March 30, 2008	December 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$210,207	$211,200
Accounts receivable, net	62,525	72,069
Deferred income taxes	6,701	7,304
Inventories and other	27,123	29,590
Advertising fund restricted assets	41,251	42,665
Assets held for disposition	4,031	3,338

	351,838	366,166

Property and equipment	2,122,844	2,119,140
Accumulated depreciation	(886,088)	(872,255)

	1,236,756	1,246,885

Goodwill	84,479	84,001
Deferred income taxes	4,788	4,899
Intangible assets, net	2,616	2,704
Other assets	81,116	84,742

	$1,761,593	$1,789,397

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	(Dollars in thousands)
	March 30, 2008	December 30, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$78,052	$85,662
Accrued expenses:
Salaries and wages	24,972	39,157
Taxes	30,758	31,033
Insurance	60,037	57,190
Other	67,032	45,612
Advertising fund restricted liabilities	40,559	35,760
Current portion of long-term obligations	1,687	26,591

	303,097	321,005

Long-term obligations
Term debt	521,385	521,343
Capital leases	21,830	21,680

	543,215	543,023

Deferred income taxes	43,047	45,351
Other long-term liabilities	75,702	75,887
Commitments and contingencies
Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share, Authorized: 200,000,000 shares, Issued: 130,259,000 and 130,241,000 shares, respectively	13,026	13,024
Capital in excess of stated value	1,114,095	1,110,363
Retained earnings	1,281,081	1,287,963
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	24,063	28,949
Pension liability	(18,555)	(18,990)

	2,413,710	2,421,309
Treasury stock at cost: 42,844,000 shares	(1,617,178)	(1,617,178)

	796,532	804,131

	$1,761,593	$1,789,397

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	(In thousands)
	Quarter Ended March 30, 2008	Quarter Ended April 1, 2007
Net cash provided by operating activities from continuing operations	$56,109	$55,120
Net cash used in operating activities from discontinued operations	0	(204)

Net cash provided by operating activities	56,109	54,916

Cash flows from investing activities
Proceeds from property dispositions	3,790	5,228
Proceeds from insurance settlements	2,995	0
Capital expenditures	(30,467)	(23,972)
Acquisitions of franchisees	(2,553)	0
Other investing activities	(349)	(738)

Net cash used in investing activities from continuing operations	(26,584)	(19,482)
Net cash used in investing activities from discontinued operations	0	(55)

Net cash used in investing activities	(26,584)	(19,537)

Cash flows from financing activities
Excess stock-based compensation tax benefits	67	734
Proceeds from employee stock options exercised	153	2,572
Repurchase of common stock	0	(282,524)
Principal payments on debt obligations	(18,925)	(8,348)
Dividends paid on common shares	(10,924)	(8,136)

Net cash used in financing activities	(29,629)	(295,702)

Effect of exchange rate changes on cash from continuing operations	(889)	82
Net decrease in cash and cash equivalents	(993)	(260,241)

Cash and cash equivalents at beginning of period	211,200	457,614
Add: Cash and cash equivalents of discontinued operations at beginning of period	0	2,273
Net decrease in cash and cash equivalents	(993)	(260,241)
Less: Cash and cash equivalents of discontinued operations at end of period	0	(3,497)

Cash and cash equivalents at end of period	$210,207	$196,149

Supplemental disclosures:
Interest paid from continuing operations	$653	$508
Income taxes refunded, net	(4,579)	(10,579)
Capitalized lease obligations incurred from continuing operations	399	543

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 MANAGEMENT’S STATEMENT

In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary for a fair statement of the consolidated condensed financial position of Wendy’s International, Inc. and subsidiaries (the “Company”) as of March 30, 2008 and December 30, 2007, and the consolidated condensed results of operations and comprehensive income (see Note 7) for the quarters ended March 30, 2008 and April 1, 2007 and consolidated condensed cash flows for the quarters ended March 30, 2008 and April 1, 2007. All of these financial statements are unaudited. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2007 Form 10-K. The December 30, 2007 Consolidated Condensed Balance Sheet was derived from the audited Consolidated Financial Statements contained in the Company’s 2007 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

On July 29, 2007, the Company completed the sale of Cafe Express. Accordingly, the results of operations for this business are reflected as discontinued operations for the period ended April 1, 2007 (see Note 6). Cafe Express was previously reported in the Developing Brand segment.

In the second quarter of 2007, the Company added the Restructuring and Special Committee related charges line to the Consolidated Condensed Statements of Income, which required the reclassification of $1.0 million of restructuring costs out of Other expense, net in the first quarter of 2007 for purposes of comparability.

NOTE 2 NET INCOME PER SHARE

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options, restricted stock and restricted stock units, when outstanding and dilutive.

The computation of diluted earnings per common share excludes options to purchase 0.8 million shares for the quarter ended March 30, 2008, because the exercise prices of these options were greater than the average market price of the common shares, and therefore, they were antidilutive. There were no options excluded from the computation of diluted earnings per common share for the quarter ended April 1, 2007 as they were all dilutive.

The computations of basic and diluted earnings per common share are shown below:

(In thousands, except per share data)	Quarter Ended
	March 30, 2008	April 1, 2007
Income from continuing operations for computation of basic and diluted earnings per common share	$4,143	$14,481
Income from discontinued operations for computation of basic and diluted earnings per common share	0	206

Net income for computation of basic and diluted earnings per common share	$4,143	$14,687

Weighted average shares for computation of basic earnings per common share	87,405	94,605
Effect of dilutive stock options and restricted shares	879	1,101

Weighted average shares for computation of diluted earnings per common share	88,284	95,706

Basic earnings per common share from continuing operations	$0.05	$0.15
Basic earnings per common share from discontinued operations	$0.00	$0.00

Total basic earnings per common share	$0.05	$0.15

Diluted earnings per common share from continuing operations	$0.05	$0.15
Diluted earnings per common share from discontinued operations	$0.00	$0.00

Total diluted earnings per common share	$0.05	$0.15

NOTE 3 STOCK-BASED COMPENSATION

The Company recorded the following stock compensation expense:

(In thousands)	Quarter Ended
	March 30, 2008	April 1, 2007
Continuing operations:
Before-tax	$3,476	$2,720
After-tax	$2,205	$1,692
Discontinued operations:
Before-tax	$0	$40
After-tax	$0	$25
Total:
Before-tax	$3,476	$2,760
After-tax	$2,205	$1,717

The increase in stock compensation recognized in continuing operations in the quarter ended March 30, 2008 compared to the quarter ended April 1, 2007 is primarily attributed to additional awards granted after the first quarter of 2007. The decrease in stock compensation expense recognized in discontinued operations in the quarter ended March 30, 2008 compared to the quarter ended April 1, 2007 is due to the absence of expense related to Cafe Express, which was disposed of in 2007.

NOTE 4 OTHER EXPENSE, NET

The following represents the components of other expense, net on the Consolidated Condensed Statements of Income for each of the periods presented:

(In thousands)	Quarter Ended
	March 30, 2008	April 1, 2007
Store closure costs	$3,321	$3,821
Equity investment income	(2,164)	(2,308)
Net gain from the sale of property	(584)	(1,078)
Other, net	881	883

Other expense, net	$1,454	$1,318

Store closure costs include asset impairments,asset write-offs and lease termination costs. Equity investment income primarily represents Wendy’s share of a 50/50 Canadian restaurant real estate joint venture between Wendy’s and Tim Hortons.

NOTE 5 INCOME TAXES

The effective income tax rate for the quarter ended March 30, 2008 was 40.5%, compared to 33.5% for the comparable period ended April 1, 2007 which benefited from non-recurring tax refund claims.

The Company has deducted cumulatively to date approximately $31.3 million in fees to certain advisors to the Special Committee of the Board of Directors. In the event a transaction takes place (see Note 19), a portion of these fees may be deemed as non-deductible resulting in up to approximately $11.0 million in additional tax expense for the period in which the transaction would occur.

NOTE 6 DISCONTINUED OPERATIONS

On July 29, 2007, the Company completed the sale of Cafe Express. Accordingly, the results of operations of Cafe Express are reflected as discontinued operations for the quarter ended April 1, 2007. According to the terms of the sale agreements, the disposition of Cafe Express was subject to certain working capital and other adjustments which have not been finalized. The impact of any such adjustments is not expected to have a material impact on the results of operations of the Company.

The table below presents the significant components of Cafe Express operating results included in income from discontinued operations for the quarter ended April 1, 2007.

Quarter Ended April 1, 2007
(In thousands)
Revenues	$8,350

Income before income taxes	331
Income tax expense	125

Income from discontinued operations, net of tax	$206

NOTE 7 CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

The components of other comprehensive (loss) income and total comprehensive (loss) income are shown below:

(In thousands)	Quarter Ended
	March 30, 2008	April 1, 2007
Net income	$4,143	$14,687

Other comprehensive (loss) income:
Translation adjustments	(4,886)	1,046
Pension liability (net of tax of $264 for the quarter ended March 30, 2008 and $467 for the quarter ended April 1, 2007)	435	770

Total other comprehensive (loss) income	(4,451)	1,816

Total comprehensive (loss) income	$(308)	$16,503

Other comprehensive income is comprised of translation adjustments related to fluctuations in the Canadian dollar and changes in the Company’s pension liability. There was a slight weakening in the Canadian dollar from the beginning of the first quarter of 2008 to the end of the first quarter of 2008 and a slight strengthening in the Canadian dollar from the beginning of the first quarter of 2007 to the end of the first quarter of 2007. At the end of the first quarter 2008, the Canadian exchange rate was $1.02 versus $0.98 at December 30, 2007. At the end of the first quarter 2007, the Canadian exchange rate was $1.15 versus $1.17 at December 31, 2006.

NOTE 8 DEBT

On February 29, 2008, the Company negotiated an amendment of its $200 million revolving credit facility which expires in September 2008. This amended revolving credit facility contains various covenants which, among other things: require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio; limit the amounts of assets that can be sold, shares that can be repurchased, liens that can be placed on the Company’s assets, indebtedness of subsidiaries to third parties (excluding indebtedness of The Wendy’s National Advertising Program, Inc.) and contingent and off-balance sheet liabilities that can exist; eliminate the Company’s ability to perform asset securitizations and sale and leaseback transactions; and establish the maintenance of minimum on-hand balances of cash and cash equivalents of $50.0 million. The Company was in compliance with these covenants as of March 30, 2008. If the Merger Agreement (see Note 19) is consummated, the amended $200 million revolving credit facility would not be available to the Company. The Company is charged interest on advances that varies based on the type of advance utilized by the Company, which is either an alternate base rate (greater of prime or Federal funds plus 0.5%) or a rate based on LIBOR plus a margin that varies based on the Company’s debt rating at the time of the advance. The Company is also charged a facility fee based on the total credit facility. This fee varies from 0.15% to 0.40% based on the Company’s debt rating. As of March 30, 2008, no amounts under this revolving credit facility were drawn.

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

The table below presents amortizable intangible assets as of March 30, 2008 and December 30, 2007:

(In thousands)	March 30, 2008			December 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and trademarks	$452	$(452)	$0	$452	$(452)	$0
Other	4,977	(2,361)	2,616	4,985	(2,281)	2,704

	$5,429	$(2,813)	$2,616	$5,437	$(2,733)	$2,704

Included in other above is $2.5 million and $2.6 million as of March 30, 2008 and December 30, 2007, respectively, net of accumulated amortization of $2.3 million and $2.2 million, respectively, related to the use of the name and likeness of Dave Thomas, the late founder of Wendy’s.

Total intangibles amortization expense was $0.1 million and $0.4 million for the quarters ended March 30, 2008 and April 1, 2007 respectively. The estimated annual intangibles amortization expense for the years 2009 through 2013 is approximately $0.3 million.

The changes in the carrying amount of goodwill for the quarter ended March 30, 2008 are as follows:

(In thousands)	Total
Balance at December 30, 2007	$84,001
Goodwill recorded in connection with acquisitions	825
Goodwill related to dispositions	(283)
Translations adjustments	(64)

Balance at March 30, 2008	$84,479

NOTE 10 ACQUISITIONS

During the quarter ended March 30, 2008, the Company acquired three restaurants from a franchisee for $2.6 million including $0.8 million of goodwill. No acquisitions occurred during the quarter ended April 1, 2007.

NOTE 11 FIXED ASSET DISPOSITIONS AND IMPAIRMENTS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified assets with a net book value of $4.0 million and $3.3 million as Assets held for disposition in the Consolidated Condensed Balance Sheets as of March 30, 2008 and December 30, 2007, respectively. Assets classified as held for disposition are no longer depreciated and are classified as held for disposition based on the Company’s intention to sell these assets within 12 months.

The following is a progression of Assets held for disposition.

(In thousands, except number of sites)	Number of Sites	Net Book Value	Gain on Sale
Balance at December 30, 2007	7	$3,338
Sold	(2)	(1,194)	$584
Transferred to property and equipment	(2)	(775)
Transferred from property and equipment	3	2,785
Impairments recorded		(123)

Balance at March 30, 2008	6	$4,031

The 2008 net gain of $0.6 million is classified as Other expense, net. During the quarter ended April 1, 2007, the Company sold nine sites classified as held for disposition at December 31, 2006, with a net book value of $3.8 million, for a net gain of $1.4 million, of which $1.1 million is classified as Other expense, net and $0.3 million is classified in Franchise revenues on the Consolidated Condensed Statements of Income.

As shown above, in 2008, two sites which were previously classified as held for disposition were reclassified to Property and equipment, net because these sites are no longer being actively marketed for sale. The effect on the Consolidated Statements of

Income related to the reclassification of these sites from Assets held for disposition was limited to depreciation expense and was not material. At March 30 2008, the net book value of Assets held for disposition included $2.4 million of land and $1.6 million of buildings and leasehold improvements.

Also during the quarter ended March 30, 2008, the Company sold 11 sites not classified as held for disposition with a net book value of $1.6 million. The Company recognized a gain of $0.1 million from the sale of these sites which is classified as Franchise revenues on the Consolidated Condensed Statements of Income. No sites not classified as held for disposition were sold by the Company during the quarter ended April 1, 2007.

During the first quarter of 2008 and 2007, the Company incurred $3.3 million and $3.8 million, respectively, of store closing charges, which are included in Other expense, net on the Consolidated Condensed Statements of Income. Total store closing costs included asset impairments and write-offs and lease termination costs.

NOTE 12 RESTRUCTURING RESERVES

The table below presents a reconciliation of the beginning and ending restructuring liabilities (included in Accrued expenses – other) at December 30, 2007 and March 30, 2008, respectively, related to the Company’s cost reduction plan initiated in 2006.

(In thousands)	Reduction in Force	Professional Fees	Total
Balance at December 30, 2007	$701	$10	$711
Expensed during the period	212	0	212
Paid during the period	(866)	0	(866)
Adjustments	4	(10)	(6)

Balance at March 30, 2008	$51	$0	$51

In the first quarter ended March 30, 2008, the Company recognized severance and related benefit costs. As of December 30, 2007 and March 30, 2008, all amounts associated with the cost reduction plan are classified as current liabilities.

The Company expects to pay all remaining restructuring liabilities in 2008. All of the above restructuring costs are included in the Restructuring and Special Committee related charges line on the Consolidated Condensed Statements of Income.

The Restructuring and Special Committee related charges line on the Consolidated Condensed Statements of Income for the first quarter ended March 30, 2008 also includes $6.7 million of primarily financial, legal advisory and due diligence fees related to the activities of the Special Committee formed in April 2007 by the Company’s Board of Directors. The Special Committee was formed to investigate strategic options including, among other things, revisions to the Company’s strategic plan, changes to its capital structure, or a possible sale, merger or other business combination (see Note 19).

NOTE 13 GUARANTEES AND INDEMNIFICATIONS

The Company has guaranteed certain lease and debt payments, primarily related to franchisees, amounting to $164.1 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for certain leases amounting to $18.7 million. These leases have been assigned to unrelated third parties, who have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $1.5 million in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years.

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

The Crew Plan discontinued employee participation and accruing additional employee benefits in 2001. In February 2006, the Company announced that it would freeze the ABP Plan as of December 31, 2006. Beginning January 1, 2007, no new participants entered the ABP Plan, although participant account balances continue to receive interest credits of approximately 6% on existing account balances. Beginning January 1, 2007, Company benefits credited to ABP Plan participant accounts which were historically made based on a percentage of participant salary and years of service are no longer made. In the fourth quarter of 2006, the Company decided to terminate the Plans. The Company has requested termination determination letters on the Plans from the IRS and has received approval of the termination by the Pension Benefit Guaranty Corporation. Once approved by the IRS, the Company intends to distribute individual account balances or purchase annuities to settle the account balances. The Company expects to recognize future pretax settlement charges up to $40 million, including up to $20 million in cash contributions to fund the Plans’ obligations when the Plans are terminated.

Net periodic pension cost for the Plans for the quarters ended March 30, 2008 and April 1, 2007 consisted of the following:

(In thousands)	Quarter Ended
	March 30, 2008	April 1, 2007
Interest cost	$966	$1,301
Expected return on plan assets	(913)	(1,244)
Amortization of net loss	598	713

Net periodic pension cost	$651	$770

NOTE 15 REVENUES

Revenues consisted of the following:

(In thousands)	Quarter Ended
	March 30, 2008	April 1, 2007
Retail sales:
Sales from company operated restaurants	$490,449	$500,339
Product sales to franchises	22,568	22,605

	513,017	522,944

Franchise revenues:
Rents and royalties	68,542	66,534
Franchise fees	498	369
Net gains on sales of properties to franchisees	134	317

	69,174	67,220

Total revenues	$582,191	$590,164

NOTE 16 SUMMARIZED FINANCIAL INFORMATION

Summarized financial information for the Company’s 50/50 Canadian restaurant real estate joint venture between Wendy’s and Tim Hortons Inc. is shown below (see Note 4).

(In thousands)	Quarter Ended
	March 30, 2008	April 1, 2007
Sales	$8,304	$7,072
Gross profit	$5,462	$4,512
Net income	$5,319	$4,531

NOTE 17 FAIR VALUE

At March 30, 2008 and December 30, 2007, cash and cash equivalents included $156.7 million and $156.5 million, respectively, of institutional money market fund investments. These investments are measured at fair value using quoted market prices for identical assets (the highest Level 1 fair value measure identified by Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”).

NOTE 18 RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements, but does not require any new fair value measurements. The Company adopted SFAS No. 157 in 2008 for financial assets and liabilities and the adoption did not have a material impact on the Company. The effective date of this statement for nonfinancial assets and nonfinancial liabilities was deferred by FASB Staff Position FAS 157, “Effective date of FASB Statement No. 157”, and is now effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for nonfinancial assets and liabilities is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date measured at fair values as of that date. This Statement changes the accounting for acquisition-related costs and restructuring costs, now requiring those costs to be recognized separately from the acquisition. This Statement also makes various other amendments to the authoritative literature intended to provide additional guidance or to conform the guidance in that literature to that provided in this Statement. SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R).

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities in order to provide adequate information about how those activities affect the entity’s financial position, financial performance and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 161.

NOTE 19 SUBSEQUENT EVENT

In April 2007, the Company announced that its Board of Directors, acting unanimously, had formed a Special Committee of independent directors to investigate strategic options for the Company. These options, among other things, included revisions to the Company’s strategic plan, changes to its capital structure, or a possible sale, merger or other business combination. On April 23, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Triarc Companies, Inc., a Delaware corporation (“Triarc”), and Green Merger Sub, Inc., an Ohio corporation and a wholly-owned subsidiary of Triarc (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Triarc (the “Merger”). The Merger has been approved by the board of directors of both the Company and Triarc.

Pursuant to the terms of the Merger Agreement, each common share of the Company will be converted into the right to receive 4.25 (the “Exchange Ratio”) shares of Class A Common Stock, par value $0.10 per share, of Triarc (the “Triarc Class A Common Stock”). The Company’s employee stock options and other equity awards will generally convert upon consummation of the Merger and without any action on the part of the holder into stock options and equity awards with respect to the Triarc Class A Common Stock, after giving effect to the Exchange Ratio. Cash will be paid to the Company’s shareholders in lieu of fractional shares of Triarc’s Class A Common Stock.

Each party’s obligation to consummate the Merger is subject to customary conditions, including shareholder approval of both companies and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Wendy’s International, Inc. and subsidiaries (the “Company”) completed the sale of Cafe Express on July 29, 2007. Accordingly, the after-tax operating results of Cafe Express now appear in the income from discontinued operations line on the Consolidated Condensed Statements of Income for all periods presented.

The Company’s reported net income was $4.1 million for first quarter 2008 compared to $14.7 million for first quarter 2007. Income from continuing operations decreased 71.4% in the first quarter 2008, from $14.5 million in 2007 to $4.1 million in 2008. The year over year decline was driven by lower operating income, which decreased 51.3% in the first quarter 2008 over the first quarter 2007. Both 2008 and 2007 first quarter results were impacted by restructuring charges and 2008 first quarter results were also impacted by costs associated with the Board of Director’s Special Committee which was formed to investigate strategic options for the Company (see “Management’s Outlook” section below). Without the Restructuring and Special Committee related charges as shown on the Consolidated Condensed Statements of Income, first quarter 2008 adjusted operating income was lower than 2007 by $8.8 million, or 29.8%. The Company uses adjusted operating income as an internal measure of operating performance. Management believes adjusted operating income provides a meaningful perspective of the underlying operating performance of the business.

The operating income results from continuing operations for the first quarter 2008 were driven by lower company operated restaurant margins (see below), increased general and administrative expenses of $2.4 million, higher franchisee incentives of $1.3 million and higher franchisee breakfast advertising support of $1.0 million. Company operated restaurant margins in the first quarter 2008 declined by 100 basis points over the first quarter 2007, primarily reflecting higher breakfast losses, lower sales and higher commodity costs, partially offset by labor efficiencies and menu price increases. First quarter 2008 U.S. company operated restaurant margins declined by 110 basis points over first quarter 2007 due primarily to the factors described above. The increase in general and administration expenses resulted primarily from higher professional and legal fees of $1.8 million, higher salaries and benefits of $1.2 million, 2008 convention expenses of $0.6 million as well as other higher expenses, all partially offset by lower bonus expense of $3.8 million.

Other factors that impacted the comparability of results included 2008 gains on the sale of properties totaling $0.6 million, compared to 2007 gains on the sale of properties of $1.1 million. Also, the 2008 results included $3.3 million in store closure charges, compared to 2007 store closure charges of $3.8 million. Average same-store sales results for U.S. company and franchised restaurants as a percentage change for the first quarter 2008 versus prior year are listed in the table below. One of the key indicators in the restaurant industry that management monitors to assess the health of the Company is average same-store sales. Franchisee operations are not included in the Company’s financial statements; however, franchisee sales result in royalties and rental income, which are included in the Company’s franchise revenues.

	Quarter Ended
	March 30, 2008	April 1, 2007
U.S. company	(1.6)%	3.8%
U.S. franchise	(0.1)%	3.7%

A summary of systemwide restaurants is included below.

Company Operated Restaurant Margins

The Company’s restaurant margins are computed as sales from company operated restaurants less cost of sales from company operated restaurants and company restaurant operating costs, divided by sales from company operated restaurants. Depreciation is not included in the calculation of company operated restaurant margins. Company operated restaurant margins declined to 7.6% in the first quarter of 2008, from 8.6% in the first quarter of 2007, primarily reflecting higher breakfast losses, lower sales and higher commodity costs, partially offset by labor efficiencies and menu price increases.

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

The $9.9 million decrease in sales in 2008 versus 2007 for the quarter is attributable to a decline in U.S. average same-store sales of 1.6% in the first quarter of 2008 versus a 3.8% increase in the first quarter of 2007 and a decline in the number of company operated restaurants, partially offset by higher sales in Canada and a stronger Canadian dollar. Total company operated restaurants open at March 30, 2008 were 1,407 versus 1,455 at April 1, 2007. The decline in company operated stores is due primarily to the sale of stores to franchisees.

The following table presents information for U.S. company operated restaurants for the quarters ended March 30, 2008 and April 1, 2007, and includes additional sales derived from the Company’s new breakfast program.

	Quarter Ended
	March 30, 2008	April 1, 2007
U.S. average same-store sales (decrease) increase	(1.6)%	3.8%
U.S. company operated restaurants open	1,267	1,308

Franchise Revenues

The Company’s franchise revenues include royalty income from franchisees, rental income from properties leased to franchisees, gains from the sales of properties to franchisees and franchise fees. Franchise fees cover various costs and expenses related to establishing a franchisee’s business.

The $2.0 million increase in franchise revenues versus 2007 was primarily driven by higher royalties of $1.1 million, reflecting a greater number of franchise stores open, a 14% stronger Canadian dollar and a Canadian franchise same-store sales increase of 4%. In addition to the increase in royalties, 2008 rents were also higher than 2007 by $0.9 million, driven primarily by an increase in franchise leased properties. Total franchise restaurants open at March 30, 2008 were 5,215 versus 5,203 at April 1, 2007.

The following table presents information for U.S. franchised restaurants for the quarters ended March 30, 2008 and April 1, 2007, respectively:

	Quarter Ended
	March 30, 2008	April 1, 2007
U.S. average same-store sales (decrease) increase	(0.1)%	3.7%
U.S. franchise restaurants open	4,650	4,641

Cost of Sales

Cost of sales includes food, paper and labor costs for company operated restaurants, and the cost of goods sold to franchisees related to kids’ meal toys and from the Company’s bun baking facilities. Of the total cost of sales, U.S. company operated restaurant cost of sales comprised approximately 85% in each period presented, while the remainder primarily represented Canadian company operated restaurants. Overall, cost of sales as a percent of sales increased 30 basis points in the first quarter 2008, from 62.0% in 2007 to 62.3% in 2008, respectively.

In the first quarter of 2008, U.S. company operated restaurant cost of sales as a percent of U.S. company operated restaurant sales were 61.0%, compared with 60.4% in 2007. U.S. food and paper costs in 2008 were 32.7% of U.S. company operated restaurant sales, compared with 32.4% in 2007. The increase in 2008 versus 2007 primarily reflects increased commodity costs, partially offset by menu price increases. Rising commodity prices negatively impacted U.S. company operated store margins 200 basis points in the first quarter 2008 compared to the first quarter 2007.

U.S. 2008 labor costs were 28.3% of U.S. company operated restaurant sales, compared with 28.0% in 2007. The increase in 2008 versus 2007 primarily reflects an average wage increase of approximately 3%, lower sales and incremental breakfast labor, substantially offset by menu price increases and labor cost-saving initiatives.

Company Restaurant Operating Costs

Company restaurant operating costs include costs necessary to manage and operate company restaurants, except cost of sales and depreciation. Of the total company restaurant operating costs, U.S. company stores comprised approximately 90% in each period presented, while the remainder primarily represented Canadian company stores. As a percent of sales, company restaurant operating costs increased to 29.5% in 2008, from 29.1% in 2007. The 2008 increase primarily reflects lower sales.

Operating Costs

Operating costs include rent expense and other costs related to properties subleased to franchisees, other franchisee related costs and costs related to operating and maintaining the Company’s bun baking facilities.

The $2.9 million increase in operating costs in 2008 compared to 2007 reflects incremental franchisee incentives of $1.3 million and breakfast advertising costs to support franchisees of $1.0 million. Spending to support franchisee breakfast advertising began in the second half of 2007.

General and Administrative Expenses

General and administrative expenses increased $2.4 million, or 4.7%, to $53.2 million in the first quarter 2008 versus $50.8 million in 2007. As a percent of revenues, general and administrative expenses for the first quarter 2008 were 50 basis points higher compared to prior year at 9.1% versus 8.6% for the first quarter 2007. The $2.4 million increase includes higher professional and legal fees of $1.8 million, higher salaries and benefits of $1.2 million, 2008 convention expenses of $0.6 million as well as other higher expenses. These increases were partially offset by lower 2008 bonus accruals of $3.8 million.

Restructuring and Special Committee Related Charges

During the first quarters of 2008 and 2007, the Company recognized $0.2 million and $1.0 million, respectively, of expenses for severance and professional fees related to its 2006 reduction in force as part of a cost reduction plan.

In 2008, the Company also recognized $6.7 million in primarily financial, legal advisory and due diligence fees related to the activities of the Special Committee formed by the Company’s Board of Directors and expects additional similar costs to be recorded in the future (see Management’s Outlook section for a further description). No Special Committee costs were recorded in the first quarter of 2007.

Other Expense, Net

Other expense, net, includes amounts that are not directly related to the Company’s primary business. These include expenses related to store closures, sales of properties to non-franchisees, joint venture income and reserves for legal issues.

The following is a summary of Other expense, net for the periods indicated:

(In thousands)	Quarter Ended
	March 30, 2008	April 1, 2007
Store closure costs	$3,321	$3,821
Equity investment income	(2,164)	(2,308)
Net gain from the sale of property	(584)	(1,078)
Other, net	881	883

Other expense, net	$1,454	$1,318

Store closure costs

Store closure charges for both quarters include asset impairments and write-offs and lease termination costs.

Equity investment income

Equity investment income primarily includes income from the Company’s 50/50 Canadian restaurant real estate joint venture with Tim Hortons Inc.

Net gain from the sale of property

The first quarter 2008 net gain from the sale of property reflects the sale of two properties and the first quarter 2007 net gain from the sale of property reflects the sale of nine properties.

Interest Expense

The $3.1 million decrease in interest expense in the first quarter 2008 versus 2007 reflects the pay down of the debt associated with the sale of approximately 40% of the Company’s 2007 royalty stream. (For further information on this transaction, see the Liquidity and Capital Resources section below.)

Interest Income

The $3.3 million decrease in interest income in the first quarter 2008 versus 2007, primarily reflects a reduction in cash balances as a result of the completion of an accelerated share repurchase using approximately $280 million of cash in the first quarter 2007, as well as a decrease in interest rates.

Income Taxes

The effective income tax rate for the quarter ended March 30, 2008 was 40.5%, compared to 33.5% for the comparable period ended April 1, 2007 which benefited from non-recurring tax refund claims.

Income from Discontinued Operations

The Company completed its sale of Cafe Express on July 29, 2007. Accordingly, the after-tax operating results of Cafe Express now appear as Income from discontinued operations on the Consolidated Condensed Statements of Income. Income from discontinued operations, net of tax, was $0.2 million for first quarter of 2007.

COMPREHENSIVE (LOSS) INCOME

Comprehensive loss was lower than net income by $4.5 million for the first quarter of 2008 and comprehensive income was higher by $1.8 million for the first quarter of 2007. The comprehensive loss in the first quarter 2008 was comprised of $4.9 million of unfavorable Canadian foreign currency translation adjustments, partially offset by $0.4 million of adjustments related to the Company’s pension liability. The first quarter 2007 comprehensive income included a $1.0 million favorable Canadian foreign currency translation adjustment and $0.8 million related to the Company’s pension liability. At the end of the first quarter 2008, the Canadian exchange rate was $1.02 versus $0.98 at December 30, 2007. At the end of the first quarter 2007, the Canadian exchange rate was $1.15 versus $1.17 at December 31, 2006.

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

Share repurchases have been a part of the ongoing financial strategy utilized by the Company, and normally these repurchases come from cash on hand, including the cash provided by option exercises. In the short term, the Company expects cash provided by stock option exercises to decrease because the Company did not grant stock options for the two years prior to 2007 and only approximately 2 million options were outstanding as of March 30, 2008.

The Company currently has a $500 million shelf registration and $200 million revolving credit facility, both of which were unused as of March 30, 2008. As of March 30, 2008, the Company was in compliance with the covenants under its revolving credit facility and the limits of its Senior Notes and Debentures.

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

Comparative Cash Flows

Cash flows from operations provided by continuing operations were $56.1 million compared to $55.1 million for the prior year. The 2008 increase was primarily due to changes in working capital related to the timing of cash receipts and disbursements, partially offset by lower income from continuing operations in 2008 versus 2007 and $4.6 million net tax refunds in 2008 versus net tax refunds of $10.6 million in 2007.

Net cash used in investing activities from continuing operations totaled $26.6 million in 2008 compared to $19.5 million in 2007. The $7.1 million increase in net cash used in 2008 reflects an increase in capital expenditures of $6.5 million, higher acquisitions of franchisees of $2.6 million and lower proceeds from property dispositions, partially offset by 2008 proceeds from insurance settlements of $3.0 million.

Financing activities from continuing operations used cash of $29.6 million in 2008 compared to $295.7 million in 2007. The $266.1 million decrease in 2008 net financing outflows primarily reflects the absence of $282.5 million of share repurchases in 2008, partially offset by higher 2008 debt repayments of $10.6 million, higher 2008 dividend payments of $2.8 million and lower 2008 proceeds from stock option exercises of $2.4 million.

Liquidity and Capital Resources

Cash flow from operations, cash and investments on hand, possible asset sales, cash available through existing revolving credit agreements and the possible issuance of securities should provide for the Company’s projected short-term and long-term cash requirements, including cash for capital expenditures, authorized share repurchases, dividends, repayment of debt, future acquisitions of restaurants from franchisees and other corporate purposes. As of March 30, 2008, the Company had $210.2 million of cash on its balance sheet.

On February 29, 2008, the Company negotiated a renewal of its $200 million revolving credit facility which expires in September 2008. This amended revolving credit facility contains various covenants which, among other things: require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio; limit the amounts of assets that can be sold, shares that can be repurchased, liens that can be placed on the Company’s assets, indebtedness of subsidiaries to third parties (excluding indebtedness of The Wendy’s National Advertising Program, Inc.) and contingent and off balance sheet liabilities that can exist; eliminate the Company’s ability to perform asset securitizations and sale and leaseback transactions; and establish the maintenance of minimum on-hand balances of cash and cash equivalents of $50.0 million. The Company was in compliance with these covenants as of March 30, 2008. The Company is charged interest on advances, that varies based on the type of advance utilized by the Company, which is either an alternate base rate (greater of prime or Federal funds plus 0.5%) or a rate based on LIBOR plus a margin that varies based on the Company’s debt rating at the time of the advance. The Company is also charged a facility fee based on the total credit facility. This fee varies from 0.15% to 0.40% based on the Company’s debt rating. As of March 30, 2008, no amounts under this revolving credit facility were drawn. If the Company consummates the Merger Agreement with Triarc (see “Change in Control” section below), the revolving credit facility would not be available to the Company.

In the fourth quarter of 2006, the Company entered into an agreement to sell approximately 40% of the Company’s U.S. royalty stream for a 14-month period to a third party in return for a cash payment in 2006 of $94.0 million. Royalties subject to the agreement relate to royalties payable to a subsidiary of the Company for both company operated and franchised stores. The cash received in 2006 was classified as debt and, as of March 30, 2008, the recorded debt was $0.1 million. This debt was fully repaid on April 15, 2008.

The Company’s 2007 Plan provides for equity compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance shares, performance units and share awards (collectively, “Awards”) to eligible employees and directors of the Company or its subsidiaries. The 2007 Plan authorizes up to 6 million common shares for grants of Awards. The common shares offered under the 2007 Plan may be authorized but unissued shares, treasury shares or any combination thereof. The Company expects that equity awards made in 2008 will be comprised primarily of stock options.

In 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to issue up to $500 million of securities. As of March 30, 2008, all of the $500 million of securities available under the above-mentioned Form S-3 filing remained unused.

Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt as BB- and Ba3, respectively. Standard & Poor’s has stated that the Company’s debt ratings remain on credit watch with negative implications. Moody’s has stated that it has placed the Company’s debt ratings on review for possible downgrade. On April 24, 2008, both Standard & Poor’s and Moody’s reaffirmed these ratings following the Company’s announcement of its Merger Agreement with Triarc (see “Special Committee and the Announced Definitive Merger Agreement” section below). As a result of the lower debt ratings, the Company could incur an increase in borrowing costs if it were to enter into new borrowing arrangements and can no longer access the capital markets through its commercial paper program. If the ratings should continue to decline, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include, among other things, sales and cost trends, the Company’s cash position, cash flow, capital expenditures, stability of earnings, decisions reached by the Special Committee and the consummation of the Merger Agreement with Triarc (see below). The Company does not have significant debt maturities until 2011.

The Company expects it is reasonably possible that approximately $10.3 million of its unrecognized tax benefits will be settled or refund claims will be received in the next 12 months.

MANAGEMENT’S OUTLOOK

Comprehensive Plan to Focus on the Wendy’s Brand

In October 2006, the Company announced a new plan to drive restaurant-level economic performance focused on product innovation, targeted marketing and operations excellence. Although some portions of the plan and the below specific initiatives could change under new management, which is currently anticipated if the announced definitive merger agreement is approved (see below), the components of the plan include:

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

Authorization of up to 35.4 million shares for repurchase

At March 30, 2008, approximately 4 million shares remained under the October 9, 2006 share repurchase authorization.

Special Committee and the Announced Definitive Merger Agreement

In April 2007, the Company announced that its Board of Directors, acting unanimously, had formed a Special Committee of independent directors to investigate strategic options for the Company. On April 23, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Triarc Companies, Inc., a Delaware corporation (“Triarc”), and Green Merger Sub, Inc., an Ohio corporation and a wholly-owned subsidiary of Triarc (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Triarc (the “Merger”). The Merger has been approved by the board of directors of both the Company and Triarc.

Pursuant to the terms of the Merger Agreement, each common share of the Company will be converted into the right to receive 4.25 (the “Exchange Ratio”) shares of Class A Common Stock, par value $0.10 per share, of Triarc (the “Triarc Class A Common Stock”). The Company’s employee stock options and other equity awards will generally convert upon consummation of the Merger and without any action on the part of the holder into stock options and equity awards with respect to the Triarc Class A Common Stock, after giving effect to the Exchange Ratio. Cash will be paid to the Company’s shareholders in lieu of fractional shares of Triarc’s Class A Common Stock.

In connection with the Merger Agreement, the Company amended its Amended and Restated Rights Agreement (as amended, the “Rights Agreement”). The amendment makes the Rights Agreement inapplicable to the Merger, the Merger Agreement and the associated voting agreements and provides for the expiration of the Rights (as defined in the Rights Agreement) immediately prior to the effective time of the Merger if the Rights have not otherwise expired. Also, the Merger Agreement provides that the Company will deliver or cause to be delivered, such officers certificates, opinions of counsel and supplemental indentures, if any, required by the indentures governing the Company’s 6.25% Senior Notes due 2011, 6.20% Senior Notes due 2014 and 7.00% Debentures due 2025, necessary to effect the Merger without any default or event of default arising as a result of the Merger.

Each party’s obligation to consummate the Merger is subject to customary conditions, including shareholder approval of both companies and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Change in Control

The consummation of the Merger Agreement will constitute a change in control for the purposes of the Company’s equity and other benefit plans. As a result, all outstanding, unvested equity awards will vest and become vested equity of Triarc, (except stock options awarded in April 2008, which will remain unvested equity of Triarc) and the Company will recognize compensation expense under SFAS No. 123R for that portion of award value not previously expensed.

Under the terms of certain of the Company’s annual incentive plans, the minimum amount payable to each participant for the year in which the change in control occurs will be the greatest of (i) the amount paid to the participant for the prior year, (ii) the amount payable assuming the target level of the performance objectives is achieved, and (iii) the amount that would be payable based on the Company’s actual performance through the date of the change in control.

In addition, under the annual incentive plans, following a change in control and prior to the payment of amounts for the fiscal year in which the change in control occurs, if a participant’s employment is terminated by the Company without “cause” or by the participant for “good reason” (as such terms are defined in the plans), the participant will be entitled to the amount otherwise payable for the fiscal year had the participant remained employed with the Company through the incentive payment date for such year. Further, if a participant’s employment is terminated without cause prior to a change in control, but the participant can reasonably demonstrate that the termination arose in connection with, or in anticipation of, a change in control, then the termination will be treated as if it occurred after a change in control, if a change in control actually occurs.

Under the terms of the Company’s non-qualified supplemental executive retirement plans, prior to a change in control the Company will be obligated to fund amounts payable under those plans into a rabbi trust.

The Company had previously entered into employment agreements with each of its Executive Officers as well as certain other Officers. The Company had also previously entered into a revised form of agreement with its Executive Vice President and Chief Financial Officer. Prior to a change in control the Company will be obligated to fund amounts payable under these agreements into the rabbi trust.

In addition to the above costs, other additional costs may be incurred related to employee retention as a result of the change in control.

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet” arrangements as of March 30, 2008 and December 30, 2007 as that term is described by the SEC, other than those described in Note 13 to the Consolidated Condensed Financial Statements.

MARKET RISK

The Company’s exposure to various market risks remains substantially the same as reported as of December 30, 2007. The Company’s disclosures about market risk are incorporated herein by reference from pages 39 through 41 of the Company’s 2007 Annual Report on Form 10-K filed with the SEC on February 27, 2008.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

SYSTEMWIDE RESTAURANTS

	As of March 30, 2008	As of December 30, 2007	Increase/ (Decrease) From Prior Quarter	As of April 1, 2007	Increase/ (Decrease) From Prior Year
Wendy’s
U.S
Company	1,267	1,274	(7)	1,308	(41)
Franchise	4,650	4,662	(12)	4,641	9

	5,917	5,936	(19)	5,949	(32)

Canada
Company	140	140	0	145	(5)
Franchise	237	236	1	231	6

	377	376	1	376	1

Other
International
Company	0	0	0	2	(2)
Franchise	328	333	(5)	331	(3)

	328	333	(5)	333	(5)

Total Wendy’s
Company	1,407	1,414	(7)	1,455	(48)
Franchise	5,215	5,231	(16)	5,203	12

	6,622	6,645	(23)	6,658	(36)

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements, but does not require any new fair value measurements. The Company adopted SFAS No. 157 in 2008 for financial assets and liabilities and the adoption did not have a material impact on the Company. The effective date of this statement for nonfinancial assets and nonfinancial liabilities was deferred by FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”, and is now effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for nonfinancial assets and liabilities is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date measured at their fair values as of that date. This Statement changes the accounting for acquisition-related costs and restructuring costs, now requiring those costs to be recognized separately from the acquisition. This Statement also makes various other amendments to the authoritative literature intended to provide additional guidance or to conform the guidance in that literature to that provided in this Statement. SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R).

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities in order to provide adequate information about how those activities affect the entity’s financial position, financial performance and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 161.

SAFE HARBOR STATEMENT

Certain information contained in this Form 10-Q, particularly information regarding future economic performance and finances, plans and objectives of management, is forward looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appears together with such statement. In addition, the following factors, in addition to other possible factors not listed, could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include: competition within the quick-service restaurant industry, which remains extremely intense, both domestically and internationally, with many competitors pursuing heavy price discounting; changes in economic conditions; changes in consumer perceptions of food safety; harsh weather, particularly in the first and fourth quarters; changes in consumer tastes; increases in inflation and food, labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new restaurant development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; changes in applicable accounting rules; the ability of the Company to successfully complete transactions designed to improve its return on investment; risks related to the execution of the Merger Agreement with Triarc or other factors set forth in Exhibit 99 attached hereto.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated by reference from the section titled “Market Risk” on page 20 of this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	The Company, under the supervision, and with the participation, of its management, including its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as contemplated by Exchange Act Rule 13a-15(b). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that such disclosure controls and procedures were effective.

(b)	No change was made in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to various legal proceedings arising in the ordinary course of business. Many of these are covered by the Company’s self-insurance or other insurance programs. Reserves related to the resolution of legal proceedings are included in Accrued expenses—Other. It is the opinion of the Company that the ultimate resolution of such matters will not materially affect the Company’s financial condition or earnings.

On April 25, 2008, a putative class action complaint was filed by Ethel Guiseppone, on behalf of herself and others similarly situated, against the Company, its directors, Triarc and Trian Partners in the Franklin County, Ohio Court of Common Pleas. The complaint alleges breach of fiduciary duties arising out of the approval of the Merger Agreement on April 23, 2008. The complaint seeks certification of the proceeding as a class action, preliminary and permanent injunctions against disenfranchising the purported class and consummating the Merger, other equitable relief, attorneys fees and other relief as the court deems proper and just.

Also on April 25, 2008, a putative derivative class action complaint was filed by Cindy Henzel, on behalf of herself and others similarly situated, and derivatively on behalf of the Company, against the Company and its directors in the Franklin County, Ohio Court of Common Pleas. The complaint alleges breach of fiduciary duties arising out of the approval of the Merger Agreement on April 23, 2008. The complaint seeks certification of the proceeding as a derivative and class action, preliminary and permanent injunctions against consummating the Merger, other equitable relief, attorneys fees and other relief as the court deems proper and just.

The Company believes that both of the above proceedings are without merit and intends to vigorously defend them. While the Company does not believe that any such claims, lawsuits or regulations will have a material adverse effect on its financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on net income for the period in which the ruling occurs or for future periods or a delay in the consummation of the Merger Agreement.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, including information under the heading “Special Committee and the Announced Definitive Merger Agreement” in Part I, Item 2 above, the reader should carefully consider the factors discussed in the Company’s Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

In addition, the execution of the Merger Agreement may give rise to other risk factors, including:

Failure to complete the Merger for any reason could adversely affect the Company’s stock price and the Company’s future business and financial results.

Completion of the Merger is conditioned upon, among other things, the receipt of certain regulatory and antitrust approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval of the Company’s and Triarc’s shareholders. There is no assurance that the Company will receive the necessary approvals or satisfy the other conditions necessary for completion of the Merger. Failure to complete the Merger would prevent the Company from realizing its anticipated benefits. The Company will also incur transaction costs, whether or not the Merger is completed (including the incurrence of additional compensation expense to retain employees) and, under certain circumstances, may be required to pay an amount equal to $10 million to Triarc if the Merger Agreement is terminated. In addition, the current market price of the Company’s common shares may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in the decline in the market price of the Company’s common shares.

The Company’s business could be adversely impacted by uncertainty related to the proposed Merger, whether or not the Merger is completed.

Whether or not the Merger is completed, the announcement and pendency of the Merger could impact or cause disruptions in the Company’s business, which could have an adverse effect on the Company’s results of operations, financial condition and success of the merger, including:

•

the Company’s employees may experience uncertainty about their future roles with the current and/or combined company, which might adversely affect the Company’s ability to retain and hire managers and other employees;

•

the attention of the Company’s management may be directed toward the completion of the Merger and transaction-related considerations and may be diverted from the day-to-day business operations of the Company’s business;

•

the Company’s franchisees may experience uncertainty about their relationship with the Company or the combined company following the Merger and these uncertainties may harm the Company’s relationships with its franchisees and may impair the Company’s ability to retain or attract franchisees; and

•	existing and potential litigation in connection with the Merger.

The anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

The Merger involves the integration of two companies that have previously operated independently. Prior to announcement, the Company did not conduct any integration planning for the two companies. It is probable that the two companies will devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if the business operations are integrated successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame.

Additional Information About the Merger and Where to Find It

In connection with the proposed Merger, Triarc will file with the SEC a Registration Statement on Form S-4 that will include a joint proxy statement of Triarc and the Company and that also constitutes a prospectus of Triarc. Triarc and the Company each will mail the proxy statement/prospectus to its shareholders. Triarc and the Company urge investors and security holders to read the proxy statement/prospectus regarding the proposed Merger when it becomes available because it will contain important information. Shareholders and others may obtain copies of all documents filed with the SEC regarding this transaction, free of charge, at the SEC’s website (www.sec.gov). Shareholders and others may also obtain these documents, free of charge, from Triarc’s website (www.triarc.com) under the heading “Investor Relations” and then under the item “SEC Filings and Annual Reports” and from the Company’s website (www.wendys.com) under the tab “Investors” and then under the heading “SEC Filings.”

Proxy Solicitation

Triarc, the Company and their respective directors, executive officers and certain other members of management and employees may be soliciting proxies from Triarc and the Company’s shareholders in favor of the shareholder approvals required in connection with the Merger. Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of Triarc and Company shareholders in connection with the shareholder approvals required in connection with the proposed Merger will be set forth in the proxy statement/prospectus when it is filed with the SEC. Shareholders and others can find information about Triarc’s executive officers and directors in its Annual Report on Form 10-K, as amended, filed with the SEC on April 25, 2008. Shareholders and others can find information about the Company’s executive officers and directors in its definitive proxy statement filed with the SEC on March 12, 2007 and its Annual Report on Form 10-K, as amended, filed with the SEC on April 28, 2008. Free copies of these documents can also be obtained from Triarc and the Company using the contact information above.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of common stock in the first quarter of 2008.

ITEM 6.	EXHIBITS

(a) Index to Exhibits on Page 26.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S INTERNATIONAL, INC. (Registrant)

Date: May 8, 2008	/s/ Kerrii B. Anderson
Kerrii B. Anderson
Chief Executive Officer and President

Date: May 8, 2008	/s/ Joseph J. Fitzsimmons
Joseph J. Fitzsimmons
Executive Vice President and Chief Financial Officer

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description	Page No.
2	Plan of Merger, dated as of April 23, 2008, by and among Wendy’s International, Inc., Triarc Companies, Inc., and Green Merger Sub, Inc.	Incorporated herein by reference from Exhibit 2.1 of Form 8-K filed on April 29, 2008.

4	Amendment No. 2 to amended and Restated Rights Agreement dated as of April 23, 2008, by and between Wendy’s International Inc. and American Stock Transfer and Trust Company	Incorporated herein by reference from Exhibit 4.1 of Form 8-K filed on April 29, 2008.

10	Voting Agreement dated as of April 23, 2008, by and among Wendy’s International, Inc. and the shareholders signatory thereto	Incorporated herein by referenced from Exhibit 10.1 of Form 8-K filed on April 29, 2008.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	27

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	28

32(a)	Section 1350 Certification of Chief Executive Officer	29

32(b)	Section 1350 Certification of Chief Financial Officer	30

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	31

The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instruments do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.