Form 10-Q
period 2008-06-29
WENDYS INTERNATIONAL INC
filed 2008-08-06
CIK 105668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2008
Common shares, $.10 stated value Exhibit index on page 29	88,104,000 shares

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	(In thousands, except per share data)
	Quarter Ended June 29, 2008	Quarter Ended July 1, 2007
Revenues
Sales	$556,085	$558,312
Franchise revenues	75,838	74,600

	631,923	632,912

Costs and expenses
Cost of sales	345,373	337,177
Company restaurant operating costs	156,205	152,405
Operating costs	8,076	4,852
Depreciation of property and equipment	29,886	28,749
General and administrative expenses	45,310	51,391
Restructuring and Special Committee related charges	10,053	10,605
Other income, net	(2,005)	(8,011)

Total costs and expenses	592,898	577,168

Operating income	39,025	55,744
Interest expense	(8,998)	(10,898)
Interest income	1,837	2,551

Income from continuing operations before income taxes	31,864	47,397
Income tax expense	11,948	18,115

Income from continuing operations	19,916	29,282
Loss from discontinued operations	0	(49)

Net income	$19,916	$29,233

Basic earnings per common share from continuing operations	$.23	$.34

Diluted earnings per common share from continuing operations	$.22	$.33

Basic earnings (loss) per common share from discontinued operations	$.00	$(.00)

Diluted earnings (loss) per common share from discontinued operations	$.00	$(.00)

Basic earnings per common share	$.23	$.34

Diluted earnings per common share	$.22	$.33

Dividends declared and paid per common share	$0.125	$0.125

Basic shares	87,766	87,216

Diluted shares	88,540	88,316

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	(In thousands, except per share data)
	Year-to-Date Ended June 29, 2008	Year-to-Date Ended July 1, 2007
Revenues
Sales	$1,069,102	$1,081,256
Franchise revenues	145,012	141,820

	1,214,114	1,223,076

Costs and expenses
Cost of sales	665,203	661,238
Company restaurant operating costs	307,449	304,793
Operating costs	14,920	8,787
Depreciation of property and equipment	58,692	56,801
General and administrative expenses	98,546	102,213
Restructuring and Special Committee related charges	16,916	11,636
Other income, net	(551)	(6,693)

Total costs and expenses	1,161,175	1,138,775

Operating income	52,939	84,301
Interest expense	(18,105)	(23,105)
Interest income	3,991	7,967

Income from continuing operations before income taxes	38,825	69,163
Income tax expense	14,766	25,400

Income from continuing operations	24,059	43,763
Income from discontinued operations	0	157

Net income	$24,059	$43,920

Basic earnings per common share from continuing operations	$.27	$.48

Diluted earnings per common share from continuing operations	$.27	$.48

Basic earnings per common share from discontinued operations	$.00	$.00

Diluted earnings per common share from discontinued operations	$.00	$.00

Basic earnings per common share	$.27	$.48

Diluted earnings per common share	$.27	$.48

Dividends declared and paid per common share	$0.25	$0.21

Basic shares	87,586	90,910

Diluted shares	88,412	92,011

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	(Dollars in thousands)
	June 29, 2008	December 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$221,916	$211,200
Accounts receivable, net	73,195	72,069
Deferred income taxes	9,876	7,304
Inventories and other	32,034	29,590
Advertising fund restricted assets	52,337	42,665
Assets held for disposition	4,566	3,338

Total current assets	393,924	366,166

Property and equipment	2,138,102	2,119,140
Accumulated depreciation	(903,458)	(872,255)

Property and equipment, net	1,234,644	1,246,885

Goodwill	83,923	84,001
Deferred income taxes	5,269	4,899
Intangible assets, net	2,982	2,704
Other assets	81,062	84,742

Total assets	$1,801,804	$1,789,397

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	(Dollars in thousands)
	June 29, 2008	December 30, 2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$77,058	$85,662
Accrued expenses:
Salaries and wages	26,881	39,157
Taxes	33,849	31,033
Insurance	62,722	57,190
Other	55,126	45,612
Advertising fund restricted liabilities	52,337	35,760
Current portion of long-term obligations	922	26,591

Total current liabilities	308,895	321,005

Long-term obligations
Term debt	521,426	521,343
Capital leases	21,663	21,680

Total long-term obligations	543,089	543,023

Deferred income taxes	53,048	45,351
Other long-term liabilities	77,538	75,887
Commitments and contingencies
Shareholders’ equity
Preferred stock, Authorized: 250,000 shares
Common stock, $.10 stated value per share, Authorized: 200,000,000 shares, Issued: 130,940,000 and 130,241,000 shares, respectively	13,094	13,024
Capital in excess of stated value	1,125,038	1,110,363
Retained earnings	1,290,042	1,287,963
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	25,431	28,949
Pension liability	(17,193)	(18,990)

	2,436,412	2,421,309
Treasury stock at cost: 42,844,000 shares	(1,617,178)	(1,617,178)

Total shareholders’ equity	819,234	804,131

Total liabilities and shareholders’ equity	$1,801,804	$1,789,397

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	(In thousands)
	Year-to-Date Ended June 29, 2008	Year-to-Date Ended July 1, 2007
Net cash provided by operating activities from continuing operations	$96,463	$123,488
Net cash provided by operating activities from discontinued operations	0	39

Net cash provided by operating activities	96,463	123,527

Cash flows from investing activities
Proceeds from property dispositions	4,209	10,137
Proceeds from insurance settlements	2,995	6,266
Capital expenditures	(58,964)	(44,969)
Acquisitions of franchisees	(2,553)	0
Other investing activities	143	(417)

Net cash used in investing activities from continuing operations	(54,170)	(28,983)
Net cash used in investing activities from discontinued operations	0	(174)

Net cash used in investing activities	(54,170)	(29,157)

Cash flows from financing activities
Excess stock-based compensation tax benefits	3,758	4,786
Proceeds from employee stock options exercised	6,380	5,897
Repurchase of common stock	0	(298,032)
Principal payments on debt obligations	(19,203)	(30,736)
Dividends paid on common shares	(21,880)	(19,042)

Net cash used in financing activities	(30,945)	(337,127)

Effect of exchange rate changes on cash from continuing operations	(632)	1,519
Net increase (decrease) in cash and cash equivalents	10,716	(241,238)

Cash and cash equivalents at beginning of period	211,200	457,614
Add: Cash and cash equivalents of discontinued operations at beginning of period	0	2,273
Net increase (decrease) in cash and cash equivalents	10,716	(241,238)
Less: Cash and cash equivalents of discontinued operations at end of period	0	(2,557)

Cash and cash equivalents at end of period	$221,916	$216,092

Supplemental disclosures:
Interest paid from continuing operations	$17,807	$19,602
Income taxes paid (refunded), net	1,575	(8,690)
Capitalized lease obligations incurred from continuing operations	400	543

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 MANAGEMENT’S STATEMENT

In the opinion of management, the accompanying Consolidated Condensed Financial Statements contain all adjustments (all of which are normal and recurring in nature) necessary for a fair statement of the consolidated condensed financial position of Wendy’s International, Inc. and subsidiaries (the “Company”) as of June 29, 2008 and December 30, 2007, and the consolidated condensed results of operations and comprehensive income (see Note 7) for the quarters and year-to-date periods ended June 29, 2008 and July 1, 2007 and consolidated condensed cash flows for the year-to-date periods ended June 29, 2008 and July 1, 2007. All of these financial statements are unaudited. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s 2007 Form 10-K. The December 30, 2007 Consolidated Condensed Balance Sheet was derived from the audited Consolidated Financial Statements contained in the Company’s 2007 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

On July 29, 2007, the Company completed the sale of Cafe Express and, accordingly, its results of operations are reflected as discontinued operations for the quarter and year-to-date periods ended July 1, 2007 (see Note 6). Cafe Express was previously reported in the Developing Brand segment.

NOTE 2 NET INCOME PER SHARE

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted computations are based on the treasury stock method and include assumed conversions of stock options and restricted stock and restricted stock units, when outstanding and dilutive.

The computation of diluted earnings per common share excludes options to purchase 3.2 million shares for the second quarter of 2008 and 2.0 million shares for the year-to-date periods ended June 29, 2008, because the exercise price of these options was greater than the average market price of the common shares, and therefore, they were antidilutive. There were no options excluded from the computation of diluted earnings per common share for the quarter and year-to-date periods of 2007 as they were all dilutive.

The computations of basic and diluted earnings per common share are shown below:

(In thousands, except per share data)	Quarter Ended		Year-to-Date Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Income from continuing operations for computation of basic and diluted earnings per common share	$19,916	$29,282	$24,059	$43,763
Income (loss) from discontinued operations for computation of basic and diluted earnings per common share	0	(49)	0	157

Net income for computation of basic and diluted earnings per common share	$19,916	$29,233	$24,059	$43,920

Weighted average shares for computation of basic earnings per common share	87,766	87,216	87,586	90,910
Effect of dilutive stock options & restricted shares	774	1,100	826	1,101

Weighted average shares for computation of diluted earnings per common share	88,540	88,316	88,412	92,011

Basic earnings per common share from continuing operations	$0.23	$0.34	$0.27	$0.48
Basic earnings (loss) per common share from discontinued operations	$0.00	$(0.00)	$0.00	$0.00

Total basic earnings per common share	$0.23	$0.34	$0.27	$0.48

Diluted earnings per common share from continuing operations	$0.22	$0.33	$0.27	$0.48
Diluted earnings (loss) per common share from discontinued operations	$0.00	$(0.00)	$0.00	$0.00

Total diluted earnings per common share	$0.22	$0.33	$0.27	$0.48

NOTE 3 STOCK-BASED COMPENSATION

The Company recorded the following stock compensation expense:

(In thousands)	Quarter Ended		Year-to-Date Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Continuing operations:
Before-tax	$3,585	$3,895	$7,061	$6,615
After-tax	$2,274	$2,574	$4,479	$4,340
Discontinued operations:
Before-tax	$0	$151	$0	$191
After-tax	$0	$96	$0	$121
Total:
Before-tax	$3,585	$4,046	$7,061	$6,806
After-tax	$2,274	$2,670	$4,479	$4,461

In May 2008, the Company granted 2.4 million stock options to key employees at a weighted average price of $28.71. One-third of the options vest on each of the first three anniversaries of the grant date.

In calculating the fair value of options issued to employees that received grants in May 2008, the Company used the following assumptions.

Assumption	2008
Dividend yield				1.7%
Expected volatility				26%
Risk-free interest rate				2.6%
Expected lives				4.3 years
Per share weighted average fair value of options granted				$6.05

NOTE 4 OTHER INCOME, NET

The following represents the components of Other income, net on the Consolidated Condensed Statements of Income for each of the periods presented:

	Quarter Ended		Year-to-Date Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Store closure costs	$(143)	$494	$3,178	$4,315
Equity investment income	(3,038)	(2,747)	(5,202)	(5,055)
Net gain from the sale of property	(50)	(916)	(634)	(1,389)
Legal reserves	617	(697)	2,012	335
Investment distribution	(1,027)	0	(1,053)	0
Gain from insurance proceeds	0	(4,526)	0	(4,526)
Other, net	1,636	381	1,148	(373)

Other income, net	$(2,005)	$(8,011)	$(551)	$(6,693)

Store closure costs include asset impairments, asset write-offs and lease termination costs. Equity investment income primarily represents Wendy’s share of a 50/50 Canadian restaurant real estate joint venture between Wendy’s and Tim Hortons. The gain from insurance proceeds primarily represents reimbursements related to property damaged by Hurricane Katrina. The change in other, net for the comparative quarter and year-to-date periods primarily reflects higher store asset write-offs.

NOTE 5 INCOME TAXES

The effective income tax rate for the quarter and year-to-date periods ended June 29, 2008 was 37.5% and 38.0%, respectively, compared to 38.2% and 36.7% for the respective comparative periods ended July 1, 2007. The year-to-date period ended July 1, 2007 benefited from tax refund claim discrete events.

The Company has identified approximately $19 million in fees to certain advisors to the Special Committee of the Board of Directors that are directly associated with the proposed transaction, which will be deemed as non-deductible, resulting in approximately $7 million in additional tax expense for the period in which the transaction would occur.

NOTE 6 DISCONTINUED OPERATIONS

On July 29, 2007, the Company completed the sale of Cafe Express. Accordingly, the results of operations of Cafe Express are reflected as discontinued operations for the quarter and year-to-date periods ended July 1, 2007. According to the terms of the sale agreements, the disposition of Cafe Express was subject to certain working capital and other adjustments which have not been finalized. The impact of any such adjustments is not expected to have a material impact on the results of operations of the Company.

The following table presents the significant components of Cafe Express operating results included in income (loss) from discontinued operations for the quarter and year-to-date periods ended July 1, 2007.

(In thousands)	Quarter Ended July 1, 2007	Year-to-Date Ended July 1, 2007
Revenues	$8,835	$17,185

Income (loss) before income taxes	(78)	253
Income tax (benefit) expense	(29)	96

Income (loss) from discontinued operations, net of tax	$(49)	$157

NOTE 7 CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

The components of other comprehensive income (loss) and total comprehensive income are shown below:

	Quarter Ended		Year-to-Date Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income	$19,916	$29,233	$24,059	$43,920

Other comprehensive income (loss):
Translation adjustments,	1,368	8,627	(3,518)	9,673
Pension liability (net of tax of $827 and $2,670 for the quarters ended June 29, 2008 and July 1, 2007, respectively and $1,092 and $2,670 for the year-to-date periods ended June 29, 2008 and July 1, 2007, respectively).	1,362	3,625	1,797	4,395

Total other comprehensive income (loss)	2,730	12,252	(1,721)	14,068

Total comprehensive income	$22,646	$41,485	$22,338	$57,988

Other comprehensive income (loss) is comprised of translation adjustments related to fluctuations in the Canadian dollar and changes in the Company’s pension liability. There was a strengthening in the Canadian dollar during the second quarter and a weakening during the year-to-date periods of 2008, as well as a strengthening in the Canadian dollar during the second quarter and year-to-date periods of 2007. At the end of the second quarter 2008, the Canadian exchange rate was $1.01 versus $1.02 at March 30, 2008 and $0.98 at December 30, 2007. At the end of the second quarter 2007, the Canadian exchange rate was $1.07 versus $1.15 at April 1, 2007 and $1.17 at December 31, 2006.

NOTE 8 DEBT

On February 29, 2008, the Company negotiated a renewal of its $200 million revolving credit facility which expires on September 1, 2008. This amended revolving credit facility contains various covenants which, among other things: require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio; limits the amounts of assets that can be sold, shares that can be repurchased, liens that can be placed on the Company’s assets, indebtedness of subsidiaries to third parties (excluding indebtedness of the Wendy’s National Advertising Program, Inc.) and contingent and off balance sheet liabilities that can exist; eliminate the Company’s ability to perform asset securitizations and sale and leaseback transactions; and establish the maintenance of minimum on-hand balances of cash and cash equivalents of $50.0 million. The Company was in compliance with these covenants as of June 29, 2008. The Company is charged interest on advances that varies based on the type of advance utilized by the Company, which is either an alternate base rate (greater of prime or Federal funds plus 0.5%) or a rate based on LIBOR plus a margin that varies based on the Company’s debt rating at the time of the advance. The Company is also charged a facility fee based on the total credit facility. This fee varies from 0.15% to 0.40% based on the Company’s debt rating. As of June 29, 2008, no amounts under this revolving credit facility were drawn. If the Company consummates the Merger Agreement (see Note 18) the revolving credit facility would not be available to the Company.

In the fourth quarter of 2006, the Company entered into an agreement to sell approximately 40% of the Company’s U.S. royalty stream for a 14-month period to a third party in return for a cash payment in 2006 of $94.0 million. The cash received in 2006 was classified as debt which was fully repaid in the second quarter of 2008.

NOTE 9 GOODWILL AND OTHER INTANGIBLE ASSETS

The table below presents amortizable intangible assets as of June 29, 2008 and December 30, 2007:

	June 29, 2008			December 30, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Patents and trademarks	$452	$(452)	$0	$452	$(452)	$0
Other	5,454	(2,472)	2,982	4,985	(2,281)	2,704

	$5,906	$(2,924)	$2,982	$5,437	$(2,733)	$2,704

Included in the net carrying amount in Other above is $2.4 million and $2.6 million as of June 29, 2008 and December 30, 2007, respectively, net of accumulated amortization of $2.4 million and $2.2 million, respectively, related to the use of the name and likeness of Dave Thomas, the late founder of Wendy’s.

Total intangibles amortization expense was $0.1 million and $0.2 million for the quarter and year-to-date periods ended June 29, 2008, respectively, and $0.2 million and $0.6 million for the quarter and year-to-date periods ended July 1, 2007, respectively. The estimated annual intangibles amortization expense for the years 2009 through 2013 is approximately $0.4 million.

The changes in the carrying amount of goodwill for the year-to-date period ended June 29, 2008 are as follows:

(In thousands)	Total
Balance at December 30, 2007	$84,001
Goodwill recorded in connection with acquisitions	825
Goodwill related to dispositions and write-offs	(329)
Translations adjustments and other	(574)

Balance at June 29, 2008	$83,923

NOTE 10 ACQUISITIONS

During the six months ended June 29, 2008, the Company acquired three restaurants from a franchisee for $2.6 million, including $0.8 million of goodwill. No acquisitions occurred during the six months ended July 1, 2007.

NOTE 11 FIXED ASSET DISPOSITIONS AND IMPAIRMENTS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified assets with a net book value of $4.6 million and $3.3 million as Assets held for disposition in the Consolidated Condensed Balance Sheets as of June 29, 2008 and December 30, 2007, respectively. Assets classified as held for disposition are no longer depreciated and are classified as held for disposition based on the Company’s intention to sell these assets within 12 months.

The following is a progression of Assets held for disposition.

(In thousands, except number of sites)	Number of Sites	Net Book Value	Gain on Sale
Balance at December 30, 2007	7	$3,338
Sold	(2)	(1,194)	$584
Transferred to property and equipment	(2)	(775)
Transferred from property and equipment	6	3,345
Impairments recorded		(148)

Balance at June 29, 2008	9	$4,566

At June 29, 2008, the net book value of Assets held for disposition included $2.9 million of land and $1.7 million of buildings and leasehold improvements.

The 2008 net gain of $0.6 million is classified as Other income, net on the Consolidated Condensed Statements of Income. During the six months ended July 1, 2007, the Company sold 12 sites classified as held for disposition at December 31, 2006, with a net book value of $4.5 million, for a net gain of $1.6 million, of which $1.3 million is classified as Other income, net and $0.3 million is classified in Franchise revenues on the Consolidated Condensed Statements of Income.

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

During the six months ended June 29, 2008, the Company sold 13 sites not classified as held for disposition with a net book value of $2.0 million for a net gain of $0.2 million, which is classified as Franchise revenues on the Consolidated Condensed Statements of Income. During the six months ended July 1, 2007, the Company sold 12 sites not classified as held for disposition with a net book value of $2.4 million. The Company recognized a gain of $1.4 million from these sales, of which $.01 million is classified as Other income, net and $1.3 million is classified as Franchise revenues on the Consolidated Condensed Statements of Income.

During the second quarter and year-to-date periods ended June 29, 2008 the Company recorded $0.1 million of income and $3.2 million of expense, respectively, related to store closings, compared to store closing charges of $0.5 million and $4.3 million for the second quarter and year-to-date periods ended July 1, 2007, respectively. Store closing costs are included in Other income, net on the Consolidated Condensed Statements of Income. Total store closing costs included asset impairments and write-offs and lease termination costs.

NOTE 12 RESTRUCTURING RESERVES

The table below presents a reconciliation of the beginning and ending restructuring liabilities (included in Accrued expenses—Other) at December 30, 2007 and June 29, 2008, respectively, related to the Company’s cost reduction plan initiated in 2006.

(In thousands)	Reduction in Force	Professional Fees	Total
Balance at December 30, 2007	$701	$10	$711
Expensed during the period	212	0	212
Paid during the period	(917)	0	(917)
Adjustments	4	(10)	(6)

Balance at June 29, 2008	$0	$0	$0

In the second quarter and the year-to-date periods ended June 29, 2008 and July 1, 2007, respectively, the Company recognized severance and related benefit costs. As of December 30, 2007, all amounts associated with the cost reduction plan are classified as current liabilities. The Company has paid all remaining restructuring liabilities as of June 29, 2008.

In addition to the restructuring liabilities, in the second quarter and year-to-date periods ended June 29, 2008 and July 1, 2007, the Company recognized pretax pension settlement charges of $1.5 million and $5.4 million, respectively, related to the cost reduction plan (see also Note 14). All of these restructuring costs and pretax pension settlement charges are included in the Restructuring and Special Committee related charges line on the Consolidated Condensed Statements of Income.

In the second quarter and year-to-date 2008, the Company recognized $8.6 million and $15.2 million, respectively, of Special Committee related charges, compared to $4.7 million for the quarter and year-to-date periods in 2007, respectively. These costs are primarily financial, legal advisory and due diligence fees related to the activities of the Special Committee formed by the Company’s Board of Directors.

Included on the Consolidated Condensed Balance Sheets as of June 29, 2008 and December 30, 2007 in the Accrued expenses-Other line are expenses related to Special Committee activities of $21.1 million and $15.6 million, respectively. The Special Committee was formed in April 2007 to investigate strategic options including, among other things, revisions to the Company’s strategic plan, changes to its capital structure, or a possible sale, merger or other business combination (see Note 18).

NOTE 13 GUARANTEES AND INDEMNIFICATIONS

The Company has guaranteed certain lease and debt payments, primarily related to franchisees, amounting to $159.6 million. In the event of default by a franchise owner, the Company generally retains the right to acquire possession of the related restaurants. The Company is contingently liable for certain leases amounting to $18.1 million. These leases have been assigned to unrelated third parties, who have agreed to indemnify the Company against future liabilities arising under the leases. These leases expire on various dates through 2022. The Company is also the guarantor on $2.6 million in letters of credit with various parties; however, management does not expect any material loss to result from these instruments because it does not believe performance will be required. The length of the lease, loan and other arrangements guaranteed by the Company or for which the Company is contingently liable varies, but generally does not exceed 20 years.

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

The Crew Plan discontinued employee participation and accruing additional employee benefits in 2001. In February 2006, the Company announced that it would freeze the ABP Plan as of December 31, 2006. Beginning January 1, 2007, no new participants entered the ABP Plan, although participant account balances continue to receive interest credits of approximately 6% on existing account balances. Beginning January 1, 2007, Company benefits credited to ABP Plan participant accounts which were historically made based on a percentage of participant salary and years of service are no longer made. In the fourth quarter of 2006, the Company decided to terminate the Plans. The Company has received approval of the termination by the Pension Benefit Guaranty Corporation, requested termination determination letters on the Plans from the IRS and, during July, 2008, received the requested IRS determination letter on the Crew Plan. Once approved by the IRS, the Company intends to distribute lump sum payments or purchase annuities to settle all Plan benefits. The Company expects to recognize future pretax settlement charges up to $40 million, including up to $20 million in cash contributions to fund the Plans’ obligations when the Plans are terminated. In the second quarter of 2008, the Company recognized $1.5 million of pretax non-cash pension settlement charges, which reflected approximately $5 million of cash distributions made in the first half of the year. There were no settlement charges recognized in the first quarter of 2008. In the second quarter of 2007, the Company recognized $5.5 million in pretax non-cash pension settlement charges, of which $4.0 million consisted of a non-cash adjustment identified in the second quarter of 2007 that relates to the first quarter 2007. This adjustment was not material.

Net periodic pension cost for the Plans for the quarter and year-to-date periods ended June 29, 2008 and July 1, 2007 consisted of the following:

	Quarter Ended		Year-to-Date Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Interest cost	$960	$1,367	$1,926	$2,667
Expected return on plan assets	(897)	(1,244)	(1,810)	(2,488)
Amortization of net loss	604	713	1,202	1,427

Net periodic pension cost	$667	$836	$1,318	$1,606

NOTE 15 REVENUES

Revenues consisted of the following:

	Quarter Ended		Year-to-Date Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Retail sales:
Sales from company operated restaurants	$529,905	$532,497	$1,020,354	$1,032,836
Product sales to franchises	26,180	25,815	48,748	48,420

	556,085	558,312	1,069,102	1,081,256
Franchise revenues:
Rents and royalties	75,287	72,629	143,829	139,163
Franchise fees	464	666	962	1,035
Net gains on sales of properties to franchisees	87	1,305	221	1,622

	75,838	74,600	145,012	141,820

Total revenues	$631,923	$632,912	$1,214,114	$1,223,076

NOTE 16 FAIR VALUE

At June 29, 2008 and December 30, 2007, cash and cash equivalents included $158.8 million and $156.5 million, respectively, of institutional money market fund investments. These investments are measured at fair value using quoted market prices for identical assets (the highest Level 1 fair value measure identified by Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”).

NOTE 17 RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date measured at fair values as of that date. This Statement changes the accounting for acquisition-related costs and restructuring costs, now requiring those costs to be recognized separately from the acquisition. This Statement also makes various other amendments to the authoritative literature intended to provide additional guidance or to conform the guidance in that literature to that provided in this Statement. SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R) but does not expect it to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. This Statement will be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities in order to provide adequate information about how those activities affect the entity’s financial position, financial performance and cash flows. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 161 but does not expect it to have a material impact on the Company’s financial statements.

NOTE 18 MERGER

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

Each party’s obligation to consummate the Merger is subject to customary conditions, including shareholder approval of both companies. On May 28, 2008, The United States Federal Trade Commission granted the Company’s and Triarc’s request for early termination of the Hart-Scott-Rodino Act waiting period.

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

Since the announcement of the execution of the Merger Agreement on April 24, 2008, several purported class action lawsuits have been filed by shareholders of the Company in Ohio and New York state courts. The plaintiffs assert claims of breach of fiduciary duty against the Company and against certain of its officers and directors in connection with the Merger and failure to disclose material information related to the Merger in the S-4 that Triarc filed with the SEC. The complaints seek, among other things, injunctive relief against consummation of the Merger, declaratory judgments for breach of fiduciary duties, attorney’s fees and damages in an unspecified amount. The Company believes the claims are without merit and intends to vigorously defend against them. The Company is unable to reliably estimate the range of possible dollar claims that may result from these lawsuits. However, it is the opinion of the Company that the ultimate resolution of these matters will not materially affect the earnings or financial condition of the Company.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Wendy’s International, Inc. and subsidiaries (the “Company”) completed the sale of Cafe Express on July 29, 2007. Accordingly, the after-tax operating results of Cafe Express now appear in the income (loss) from discontinued operations line on the Consolidated Condensed Statements of Income for all periods presented.

The Company’s reported net income was $19.9 million for second quarter 2008 compared to $29.2 million for second quarter 2007. Year-to-date, the Company’s net income was $24.1 million compared to $43.9 million in 2007. Income from continuing operations decreased 32.0% in the second quarter 2008, from $29.3 million in 2007 to $19.9 million in 2008 and decreased 45.0% from $43.8 million in 2007 to $24.1 million in 2008. The year over year decline was driven by lower operating income, which decreased 30.0% in the second quarter 2008 and 37.2% year-to-date compared to 2007. Both 2008 and 2007 second quarter results were impacted by restructuring charges and also impacted by costs associated with the Board of Director’s Special Committee, which was formed to investigate strategic options for the Company (see “Management’s Outlook” section below). Without the Restructuring and Special Committee related charges as shown on the Consolidated Condensed Statements of Income, second quarter 2008 adjusted operating income was lower than 2007 by $17.3 million, or 26.0%, and $26.1 million, or 27.2%, for the year-to-date. The Company uses adjusted operating income as an internal measure of operating performance. Management believes adjusted operating income provides a meaningful perspective of the underlying operating performance of the business.

The operating income results from continuing operations for the second quarter 2008 were due to lower company operated restaurant margins (see below), higher franchisee breakfast advertising support of $2.6 million and higher legal reserves of $1.3 million, partially offset by lower general and administrative expenses of $6.1 million. Company operated restaurant margins in the second quarter 2008 decreased by 250 basis points over 2007, primarily reflecting higher commodity costs, transaction declines and higher breakfast losses, partially offset by menu price increases and labor efficiencies. Second quarter 2008 U.S. company operated restaurant margins decreased by 270 basis points from 2007 due primarily to the factors described above. Rising commodity costs negatively impacted U.S. company operated margins by 220 basis points in the second quarter compared to 2007. The decrease in general and administration expenses resulted primarily from lower product testing costs of $3.1 million, lower legal and professional fees of $1.8 million and lower bonus expense of $1.5 million for the quarter.

The lower operating income results from continuing operations year-to-date 2008 were due primarily to the same factors described above for the second quarter. Year-to-date 2008 company operated restaurant margins were lower than 2007 by 180 basis points due primarily to higher commodity costs, transaction declines, higher breakfast losses and unfavorable product mix, partially offset by menu price increases and labor efficiencies. Year-to-date 2008 also included higher franchisee breakfast advertising support of $3.4 million, higher franchisee remodel incentives of $1.6 million and higher legal reserves of $1.7 million. General and administrative expenses were $3.7 million below 2007, resulting primarily from lower bonus expense of $5.3 million and lower product testing costs of $3.3 million, partially offset by higher salaries and benefits.

The second quarter and year-to-date periods in 2008 were also impacted by the absence of gains from insurance proceeds in 2007 of $4.5 million related to damages incurred due to Hurricane Katrina.

Average same-store sales results for U.S. company and franchised restaurants as a percentage change for the second quarter and year-to-date 2008 versus prior year are listed in the table below. One of the key indicators in the restaurant industry that management monitors to assess the health of the Company is average same-store sales. Franchisee operations are not included in the Company’s financial statements; however, franchisee sales result in royalties and rental income, which are included in the Company’s franchise revenues.

	Quarter Ended		Year-to-Date Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
U.S. company	0.1%	0.7%	(0.8)%	2.3%
U.S. franchise	1.1%	0.4%	0.5%	2.0%

A summary of systemwide restaurants is included on page 24.

Company Operated Restaurant Margins

The Company’s restaurant margins are computed as sales from company operated restaurants less cost of sales from company operated restaurants and company restaurant operating costs, divided by sales from company operated restaurants. Depreciation is not included in the calculation of company operated restaurant margins. Company operated restaurant margins declined to 9.3% in the second quarter and 8.5% year-to-date, compared to 11.8% in the second quarter and 10.3% year-to-date periods in 2007, primarily reflecting higher commodity costs, lower transactions and higher breakfast losses, partially offset by menu price increases and labor efficiencies.

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

The $2.2 million decrease in sales in the second quarter of 2008 versus 2007 is attributable to a decline in the number of company operated restaurants, partially offset by an increase in U.S. average same-store sales of 0.1% in the second quarter of 2008 versus a 0.7% increase in the second quarter of 2007, higher sales in Canada and a stronger Canadian dollar. The $12.2 million decrease in sales year-to-date is due to a decrease of 0.8% in U.S. average same-store sales in 2008 versus a 2.3% increase in 2007 and a decline in the number of company operated restaurants, partially offset by higher sales in Canada and a stronger Canadian dollar. Total company operated restaurants open at June 29, 2008 declined 3% to 1,402 versus 1,444 at July 1, 2007. The decline in company operated stores is due primarily to the sale of stores to franchisees.

The following table presents information for U.S. company operated restaurants for the quarter and year-to-date periods ended June 29, 2008 and July 1, 2007, and includes additional sales derived from the Company’s new breakfast program.

	Quarter Ended		Year-to-Date Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
U.S. average same-store sales increase (decrease)	0.1%	0.7%	(0.8)%	2.3%
U.S. company operated restaurants open	1,263	1,297	1,263	1,297

Franchise Revenues

The Company’s franchise revenues include royalty income from franchisees, rental income from properties leased to franchisees, gains from the sales of properties to franchisees and franchise fees. Franchise fees cover various costs and expenses related to establishing a franchisee’s business.

The $1.2 million increase in franchise revenues in the second quarter versus 2007 was primarily driven by higher royalties of $2.0 million, reflecting higher franchisee same-store sales in both the U.S. and Canada, an 8% stronger Canadian dollar and a greater number of franchise stores open. Franchise rents were $0.6 million higher in the second quarter, driven primarily by an increase in franchise leased properties. These increases were partially offset by lower gains on sales of properties to franchisees of $1.2 million.

The $3.2 million increase in year-to-date franchise revenues versus 2007 primarily reflects higher royalties of $3.1 million due to higher U.S. and Canadian franchisee average same-store, an 11% stronger Canadian dollar and a greater number of franchise stores open. Franchise rents were $1.5 million higher year-to-date, driven primarily by an increase in franchise leased properties. These increases were partially offset by lower gains on sales of properties to franchisees of $1.4 million. Total franchise restaurants open at June 29, 2008 were 5,223 versus 5,217 at July 1, 2007.

The following table presents information for U.S. franchised restaurants for the quarters and year-to-date periods ended June 29, 2008 and July 1, 2007, respectively:

	Quarter Ended		Year-to-Date Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
U.S. average same-store sales increase	1.1%	0.4%	0.5%	2.0%
U.S. company operated restaurants open	4,655	4,661	4,655	4,661

Cost of Sales

Cost of sales includes food, paper and labor costs for company operated restaurants, and the cost of goods sold to franchisees related to kids’ meal toys and from the Company’s bun baking facilities. Of the total cost of sales, U.S. company operated restaurant cost of sales comprised approximately 88% in each period presented, while the remainder primarily represented Canadian company operated restaurants. Overall, cost of sales as a percent of sales increased 170 basis points in the second quarter and 100 basis points year-to-date 2008, from 60.4% in 2007 to 62.1% in 2008 for the quarter and 61.2% in 2007 to 62.2% in 2008 year-to date, respectively.

U.S. 2008 company operated restaurant cost of sales as a percent of U.S. company operated restaurant sales were 60.9% in the quarter and 60.9% year to date, compared to 59.0% in second quarter 2007 and 59.6% year-to-date 2007. U.S. food and paper costs in 2008 were 33.5% of U.S. company operated restaurant sales for the quarter and 33.1% year-to-date, compared with 32.3% in second quarter 2007 and 32.3% year-to-date. The increase in 2008 versus 2007 primarily reflects increased commodity costs, partially offset by menu price increases. Rising commodity prices negatively impacted U.S. company operated store margins 220 basis points in the second quarter 2008 compared to the second quarter 2007 and 210 basis points for the year-to-date.

U.S. 2008 labor costs were 27.4% of U.S. company operated restaurant sales for the quarter and 27.8% year-to-date, compared with 26.7% in 2007 for the quarter and 27.3% for the year-to-date in 2007. The increase in 2008 versus 2007 primarily reflects an average wage increase of approximately 2.7%, less labor sales leverage and incremental breakfast labor, substantially offset by menu price increases and labor cost-saving initiatives.

Company Restaurant Operating Costs

Company restaurant operating costs include costs necessary to manage and operate company restaurants, except cost of sales and depreciation. Of the total company restaurant operating costs, U.S. company stores comprised approximately 90% in each period presented, while the remainder primarily represented Canadian company stores. As a percent of sales, company restaurant operating costs increased to 28.1% and 28.8% in the second quarter and year-to-date periods in 2008, respectively, from 27.3% and 28.2% for the quarter and year-to-date 2007, respectively. The 2008 increase for the quarter primarily reflects higher store bonus accruals, higher costs related to the Company’s new breakfast program and other cost increases, partially offset by lower costs due to fewer company-operated stores. Year-to-date, the 2008 increase primarily reflects higher breakfast costs and general cost increases, partially offset by lower costs due to fewer company-operated stores.

Operating Costs

Operating costs include rent expense and other costs related to properties subleased to franchisees, other franchisee related costs and costs related to operating and maintaining the Company’s bun baking facilities.

The $3.2 million increase in operating costs in the second quarter 2008 compared to 2007 primarily reflects higher breakfast advertising costs to support franchisees of $2.3 million and higher franchisee incentives of $0.8 million. The $6.1 million increase in year-to-date operating costs reflects higher breakfast advertising costs to support franchisees of $3.3 million and higher franchisee incentives of $2.2 million. Spending to support franchisee breakfast advertising began in the second half of 2007.

General and Administrative Expenses

General and administrative expenses decreased $6.1 million, or 11.8%, to $45.3 million in the second quarter 2008 and $3.7 million, or 3.6%, to $98.5 million for the year-to-date. As a percent of revenues, general and administrative expenses for the second quarter 2008 were 90 basis points lower compared to prior year at 7.2% versus 8.1% for the second quarter 2007 and 30 basis points lower for the year-to-date at 8.1% versus 8.4% in 2007. The $6.1 million decrease for the quarter includes lower product testing costs of $3.1 million, lower legal and professional fees of $1.8 million and lower bonus expense of $1.5 million. The $3.7 million decrease year-to-date primarily includes lower bonuses of $5.3 million and lower product testing costs of $3.3 million, partially offset by higher salaries and benefits due to higher headcounts.

Restructuring and Special Committee Related Charges

In second quarter and year-to-date 2008, the Company recognized $1.5 million and $1.7 million, respectively, of restructuring costs, compared to $5.9 million and $6.9 million for the quarter and year-to-date periods in 2007, respectively. These restructuring costs primarily included non-cash pension settlement costs as well as other costs related to the Company’s 2006 voluntary enhanced retirement plan and reduction in force as part of a cost reduction plan. As part of the 2006 plan, the Company decided to terminate its defined benefit plans. In the second quarter of 2007, the Company recognized $5.5 million in pretax non-cash pension settlement charges, of which $4.0 million consisted of a non-cash adjustment identified in the second quarter of 2007 that relates to the first quarter 2007. This adjustment was not material.

In the second quarter and year-to-date 2008, the Company recognized $8.6 million and $15.2 million, respectively, of Special Committee related charges, compared to $4.7 million for the quarter and year-to-date periods in 2007, respectively. These costs are primarily financial, legal advisory and due diligence fees related to the activities of the Special Committee formed by the Company’s Board of Directors (see “Management’s Outlook” section for a further description.)

Other income, net

Other income, net, includes amounts that are not directly related to the Company’s primary business. These include expenses related to store closures, sales of properties to non-franchisees, joint venture income and reserves for legal issues.

The following is a summary of Other income, net for the periods indicated:

	Quarter Ended		Year-to-Date Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Store closure costs	$(143)	$494	$3,178	$4,315
Equity investment income	(3,038)	(2,747)	(5,202)	(5,055)
Net gain from the sale of property	(50)	(916)	(634)	(1,389)
Legal reserves	617	(697)	2,012	335
Investment distribution	(1,027)	0	(1,053)	0
Gain from insurance proceeds	0	(4,526)	0	(4,526)
Other, net	1,636	381	1,148	(373)

Other income, net	$(2,005)	$(8,011)	$(551)	$(6,693)

Store closure costs

Store closure charges for both quarter and year-to-date include asset impairments and write-offs and lease termination costs.

Equity investment income

Equity investment income primarily includes income from the Company’s 50/50 Canadian restaurant real estate joint venture with Tim Hortons Inc.

Investment distribution

The investment distribution was received from the Company’s cost investment in Catterton Partners.

Interest Expense

The decrease in interest expense of $1.9 million for the second quarter and $5.0 million year-to-date 2008 versus 2007 reflects the pay down of the debt associated with the sale of proximately 40% of the Company’s 2007 royalty stream. This debt was fully repaid in the second quarter of 2008. (For further information on this transaction, see the “Liquidity and Capital Resources” section below).

Interest Income

The decrease in interest income of $0.7 million for the second quarter and $4.0 million year-to-date 2008 versus 2007, primarily reflects a decrease in interest rates as well as a reduction in cash and cash equivalent balances.

Income Taxes

The effective income tax rate for the second quarter and year-to-date periods ended June 29, 2008 was 37.5% and 38.0%, respectively, compared to 38.2% and 36.7% for the comparable periods ended July 1, 2007. The year-to-date period ended July 1, 2007 benefited from tax refund claim discrete events.

The Company has identified approximately $19 million in fees to certain advisors to the Special Committee of the Board of Directors that are directly associated with the proposed transaction, which will be deemed as non-deductible, resulting in approximately $7 million in additional tax expense for the period in which the transaction would occur.

Income (Loss) from Discontinued Operations

The Company completed its sale of Cafe Express on July 29, 2007. Accordingly, the after-tax operating results of Cafe Express now appear as Income (loss) from discontinued operations on the Consolidated Condensed Statements of Income. Income from discontinued operations, net of tax, was zero for year-to-date 2008 and $0.2 million for year-to-date 2007.

COMPREHENSIVE INCOME

Comprehensive income was higher than net income by $2.7 million for the second quarter 2008 and lower than net income by $1.7 million for year-to-date 2008, and higher than net income by $12.3 million and $14.1 million for the second quarter and year-to-date 2007, respectively. The changes in comprehensive income in the second quarter and year-to-date 2008 were comprised of a $1.4 million gain and a $3.5 million loss, respectively, in Canadian foreign translation adjustments. Both the 2008 second quarter and year-to-date comprehensive income included recognition of $1.4 million and $1.8 million, respectively, related to the Company’s pension liability. The second quarter and year-to-date 2007 increases in comprehensive income included $8.6 million and $9.7 million, respectively, in favorable Canadian foreign translation adjustments, and $3.6 million and $4.4 million, respectively, related to the Company’s pension liability. At the end of the second quarter 2008, the Canadian exchange rate was $1.01 versus $1.02 at March 30, 2008 and $.98 December 30, 2007. At the end of the second quarter 2007, the Canadian exchange rate was $1.07 versus $1.15 at April 1, 2007 and $1.17 at December 31, 2006.

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

Share repurchases have been a part of the financial strategy utilized by the Company, and normally these repurchases come from cash on hand, including the cash provided by option exercises. Due to the execution of the Merger Agreement (see “Special Committee and the Announced Definitive Merger Agreement” section below), share repurchases in 2008 are not expected. In the short term, the Company expects cash provided by stock option exercises to decrease because the Company did not grant stock options for the two years prior to 2007 and approximately 4 million options were outstanding as of June 29, 2008.

The Company currently has a $500 million shelf registration and $200 million revolving credit facility, both of which were unused as of June 29, 2008. As of June 29, 2008, the Company was in compliance with the covenants under its revolving credit facility and the limits of its Senior Notes and Debentures. The Company currently anticipates that it will allow its revolving credit facility to expire on September 1, 2008.

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

Comparative Cash Flows

Cash flows from operations provided by continuing operations were $96.5 million compared to $123.5 million for the prior year. The 2008 decrease was primarily due to lower income from continuing operations in 2008 versus 2007 and $1.6 million net tax payments in 2008 versus net tax refunds of $8.7 million in 2007, partially offset by changes in working capital related to the timing of cash receipts and disbursements.

Net cash used in investing activities from continuing operations totaled $54.2 million in 2008 compared to $29.0 million in 2007. The $25.2 million increase in net cash used in 2008 primarily reflects an increase in capital expenditures of $14.0 million, higher acquisitions of franchisees of $2.6 million, lower proceeds from property dispositions of $5.9 million and lower proceeds from insurance of $3.3 million.

Financing activities from continuing operations used cash of $30.9 million in 2008 compared to $337.1 million in 2007. The $306.2 million decrease in 2008 net financing outflows primarily reflects the absence of $298.0 million of share repurchases in 2008 and lower 2008 principal payments on debt obligations of $11.5 million, partially offset by higher 2008 dividend payments of $2.8 million.

Liquidity and Capital Resources

Cash flow from operations, cash and investments on hand, possible asset sales, cash available through existing revolving credit agreements and the possible issuance of securities should provide for the Company’s projected short-term and long-term cash requirements, including cash for capital expenditures, authorized share repurchases, dividends, repayment of debt, future acquisitions of restaurants from franchisees and other corporate purposes. The anticipated expiration of its revolving credit agreement on September 1, 2008 is not expected to impact the Company’s ability to meet its cash requirements prior to the consummation of the Merger Agreement (see “Special Committee and the Announced Definitive Merger Agreement” section below). As of June 29, 2008, the Company had $221.9 million of cash and cash equivalents on its balance sheet.

On February 29, 2008, the Company negotiated a renewal of its $200 million revolving credit facility which expires on September 1, 2008. This amended revolving credit facility contains various covenants which, among other things: require the maintenance of certain ratios, including indebtedness to total capitalization and a fixed charge coverage ratio; limit the amounts of assets that can be sold, shares that can be repurchased, liens that can be placed on the Company’s assets, indebtedness of subsidiaries to third parties (excluding indebtedness of The Wendy’s National Advertising Program, Inc.) and contingent and off balance sheet liabilities that can exist; eliminate the Company’s ability to perform asset securitizations and sale and leaseback transactions; and establish the maintenance of minimum on-hand balances of cash and cash equivalents of $50.0 million. The Company was in compliance with these covenants as of June 29, 2008. The Company is charged interest on advances, that varies based on the type of advance utilized by the Company, which is either an alternate base rate (greater of prime or Federal funds plus 0.5%) or a rate based on LIBOR plus a margin that varies based on the Company’s debt rating at the time of the advance. The Company is also charged a facility fee based on the total credit facility. This fee varies from 0.15% to 0.40% based on the Company’s debt rating. As of June 29, 2008, no amounts under this revolving credit facility were drawn. If the Company consummates the Merger Agreement with Triarc (see “Special Committee and the Announced Definitive Merger Agreement” section below), the revolving credit facility would not be available to the Company. The Company does not intend to renew its revolving credit facility.

In the fourth quarter of 2006, the Company entered into an agreement to sell approximately 40% of the Company’s U.S. royalty stream for a 14-month period to a third party in return for a cash payment in 2006 of $94.0 million. Royalties subject to the agreement relate to royalties payable to a subsidiary of the Company for both company operated and franchised stores. The cash received in 2006 was classified as debt which was fully repaid in the second quarter of 2008.

The Company’s 2007 Stock Incentive Plan (the “2007 Plan”) provides for equity compensation awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalent rights, performance shares, performance units and share awards (collectively, “Awards”) to eligible employees and directors of the Company or its subsidiaries. The 2007 Plan authorizes up to 6 million common shares for grants of Awards. The common shares offered under the 2007 Plan may be authorized but unissued shares, treasury shares or any combination thereof. Equity awards granted in 2008 were comprised primarily of stock options.

In 2003, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to issue up to $500 million of securities. As of June 29, 2008, all of the $500 million of securities available under this Form S-3 remained unused.

Standard & Poor’s and Moody’s rate the Company’s senior unsecured debt as BB- and Ba3, respectively. Standard & Poor’s has stated that the Company’s debt ratings remain on credit watch with negative implications. Moody’s has stated that it has placed the Company’s debt ratings on review for possible downgrade. On April 24, 2008, both Standard & Poor’s and Moody’s reaffirmed these ratings following the Company’s announcement of its Merger Agreement with Triarc (see “Special Committee and the Announced Definitive Merger Agreement” section below). As a result of the lower debt ratings, the Company could incur an increase in borrowing costs if it were to enter into new borrowing arrangements and can no longer access the capital markets through its commercial paper program. If the ratings should continue to decline, it is possible that the Company would not be able to borrow on acceptable terms. Factors that could be significant to the determination of the Company’s credit ratings include, among other things, sales and cost trends, the Company’s cash position, cash flow, capital expenditures, stability of earnings, decisions reached by the Special Committee and the consummation of the Merger Agreement with Triarc (see “Special Committee and the Announced Definitive Merger Agreement” section below). The Company does not have significant debt maturities until 2011.

The Company expects it is reasonably possible that approximately $10.1 million of its unrecognized tax benefits will be settled or refund claims will be received in the next 12 months.

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

•

Capture New Opportunities—Seeking to drive growth beyond its existing business. The Company’s breakfast program is following a disciplined process for product development and operations, as well as analyzing consumer feedback. With the quick-service restaurant breakfast market estimated at $30 billion, breakfast is a priority for the Company that could generate significant long-term sales and profits. Also, the Company believes it has considerable opportunity to expand in the U.S. over the long-term and is making infrastructure investments to grow its international business. The Company will continue to moderate its short-term North American development until restaurant revenues and operating cash flows improve.

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

Authorization of up to 35.4 million shares for repurchase

At June 29, 2008, approximately 4.0 million shares remained under the October 9, 2006 share repurchase authorization.

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

Each party’s obligation to consummate the Merger is subject to customary conditions, including shareholder approval of both companies and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On May 28, 2008, the United States Federal Trade Commission granted the Company’s and Triarc’s request for early termination of the Hart-Scott-Rodino Act waiting period.

In connection with the proposed merger, Triarc filed a Registration Statement on Form S-4 on June 2, 2008 with the SEC (Registration No. 333-151336) that includes a preliminary joint proxy statement of Triarc and Wendy’s and that also constitutes a preliminary prospectus of Triarc. Triarc filed Amendment No. 1 and Amendment No. 2 to the Form S-4 with the SEC on July 11, 2008 and August 4, 2008, respectively.

Change in Control

The consummation of the Merger Agreement will constitute a change in control for the purposes of the Company’s equity and other benefit plans. As a result, all outstanding, unvested equity awards will vest and become vested equity of Triarc, (except for certain stock options awarded in April and July 2008, which will remain unvested equity of Triarc) and the Company will recognize compensation expense under SFAS No. 123R for that portion of award value not previously expensed.

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

Under the terms of the Company’s non-qualified supplemental executive retirement plans and its non-qualified deferred compensation plan, prior to a change in control the Company will be obligated to fund amounts payable under those plans into a rabbi trust.

The Company had previously entered into employment agreements with each of its Executive Officers as well as certain other Officers. The Company had also previously entered into a revised form of agreement with its Executive Vice President and Chief Financial Officer. Prior to a change in control the Company will be obligated to fund amounts payable under these agreements into the rabbi trust.

The Company presently estimates that the aggregate amount that will be funded into the rabbi trust for the non-qualified supplemental executive retirement plans, the non-qualified deferred compensation plan and the employment agreements prior to the consummation of the Merger Agreement will be between $34 million to $39 million.

In addition to the above costs, other additional costs will be incurred related to employee retention as a result of the change in control.

The Merger Agreement requires the Company, prior to consummation of the Merger, to take such actions as are necessary (including making cash contributions into a trust related to the ABPP Plan and the Crew Plan) to reduce the aggregate amount of underfunding of those Plans, as measured on the applicable plan termination basis, to $10 million or less. The Company has not yet determined the amount of the cash contribution, if any, that will be needed to comply with this provision of the Merger Agreement.

Off-Balance Sheet Arrangements

The Company has no “off-balance sheet” arrangements as of June 29, 2008 and December 30, 2007 as that term is described by the SEC, other than those described in Note 13 to the Consolidated Condensed Financial Statements.

MARKET RISK

The Company’s exposure to various market risks remains substantially the same as reported as of December 30, 2007. The Company’s disclosures about market risk are incorporated herein by reference from pages 39 through 41 of the Company’s 2007 Annual Report on Form 10-K filed with the SEC on February 27, 2008.

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

SYSTEMWIDE RESTAURANTS

	As of June 29, 2008	As of March 30, 2008	Increase/ (Decrease) From Prior Quarter	As of July 1, 2007	Increase/ (Decrease) From Prior Year
Wendy’s
U.S
Company	1,263	1,267	(4)	1,297	(34)
Franchise	4,655	4,650	5	4,661	(6)

	5,918	5,917	1	5,958	(40)

Canada
Company	139	140	(1)	145	(6)
Franchise	236	237	(1)	231	5

	375	377	(2)	376	(1)

Other
International
Company	0	0	0	2	(2)
Franchise	332	328	4	325	7

	332	328	4	327	5

Total Wendy’s
Company	1,402	1,407	(5)	1,444	(42)
Franchise	5,223	5,215	8	5,217	6

	6,625	6,622	3	6,661	(36)

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date measured at their fair values as of that date. This Statement changes the accounting for acquisition-related costs and restructuring costs, now requiring those costs to be recognized separately from the acquisition. This Statement also makes various other amendments to the authoritative literature intended to provide additional guidance or to conform the guidance in that literature to that provided in this Statement. SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R) but does not expect it to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. This Statement will be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities in order to provide adequate information about how those activities affect the entity’s financial position, financial performance and cash flows.

This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 161 but does not expect it to have a material impact on the Company’s financial statements.

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

On April 25, 2008, a putative class action complaint was filed by Ethel Guiseppone, on behalf of herself and others similarly situated, against the Company, its directors, and Triarc and Trian Partners, in the Franklin County, Ohio Court of Common Pleas. A motion for leave to file an amended complaint was filed on June 19, 2008. The proposed amended complaint alleged breach of fiduciary duties arising out of the board of directors’ search for a merger partner and out of its approval of the Merger Agreement on April 23, 2008, and failure to disclose material information related to the Merger in the Form S-4 that Triarc filed with the SEC. The proposed amended complaint sought certification of the proceeding as a class action; preliminary and permanent injunctions against disenfranchising the purported class and consummating the Merger; a declaration that the defendants breached their fiduciary duties; costs and attorneys fees; and any other relief the court deems proper and just.

Also on April 25, 2008, a putative class action and derivative complaint was filed by Cindy Henzel, on behalf of herself and others similarly situated, and derivatively on behalf of the Company, against the Company and its directors in the Franklin County, Ohio Court of Common Pleas. A motion for leave to file an amended complaint was filed on June 16, 2008. The proposed amended complaint alleges breach of fiduciary duties arising out of the board of directors’ search for a merger partner and out of its approval of the Merger Agreement on April 23, 2008, and failure to disclose material information related to the Merger in the Form S-4 that Triarc filed with the SEC. The proposed amended complaint seeks certification of the proceeding as a derivative and class action; an injunction against consummating the Merger and requiring the defendants to promptly hold an annual meeting and to seek another merger partner; rescission of any part of the Merger Agreement already implemented; a declaration that the defendants breached their fiduciary duties; costs and attorneys fees; and any other relief the court deems proper and just.

On May 22, 2008, a putative class action complaint was filed by Ronald Donald Smith, on behalf of himself and others similarly situated, against the Company and its directors in the Franklin County, Ohio Court of Common Pleas. A motion for leave to file an amended complaint was filed on June 30, 2008. The proposed amended complaint alleged breach of fiduciary duties arising out of the board of directors’ search for a merger partner and out of its approval of the Merger Agreement on April 23, 2008, and failure to disclose material information related to the Merger in the Form S-4 that Triarc filed with the SEC. The proposed amended complaint sought certification of the proceeding as a derivative and class action; an injunction against consummating the Merger and requiring the defendants to promptly hold an annual meeting and to seek another merger partner; rescission of any part of the Merger Agreement already implemented; a declaration that the defendants breached their fiduciary duties; costs and attorneys fees; and any other relief the court deems proper and just.

On June 13, 2008, a putative class action complaint was filed by Peter D. Ravanis and Dorothea Ravanis, on behalf of themselves and others similarly situated, against the Company, its directors, and Triarc in the Supreme Court of the State of New York, New York County. An amended complaint was filed on June 20, 2008. The amended complaint alleges breach of fiduciary duties arising out of the board of directors’ search for a merger partner and out of its approval of the Merger Agreement on April 23, 2008, and failure to disclose material information related to the Merger in the Form S-4 that Triarc filed with the SEC. The amended complaint seeks certification of the proceeding as a class action; preliminary and permanent injunctions against consummating the Merger; other equitable relief; attorneys fees; and any other relief the court deems proper and just. All parties to the Ravanis case have jointly requested that the court stay the action pending resolution of the Ohio cases.

On July 9, 2008, the parties to the three Ohio actions described above filed a stipulation and proposed order that would consolidate the cases, provide for the proposed amended complaint in the Henzel case to be the operative complaint in each of the cases, designate one law firm as lead plaintiffs’ counsel, and establish an answer date for the defendants in the consolidated case. The court entered the order as proposed in all three cases on July 9, 2008.

The Company believes that the above proceedings are without merit and intends to vigorously defend them. While the Company does not believe that any such claims, lawsuits or regulations will have a material adverse effect on its financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on net income for the period in which the ruling occurs or for future periods or a delay in the consummation of the Merger Agreement.

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

Completion of the Merger is conditioned upon, among other things, the receipt of certain regulatory and antitrust approvals, including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval of the Company’s and Triarc’s shareholders. On May 28, 2008, the United States Federal Trade Commission granted the Company’s and Triarc’s request for early termination of the Hart-Scott-Rodino Act waiting period. There is no assurance that the Company will receive the necessary approvals or satisfy the other conditions necessary for completion of the Merger. Failure to complete the Merger would prevent the Company from realizing its anticipated benefits. The Company will also incur transaction costs, whether or not the Merger is completed (including the incurrence of additional compensation expense to retain employees) and, under certain circumstances, may be required to pay an amount equal to $10 million to Triarc if the Merger Agreement is terminated. In addition, the current market price of the Company’s common shares may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in the decline in the market price of the Company’s common shares.

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

The Merger involves the integration of two companies that have previously operated independently. Prior to announcement, the Company did not conduct any integration planning for the two companies. The two companies are devoting and will continue to devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if the business operations are integrated successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame.

Additional Information About the Merger and Where to Find It

In connection with the proposed merger, Triarc filed a Registration Statement on Form S-4 on June 2, 2008 with the SEC (Registration No. 333-151336) that includes a preliminary joint proxy statement of Triarc and Wendy’s and that also constitutes a preliminary prospectus of Triarc. Triarc filed Amendment No. 1 and Amendment No. 2 to the Form S-4 with the SEC on July 11, 2008 and August 4, 2008, respectively. Before making any voting decision, Triarc and the Company urge shareholders to read the definitive joint proxy statement/final prospectus regarding the proposed Merger when it becomes available because it will contain important information. Triarc and the Company each will mail the definitive proxy statement/final prospectus to its shareholders. Shareholders and others may obtain copies of all documents filed with the SEC regarding this transaction, free of charge, at the SEC’s website (www.sec.gov). Shareholders and others may also obtain these documents, free of charge, from Triarc’s website (www.triarc.com) under the heading “Investor Relations” and then under the item “SEC Filings and Annual Reports.” Shareholders and others may also obtain these documents, free of charge, from the Company’s website (www.wendys.com) under the tab “Investors” and then under the heading “SEC Filings.”

Proxy Solicitation

Triarc, the Company and their respective directors, executive officers and certain other members of management and employees may be soliciting proxies from Triarc and the Company’s shareholders in favor of the shareholder approvals required in connection with the Merger. Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of the Triarc and the Company’s shareholders in connection with the shareholder approvals required in connection with the proposed Merger is set forth in the proxy statement/prospectus contained in the above-referenced Registration Statement on Form S-4, as amended. Shareholders and others can find information about Triarc’s executive officers and directors in its Amendment No. 2 to its Form 10-K filed with the SEC on April 25, 2008. Shareholders and others can find information about the Company’s executive officers and directors in its Amendment No. 1 to its Form 10-K filed with the SEC on April 28, 2008. Additional information about Triarc’s executive officers and directors and the Company’s executive officers and directors can be found in the above-referenced Registration Statement on Form S-4, as amended. Shareholders and others can print copies of these documents from www.wendys-invest.com and www.triarc.com.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of common stock for the second quarter and year-to-date periods ended June 29, 2008.

ITEM 6.	EXHIBITS

(a)	Index to Exhibits on Page 29.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S INTERNATIONAL, INC. (Registrant)

Date: August 6, 2008	/s/ Kerrii B. Anderson
Kerrii B. Anderson
Chief Executive Officer and President

Date: August 6, 2008	/s/ Joseph J. Fitzsimmons
Joseph J. Fitzsimmons
Executive Vice President, Chief Financial Officer and Treasurer

WENDY’S INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description	Page No.
10(a)	Sample Stock Option Award Letter	30

10(b)	Sample First Amendment to Indemnification Agreement between the Company and its directors and certain officers and employees	31 - 32

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	33

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	34

32(a)	Section 1350 Certification of Chief Executive Officer	35

32(b)	Section 1350 Certification of Chief Financial Officer	36

99	Safe Harbor Under the Private Securities Litigation Reform Act of 1995	37 - 38

The Company and its subsidiaries are parties to instruments with respect to long-term debt for which securities authorized under each such instruments do not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. Copies of these instruments will be furnished to the Commission upon request.